Form 10-Q
period 2007-03-31
EV Energy Partners, LP
filed 2007-05-15
CIK 1361937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of May 10, 2007, the registrant had 8,430,743 common units outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,027	$1,875
Accounts receivable:
Oil and natural gas sales	9,588	4,608
Related party	2,700	1,996
Other	110	56
Derivative asset	3,297	5,929
Prepaid expenses and other current assets	923	790
Total current assets	22,645	15,254

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; March 31, 2007, $7,539; December 31, 2006, $4,092	269,886	114,401
Other property, net of accumulated depreciation and amortization; March 31, 2007, $196; December 31, 2006, $195	268	283
Long-term derivative asset	753	2,286
Other assets	875	465
Total assets	$294,427	$132,689

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,628	$3,248
Derivative liability	1,158	-
Total current liabilities	5,786	3,248

Asset retirement obligations	7,993	5,188
Share-based compensation liability	196	-
Long-term derivative liability	994	-
Long-term debt	95,100	28,000

Commitments and contingencies

Owners’ equity:
Common unitholders	172,102	77,701
Subordinated unitholders	7,173	10,830
General partner interest	1,062	3,379
Accumulated other comprehensive income	4,021	4,343
Total owners’ equity	184,358	96,253
Total liabilities and owners’ equity	$294,427	$132,689

See accompanying notes to unaudited condensed consolidated/combined financial statements.

EV Energy Partners, L.P.
Condensed Statements of Operations
(In thousands, except per unit data)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Consolidated)	(Combined)
Revenues:
Oil and natural gas revenues	$10,040	$11,669
Gain (loss) on derivatives, net	747	(190)
Transportation and marketing-related revenues	1,220	1,679
Total revenues	12,007	13,158

Operating costs and expenses:
Lease operating expenses	2,306	1,799
Cost of purchased natural gas	1,109	1,558
Production taxes	373	52
Exploration expenses	-	58
Dry hole costs	-	149
Asset retirement obligations accretion expense	91	44
Depreciation, depletion and amortization	2,032	1,105
General and administrative expenses	1,602	640
Management fees	-	35
Total operating costs and expenses	7,513	5,440

Operating income	4,494	7,718

Other income (expense), net:
Interest expense	(943)	(184)
Loss on mark-to-market derivatives, net	(6,245)	-
Other income, net	92	143
Total other income (expense), net	(7,096)	(41)

(Loss) income before income taxes and equity in income of affiliates	(2,602)	7,677
Income taxes	-	(1,545)
Equity in income of affiliates	-	90
Net (loss) income	$(2,602)	$6,222
General partner’s interest in net loss	$(52)
Limited partners’ interest in net loss	$(2,550)
Net loss per limited partner unit:
Common units (basic and diluted)	$(0.28)
Subordinated units (basic and diluted)	$(0.28)
Weighted average limited partner units outstanding:
Common units (basic and diluted)	5,938
Subordinated units (basic and diluted)	3,100

See accompanying notes to unaudited condensed consolidated/combined financial statements.

EV Energy Partners, L.P.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)
	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Consolidated)	(Combined)

Cash flows from operating activities:
Net (loss) income	$(2,602)	$6,222
Adjustments to reconcile net income to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	91	44
Dry hole costs	-	149
Depreciation, depletion and amortization	2,032	1,105
Share-based compensation cost	196	-
Amortization of deferred loan costs	27	-
Unrealized loss on derivatives, net	7,695	-
Provision for deferred taxes	-	92
Equity in income of affiliates, net of distributions	-	(59)
Changes in operating assets and liabilities:
Accounts receivable	1,020	2,463
Prepaid expenses and other current assets	117	97
Other assets	(285)	3
Accounts payable and accrued liabilities	726	(3,533)
Due to affiliates	-	(2,099)
Income taxes	-	1,453
Other current liabilities	-	(31)
Net cash flows provided by operating activities	9,017	5,906

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(160,944)	-
Development of oil and natural gas properties	(1,897)	(1,419)
Investment in equity investee	-	(25)
Net cash flows used in investing activities	(162,841)	(1,444)

Cash flows from financing activities:
Debt borrowings	163,600	-
Repayment of debt borrowings	(96,500)	-
Deferred loan costs	(153)	-
Proceeds from private equity offering	100,000	-
Offering costs	(70)	-
Distributions to partners and dividends paid	(3,100)	(9,011)
Distributions related to acquisitions	(5,801)	-
Net cash flows provided by (used in) financing activities	157,976	(9,011)

Increase (decrease) in cash and cash equivalents	4,152	(4,549)
Cash and cash equivalents - beginning of period	1,875	7,159
Cash and cash equivalents - end of period	$6,027	$2,610

See accompanying notes to unaudited condensed consolidated/combined financial statements.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

EV Energy Partners, L.P. (the “Partnership”) is a publicly held limited partnership that engages in the acquisition, development and production of oil and natural gas properties. The Partnership consummated the acquisition of its predecessors and an initial public offering of its common units effective October 1, 2006. The Partnership’s general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of its general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company.

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

EV Properties was formed on April 12, 2006 by EnerVest Management Partners, Ltd. (“EnerVest”), EV Investors, L.P. (“EV Investors”) and investment funds affiliated with EnCap Investments, L.P. (“EnCap”) to acquire the business of the following partnerships which were controlled by EnerVest:

•	EnerVest Production Partners, Ltd. (“EnerVest Production Partners”) that owned oil and natural gas properties and related assets in the Monroe field in Northern Louisiana, and

•	EnerVest WV, L.P. (“EnerVest WV”) that owned oil and natural gas properties and related assets in West Virginia.

Effective October 1, 2006, we completed our initial public offering of 3.9 million common units at a price of $20.00 per unit, and on October 26, 2006, we closed the sale of an additional 0.4 million common units at a price per unit of $20.00 pursuant to the exercise of the underwriters’ over-allotment option. Net proceeds from the sale of the common units were approximately $76.6 million.

In February 2007, we issued 3.9 million common units to institutional investors in a private placement for net proceeds of $99.9 million, including a $2.0 million contribution by our general partner to maintain its 2% interest in us. We used the proceeds of this issuance to repay indebtedness outstanding under our credit facility.

Basis of Presentation

The condensed consolidated financial statements include the operations of the Partnership and all of its subsidiaries (“we,” “our” or “us”) for periods beginning October 1, 2006. The condensed combined financial statements of the Predecessors reflect the operations of the following entities:

•	the combined operations of EnerVest Production Partners, EnerVest WV and CGAS Exploration for periods before May 12, 2006, and

•	the combined operations of EV Properties and CGAS Exploration from May 12, 2006 through September 30, 2006.

Interim Financial Statements

Our unaudited condensed consolidated/combined financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated/combined financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

All intercompany accounts and transactions have been eliminated in consolidation/combination. In the Notes to Unaudited Condensed Consolidated/Combined Financial Statements, all dollar and unit amounts in tabulations are in thousands of dollars and units, respectively, unless otherwise indicated.

NOTE 2. SHARE-BASED COMPENSATION

In September 2006, the board of directors of EV Management adopted a long-term incentive plan (the “Plan”) for employees, consultants and directors of EV Management and its affiliates who perform services for us. The Plan allows for the award of unit options, phantom units, restricted units and deferred equity rights, and the aggregate amount of our common units that may be awarded under the plan is 0.8 million units.

In January 2007, we issued 0.1 million phantom units to our officers and to directors of EV Management. These phantom units are subject to graded vesting over a two year period. On satisfaction of the vesting requirement, the officers and directors are entitled to either common units or a cash payment equal to the current value of the units. In addition, the officers and directors are entitled to quarterly cash distributions equal to the number of phantom units outstanding and the amount of the cash distribution that we pay on our common units.

We account for our share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 - Revised 2004, Share-Based Payment (“SFAS 123(R)”). Since the phantom units are liability awards, the fair value of the units is remeasured at the end of each reporting period based on the current market price of our common units until settlement. Prior to settlement, compensation cost is recognized for the phantom units based on the proportionate amount of the requisite service period that has been rendered to date.

During the three months ended March 31, 2007, we recognized compensation cost of $0.2 million related to our phantom units. This cost is included in “General and administrative expenses” in our condensed consolidated statement of operations. As of March 31, 2007, there was $2.2 million of total unrecognized compensation cost related to nonvested phantom units which is expected to be recognized over a weighted average period of 1.8 years.

NOTE 3. ACQUISITIONS

On January 31, 2007, we acquired natural gas properties in Michigan for $71.4 million from certain institutional partnerships managed by EnerVest, and on March 30, 2007, we acquired additional natural gas properties in the Monroe Field in Louisiana from an institutional partnership managed by EnerVest for $95.3 million. These acquisitions were financed with borrowings under our credit facility.

The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:

	Michigan	Monroe
Accounts receivable - oil and natural gas sales	$1,224	$5,534
Prepaid expenses and other current assets	1,942	214
Other assets	218	-
Oil and natural gas properties	64,374	91,214
Accounts payable and accrued liabilities	(34)	(629)
Asset retirement obligations	(1,244)	(1,456)
Accumulated other comprehensive income	(424)	-
Allocation of purchase price	$66,056	$94,877

As we acquired these oil and natural gas properties from institutional partnerships managed by EnerVest, we carried over the historical costs related to EnerVest's interests and applied purchase accounting to the remaining interests acquired. As a result, we recorded deemed distributions of $5.8 million that represent the difference between the purchase price allocations and the amounts paid for the acquisitions. We allocated these deemed distributions to the common unitholders, subordinated unitholders and the general partner interest based on EnerVest's relative ownership interests. Accordingly, $0.1 million, $1.5 million and $4.2 million was allocated to the common  unitholders, subordinated unitholders and the general partner, respectively.

On December 15, 2006, we acquired oil and natural gas properties in the Mid-Continent area in Oklahoma, Texas and Louisiana for $27.6 million. The acquisition was financed with borrowings under our credit facility.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

The following table reflects pro forma revenues, net (loss) income and net loss per limited partner unit as if these acquisitions had taken place at the beginning of the periods presented. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues	$20,489	$28,699
Net (loss) income	(1,188)	11,714
Net loss per limited partner unit:
Basic	$(0.13)
Diluted	$(0.13)

NOTE 4. RISK MANAGEMENT

Our business activities expose us to risks associated with changes in the market price of oil and natural gas. As such, future earnings are subject to change due to changes in these market prices. We use derivative instruments to reduce our risk of changes in the prices of oil and natural gas. As of March 31, 2007, we had entered into derivative instruments with the following terms:

Period Covered	Index	Hedged Volume per day (Bbl or MMBtu)	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Oil:
Swaps - 2007	WTI	250	$71.350	$		$
Collar - 2008	WTI	125			62.000		73.950
Collar - 2009	WTI	125			62.000		73.900

Natural Gas:
Swaps - 2007	Dominion Appalachia	3,100	10.265
Swaps - 2008	Dominion Appalachia	2,700	9.750
Swap - 02/07 - 12/07	NYMEX	1,000	7.450
Swap - 04/07 - 12/07	NYMEX	2,500	7.870
Swaps - 2007	NYMEX	2,000	9.870
Collar - 04/07 - 12/07	NYMEX	2,500			7.250		9.050
Swaps - 2008	NYMEX	4,000	8.850
Collars - 2008	NYMEX	4,000			7.500		9.730
Swaps - 2009	NYMEX	4,500	7.990
Collars - 2009	NYMEX	5,000			7.700		9.080
Swap - 02/07 - 12/07	MICHCON_NB	2,000	10.255
Collar - 02/07 - 12/07	MICHCON_NB	3,000			8.000		9.270
Swap - 2008	MICHCON_NB	2,000	8.100
Collar -2008	MICHCON_NB	2,000			8.000		9.550
Swap - 2009	MICHCON_NB	4,000	8.110

At March 31, 2007, the fair value associated with these derivative instruments was a net asset of $1.9 million.

The Predecessors accounted for their derivative instruments as cash flows hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As of October 1, 2006, we elected not to designate any of our derivative instruments as hedging instruments as defined by SFAS No. 133. The amount in accumulated other comprehensive income (“AOCI”) at that date related to derivative instruments that previously were designated and accounted for as cash flow hedges continues to be deferred until the underlying production is produced and sold, at which time the amounts are reclassified from AOCI and reflected as a component of revenues.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

As of March 31, 2007, we had AOCI of $4.0 million related to derivative instruments where we removed the hedge designation. During the three months ended March 31, 2007, we reclassified $0.7 million from AOCI to “Gain (loss) on derivatives, net,” and we anticipate that $2.6 million will be reclassified from AOCI during the next 12 months when the forecasted production actually occurs.

As a result of our election not to designate our derivative instruments as hedges for accounting purposes, changes in the fair value of the derivative instruments that existed at October 1, 2006 and any derivatives entered into thereafter are not deferred in AOCI, but rather are recorded immediately as “Loss on mark-to-market derivatives, net” in our condensed consolidated statement of operations. During the three months ended March 31, 2007, we recorded an unrealized loss of $8.4 million on the change in fair value of our derivative instruments in “Loss on mark-to-market derivatives, net.” In addition, we recorded net realized gains of $2.2 million related to settlements of our derivative instruments in “Loss on mark-to-market derivatives, net.”

NOTE 5. LONG-TERM DEBT

As of March 31, 2007, our credit facility consists of a $150.0 million senior secured revolving credit facility that expires in September 2011. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and, so long as outstanding borrowings are less than 90% of the borrowing base, for funding distributions to partners. We also may use up to $20.0 million of available borrowing capacity for letters of credit. The facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.00 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of March 31, 2007, we were in compliance with all of the facility covenants.

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (7.81% at March 31, 2007).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of March 31, 2007, the borrowing base under the facility was $111.0 million. The borrowing base is subject to redetermination semi-annually and in connection with material acquisitions or divestitures of properties.

In March 2007, we repaid $96.5 million of our outstanding debt using proceeds from our private equity offering in February 2007 (see Note 7). At March 31, 2007, we had $95.1 million outstanding under the facility.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

We expense environmental costs if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable. Neither we nor the Predecessors incurred material environmental expenses during the three months ended March 31, 2007 and 2006.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

NOTE 7. OWNERS’ EQUITY

On January 26, 2007, the board of directors of EV Management declared a $0.40 per unit distribution for the fourth quarter of 2006 on all common and subordinated units. The distribution was paid on February 14, 2007 to unitholders of record at the close of business on February 5, 2007. The aggregate amount of the distribution was $3.1million.

In February 2007, we issued 3.9 million common units to institutional investors in a private placement for net proceeds of $99.9 million, including a $2.0 million contribution by our general partner to maintain its 2% interest in us. We used the proceeds of this issuance to repay indebtedness outstanding under our credit facility.

 On April 30, 2007, the board of directors of EV Management declared a $0.46 per unit distribution for the first quarter of 2007 on all common and subordinated units. The distribution was paid on May 15, 2007 to unitholders of record at the close of business on May 7, 2007. The aggregate amount of the distribution was $5.4 million.

NOTE 8. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive (loss) income, net of related tax, are as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net (loss) income	$(2,602)	$6,222
Other comprehensive (loss) income:
Unrealized gain on derivatives assumed in acquisition	424	-
Unrealized gains on derivatives	-	5,534
Reclassification adjustment into earnings	(747)	104
Comprehensive (loss) income	$(2,925)	$11,860

NOTE 9. NET LOSS PER LIMITED PARTNER UNIT

The computation of net loss per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the year. Basic and diluted net loss per limited partner unit is determined by dividing net loss, after deducting the amount allocated to the general partner interest (including its incentive distribution in excess of its 2% interest), by the weighted average number of outstanding limited partner units during the period in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128.

The following sets forth the net loss allocation using this method:

	Successor
	Three Months Ended March 31, 2007
	$ Per Limited Partner Unit
Net loss	$(2,602)
Less: General partner’s 2% interest in net loss	52
Net loss available for limited partners	$(2,550)	$(0.28)

We did not declare a cash distribution during the period January 1, 2007 through March 31, 2007 which would result in an incentive distribution to the general partner as indicated above.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

NOTE 10. RELATED PARTY TRANSACTIONS

 Successor

Pursuant to an omnibus agreement, we paid EnerVest $0.4 million in the three months ended March 31, 2007 in monthly administrative fees for providing us general and administrative services. These fees are included in general and administrative expenses in our condensed consolidated statement of operations.

On January 31, 2007, we acquired natural gas properties in Michigan for $71.4 million from certain institutional partnerships managed by EnerVest, and on March 30, 2007, we acquired additional natural gas properties in the Monroe Field in Louisiana from an institutional partnership managed by EnerVest for $95.3 million (see Note 3).

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. During the three months ended March 31, 2007, we reimbursed EnerVest $0.8 million for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. These costs are included in lease operating expenses in our condensed consolidated statement of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners. We believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market.

During the three months ended March 31, 2007, we sold $1.3 million of natural gas to EnerVest Monroe Marketing, Ltd. (“EnerVest Monroe Marketing”), a subsidiary of one of the EnerVest partnerships. On March 30, 2007, we acquired EnerVest Monroe Marketing in our acquisition of natural gas properties in the Monroe Field in Louisiana (see Note 3).

Predecessor

Pursuant to terms of certain agreements, the Predecessors paid $35,000 to EnerVest and its subsidiaries for management, accounting and advisory services in the three months ended March 31, 2006. In addition, a subsidiary of EnerVest served as operator of the Predecessors’ properties and received reimbursement through Council of Petroleum Accountants Societies (“COPAS”) overhead billings. The Predecessors paid this EnerVest subsidiary $0.3 million in the three months ended March 31, 2006, and these amounts are reflected in lease operating expenses within the condensed combined statements of operations. Additionally, in its role as operator, this EnerVest subsidiary also collected proceeds from oil and natural gas sales and distributed them to the Predecessor and other working interest owners. We believe that the aforementioned services were provided to the Predecessors and their affiliates at fair and reasonable rates relative to the prevailing market.

During the three months ended March 31, 2006, the Predecessors sold $1.7 million of natural gas to EnerVest Monroe Marketing.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

NOTE 11. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Supplemental cash flows information:
Cash paid for interest	$379	$188
Cash paid for income taxes	-	235

Non-cash transactions:
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	(8)	-
Reduction in debt through partner contribution	-	150

NOTE 12. NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 on January 1, 2008, and we have not yet determined the impact, if any, on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and we have not yet determined the impact, if any, on our condensed consolidated financial statements.

NOTE 13. SUBSEQUENT EVENT

In April 2007, we and certain institutional partnerships managed by EnerVest entered into a definitive purchase and sale agreement with Anadarko Petroleum Corporation to acquire oil and natural gas properties in Central and East Texas. We will acquire an interest in these assets for $100.0 million on the same terms as the EnerVest institutional partnerships. The acquisition, which is expected to close by the end of June 2007, is subject to customary closing conditions and purchase price adjustments. We plan to finance the acquisition with borrowings under our credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated/combined financial statements and the related notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

We are a Delaware limited partnership formed in April 2006 by EnerVest to acquire, produce and develop oil and natural gas properties. We consummated the acquisition of our predecessors and an initial public offering of our common units effective October 1, 2006. Our general partner is EV Energy GP, a Delaware limited partnership, and the general partner of our general partner is EV Management, a Delaware limited liability company.

Our predecessors were:

•	EV Properties, a limited partnership that owned oil and natural gas properties and related assets in the Monroe Field in Northern Louisiana and in the Appalachian Basin in West Virginia, and

•	CGAS Exploration, a corporation that owned oil and natural gas properties and related assets in the Appalachian Basin primarily in Ohio.

EV Properties was formed in the second quarter of 2006 by EnerVest, as general partner, and EnerVest, EV Investors and investment funds formed by EnCap, as limited partners, to acquire the business of the following partnerships which were controlled by EnerVest:

•	EnerVest Production Partners, a limited partnership that owned oil and natural gas properties and related assets in the Monroe Field in Northern Louisiana, and

•	EnerVest WV, a limited partnership that owned oil and natural gas properties and related assets in West Virginia.

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

Recent Acquisitions

On December 15, 2006, we acquired oil and natural gas properties in Louisiana, Texas and Oklahoma from Five States Energy Company, LLC for $27.6 million. The acquisition was funded with borrowings under our credit facility.

On January 31, 2007, we acquired natural gas properties in Michigan from an institutional partnership managed by EnerVest for $71.4 million. Estimated net proved reserves attributable to these properties at December 31, 2006 were 56.3 Bcfe, all of which were natural gas. The acquisition was funded with borrowings under our credit facility.

On March 30, 2007, we acquired additional natural gas properties in the Monroe Field in Louisiana from an institutional partnership managed by EnerVest for $95.3 million. Estimated net proved reserves attributable to these properties at December 31, 2006 were 65.2 Bcfe, all of which were natural gas. We financed the acquisition with borrowings under our credit facility.

In April 2007, we and certain institutional partnerships managed by EnerVest entered into a definitive purchase and sale agreement with Anadarko Petroleum Corporation to acquire oil and natural gas properties in Central and East Texas. We will acquire an interest in these assets for $100.0 million on the same terms as the EnerVest institutional partnerships. The acquisition, which is expected to close by the end of June 2007, is subject to customary closing conditions and purchase price adjustments. We plan to finance the acquisition with borrowings under our credit facility.

Issuance of Common Units in 2007

In February 2007, we issued 3.9 million common units to institutional investors in a private placement for net proceeds of $99.9 million, including a $2.0 million contribution by our general partner to maintain its 2% interest in us. We used the proceeds of this issuance to repay indebtedness under our credit facility.

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

As of March 31, 2007, we are a party to derivative agreements, and we intend to enter into derivative agreements in the future to reduce the impact of oil and natural gas price volatility on our cash flows. By removing a significant portion of our price volatility on our future oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods.

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

RESULTS OF OPERATIONS

	Successor (1)	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Production data:
Oil (MBbls)	31	50
Natural gas (MMcf)	1,158	986
Net production (MMcfe)	1,346	1,285
Average sales price per unit:
Oil (Bbl)	$54.53	$58.78
Natural gas (Mcf)	7.19	8.86
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.71	$1.40
Production taxes	0.28	0.04
Total	1.99	1.44
Depreciation, depletion and amortization	1.51	0.86
General and administrative expenses	1.19	0.53

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

Revenues

Oil and natural gas revenues for the three months ended March 31, 2007 totaled $10.0 million, a decrease of 14% compared with the three months ended March 31, 2006. This decrease was primarily the result of a $1.9 million decrease in oil and natural gas revenues as a result of lower oil and natural gas prices and a $1.1 million decrease in oil and natural gas revenues as a result of lower oil production, offset by a $1.5 million increase in oil and natural gas revenues as a result of higher natural gas production. Oil prices for the three months ended March 31, 2007 averaged $54.53 per Bbl compared with $58.78 per Bbl for the three months ended March 31, 2006, and natural gas prices for the three months ended March 31, 2007 averaged $7.19 per Mcf compared with an average of $8.86 per Mcf for the three months ended March 31, 2006. Oil production for the three months ended March 31, 2007 decreased 37% compared with the three months ended March 31, 2006 primarily due to lower production in the Appalachian Basin as a result of the oil and natural gas properties that we did not acquire from CGAS Exploration offset by increased production from the oil and natural gas properties that we acquired in the Five States acquisition in December 2006. Natural gas production for the three months ended March 31, 2007 increased 17% compared with the three months ended March 31, 2006 primarily due to increased production from the natural gas properties that we acquired in the Five States acquisition on December 15, 2006 and the Michigan acquisition on January 31, 2007.

Due to fluctuations in the commodity market, gain (loss) on derivatives, net was $0.7 million for the three months ended March 31, 2007 compared with $(0.2) million for the three months ended March 31, 2006. Our predecessors accounted for their derivatives as cash flow hedges in accordance with SFAS No. 133 and, as a result, the changes in fair value of the derivatives were reported in AOCI and reclassified to net income in the periods in which the contracts were settled. Effective October 1, 2006, we elected not to designate our derivatives as hedges for accounting purposes in accordance with SFAS No. 133. The amount in AOCI at that date related to derivatives that previously were designated and accounted for as cash flow hedges continues to be deferred until the underlying production is produced and sold, at which time the amounts are reclassified from AOCI and reflected as a component of revenues. Changes in the fair value of derivatives that existed at October 1, 2006 and any derivatives entered into thereafter are no longer deferred in AOCI, but rather are recorded immediately to net income as “Loss on mark-to-market derivatives, net”.

Transportation and marketing-related revenues for the three months ended March 31, 2007 decreased $0.5 million, or 27%, compared with the three months ended March 31, 2006 primarily due to lower prices for natural gas transported through our gathering systems.

Lease operating expenses for the three months ended March 31, 2007 increased $0.5 million, or 28%, compared with the three months ended March 31, 2006 as of result of (i) $1.1 million in lease operating expenses for the oil and natural gas properties that we acquired in the Five States and Michigan acquisitions and (ii) increased costs of material and labor, offset by a decrease in lease operating expenses related to the oil and natural gas properties that we did not acquire from CGAS Exploration. Lease operating expenses per Mcfe produced were $1.71 in the three months ended March 31, 2007 compared with $1.40 in the three months ended March 31, 2006.

The cost of purchased natural gas for the three months ended March 31, 2007 decreased by $0.5 million, or 29%, compared with the three months ended March 31, 2006 primarily due to lower prices for natural gas.

Depreciation, depletion and amortization for the three months ended March 31, 2007 totaled $2.0 million, or $1.51 per Mcfe, compared with $1.1 million, or $0.86 per Mcfe, for the three months ended March 31, 2006. The increase was primarily due to an increase in depreciable property from our Five States and Michigan acquisitions and an increase in the basis of the depreciable property that we acquired from CGAS Exploration.

General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to EnerVest, professional fees and other costs not directly associated with field operations. General and administrative expenses for the three months ended March 31, 2007 totaled $1.6 million, an increase of $1.0 million, or 150%, compared with the three months ended March 31, 2006. General and administrative expenses were $1.19 per Mcfe in the three months ended March 31, 2007 compared with $0.53 per Mcfe in the three months ended March 31, 2006. These increases are primarily the result of $0.4 million of fees paid to EnerVest under an omnibus agreement and $0.6 million of payroll expenses for EV Management employees.

As a result of the change in how we account for derivatives, loss on mark-to-market derivatives, net for the three months ended March 31, 2007 included $2.2 million of realized gains and $8.4 million of unrealized losses on the mark-to-market of derivatives.

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

Available Credit Facility

We have a $150.0 million senior secured credit facility that expires in September 2011. Borrowings under the facility are secured by a first priority lien on substantially all of the assets of EV Properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and, so long as outstanding borrowings are less than 90% of the borrowing base, for funding distributions to partners. We also may use up to $20.0 million of available borrowing capacity for letters of credit. The facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.00 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of March 31, 2007, we were in compliance with all of the facility covenants.

Borrowings under the facility will bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding.

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of March 31, 2007, the borrowing base under the facility was $111.0 million. The borrowing base is subject to redetermination semi-annually and in connection with material acquisitions or divestitures of properties.

In March 2007, we repaid $96.5 million of our outstanding debt using proceeds from our private equity offering in February 2007. At March 31, 2007, we had $95.1 million outstanding under the facility.

Cash Flows

Cash flows provided (used) by type of activity were as follows for the three months ended March 31, 2007 and 2006:

	Successor	Predecessor
Operating activities	$9,017	$5,906
Investing activities	(162,841)	(1,444)
Financing activities	157,976	(9,011)

Operating Activities

Cash flows from operating activities provided $9.0 million in the three months ended March 31, 2007 and $5.9 million in the three months ended March 31, 2006. The increase was primarily the result of changes in working capital items.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During the three months ended March 31, 2007, we spent $160.9 million for the acquisitions of oil and natural gas properties in Michigan and the Monroe Field in Northern Louisiana and $1.9 million for the development of oil and natural gas properties, primarily related to development drilling on our Appalachian Basin properties. During the three months ended March 31, 2006, our predecessors spent $1.4 million for the development of oil and natural gas properties, primarily related to development drilling on the Ohio properties.

Financing Activities

During the three months ended March 31, 2007, we received net proceeds of $99.9 million from our private equity offering in February 2007. From these net proceeds, we repaid $96.5 million of borrowings outstanding under our credit facility. We borrowed $163.6 million under our credit facility to finance our acquisitions of oil and natural gas properties in Michigan and the Monroe Field in Northern Louisiana and paid $3.1 million of distributions to holders of our common and subordinated units. In addition, we recorded deemed distributions of $5.8 million related to the difference between the purchase price allocations and the amounts paid for the Michigan and Monroe Field acquisitions. During the three months ended March 31, 2006, our predecessors paid $9.0 million in distributions and dividends to partners.

NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 on January 1, 2008, and we do not yet determined the impact, if any, on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and we have not yet determined the impact, if any, on our condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. These statements discuss future expectations, contain projection of results of operations or of financial condition or state other “forward-looking” information.

All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Annual Report on Form 10-K for the year ended December 31, 2006. This document is available through our web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial statements that arise in the normal course of business. We may enter into derivative financial instrument transactions to manage or reduce market risk, but do not enter into derivative financial instrument transactions for speculative purposes.

Commodity Price Risk

Our major market risk exposure is to oil and natural gas prices, which have historically been volatile. As such, future earnings are subject to change due to changes in these prices. Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot prices for natural gas production. We have used, and expect to continue to use, energy financial instruments to reduce our risk of changes in the prices of oil and natural gas. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with pre-existing or anticipated physical oil and natural gas to protect their profit margins.

As of March 31, 2007, we had entered into derivative instruments with the following terms:

Period Covered	Index	Hedged Volume per day (Bbl or MMBtu)	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Oil:
Swaps - 2007	WTI	250	$71.350	$		$
Collar - 2008	WTI	125			62.000		73.950
Collar - 2009	WTI	125			62.000		73.900

Natural Gas:
Swaps - 2007	Dominion Appalachia	3,100	10.265
Swaps - 2008	Dominion Appalachia	2,700	9.750
Swap - 02/07 - 12/07	NYMEX	1,000	7.450
Swap - 04/07 - 12/07	NYMEX	2,500	7.870
Swaps - 2007	NYMEX	2,000	9.870
Collar - 04/07 - 12/07	NYMEX	2,500			7.250		9.050
Swaps - 2008	NYMEX	4,000	8.850
Collars - 2008	NYMEX	4,000			7.500		9.730
Swaps - 2009	NYMEX	4,500	7.990
Collars - 2009	NYMEX	5,000			7.700		9.080
Swap - 02/07 - 12/07	MICHCON_NB	2,000	10,255
Collar - 02/07 - 12/07	MICHCON_NB	3,000			8.000		9.270
Swap - 2008	MICHCON_NB	2,000	8.100
Collar -2008	MICHCON_NB	2,000			8.000		9.550
Swap - 2009	MICHCON_NB	4,000	8.110

We do not designate these or future derivative agreements as hedges for accounting purposes pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the changes in the fair value of these agreements are recognized currently in earnings. At March 31, 2007, the fair value associated with these derivative agreements is a net asset of $1.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our consolidated financial statements.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no changes from the risk factors previously disclosed in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

An investment in our common units involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described in Annual Report on Form 10-K for the year ended December 31, 2006. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The information required by this item is included in our Current Report of Form 8-K dated February 28, 2007, which is incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32 .1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P. (Registrant)

Date: May 14, 2007	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer