Form 10-Q
period 2007-06-30
EV Energy Partners, LP
filed 2007-08-14
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
001-33024

EV Energy Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4745690 (I.R.S. Employer Identification No.)

1001 Fannin, Suite 800, Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

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
YES ☐ NO ☑

As of August 10, 2007, the registrant had 11,839,439 common units outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,301	$1,875
Accounts receivable:
Oil, natural gas and natural gas liquids	10,148	4,608
Related party	2,846	1,996
Other	74	56
Derivative asset	5,797	5,929
Prepaid expenses and other current assets	1,259	790
Total current assets	33,425	15,254

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; June 30, 2007, $11,029; December 31, 2006, $4,092	368,272	114,401
Other property, net of accumulated depreciation and amortization; June 30, 2007, $211; December 31, 2006, $195	253	283
Long-term derivative asset	474	2,286
Other assets	845	465
Total assets	$403,269	$132,689

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,638	$3,248
Total current liabilities	4,638	3,248

Asset retirement obligations	11,309	5,188
Share-based compensation liability	498	-
Long-term derivative liability	1,930	-
Long-term debt	75,000	28,000

Commitments and contingencies

Owners’ equity:
Common unitholders	294,612	77,701
Subordinated unitholders	8,617	10,830
General partner interest	3,592	3,379
Accumulated other comprehensive income	3,073	4,343
Total owners’ equity	309,894	96,253
Total liabilities and owners’ equity	$403,269	$132,689

See accompanying notes to unaudited condensed consolidated/combined financial statements.

EV Energy Partners, L.P.
Condensed Statements of Operations
(In thousands, except per unit data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
	(Consolidated)	(Combined)	(Consolidated)	(Combined)
Revenues:
Oil, natural gas and natural gas liquids revenues	$17,791	$11,507	$27,831	$23,176
Gain on derivatives, net	947	191	1,694	1
Transportation and marketing-related revenues	4,400	1,355	5,620	3,034
Total revenues	23,138	13,053	35,145	26,211

Operating costs and expenses:
Lease operating expenses	4,215	2,078	6,521	3,877
Cost of purchased natural gas	3,777	1,132	4,886	2,690
Production taxes	479	69	852	121
Exploration expenses	-	295	-	353
Dry hole costs	-	78	-	227
Impairment of unproved oil and natural gas properties	-	90	-	90
Asset retirement obligations accretion expense	123	43	214	87
Depreciation, depletion and amortization	3,504	1,254	5,536	2,359
General and administrative expenses	2,129	199	3,731	839
Management fees	-	7	-	42
Total operating costs and expenses	14,227	5,245	21,740	10,685

Operating income	8,911	7,808	13,405	15,526

Other income (expense), net:
Interest expense	(1,380)	(199)	(2,323)	(383)
Gain (loss) on mark-to-market derivatives, net	4,245	-	(2,000)	-
Other income, net	181	123	273	266
Total other income (expense), net	3,046	(76)	(4,050)	(117)

Income before income taxes and equity in income of affiliates	11,957	7,732	9,355	15,409
Income taxes	-	(2,955)	-	(4,500)
Equity in income of affiliates	-	74	-	164
Net income	$11,957	$4,851	$9,355	$11,073
General partner’s interest in net income	$239		$187
Limited partners’ interest in net income	$11,718		$9,168
Net income per limited partner unit:
Common units (basic and diluted)	$0.93		$0.84
Subordinated units (basic and diluted)	$0.93		$0.84
Weighted average limited partner units outstanding:
Common units (basic and diluted)	9,554		7,756
Subordinated units (basic and diluted)	3,100		3,100

See accompanying notes to unaudited condensed consolidated/combined financial statements.

EV Energy Partners, L.P.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006
	(Consolidated)	(Combined)

Cash flows from operating activities:
Net income	$9,355	$11,073
Adjustments to reconcile net income to net cash flows provided by operating activities:
Dry hole costs	-	227
Impairment of unproved properties	-	90
Asset retirement obligations accretion expense	214	87
Depreciation, depletion and amortization	5,536	2,359
Share-based compensation cost	498	-
Amortization of deferred loan costs	57	-
Unrealized loss on derivatives, net	4,304	-
Provision for deferred taxes	-	431
Equity in income of affiliates, net of distributions	-	94
Changes in operating assets and liabilities:
Accounts receivable	353	2,408
Prepaid expenses and other current assets	462	219
Other assets	(285)	3
Accounts payable and accrued liabilities	575	(3,194)
Due to affiliates	-	(1,433)
Income taxes	-	1,668
Other current liabilities	-	(69)
Net cash flows provided by operating activities	21,069	13,963

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(258,935)	-
Development of oil and natural gas properties	(3,111)	(4,201)
Investment in equity investee	-	(130)
Net cash flows used in investing activities	(262,046)	(4,331)

Cash flows from financing activities:
Debt borrowings	243,350	-
Repayment of debt borrowings	(196,350)	-
Deferred loan costs	(153)	-
Proceeds from private equity offerings	220,000	-
Offering costs	(131)	-
Contributions by partners	-	16,000
Distributions to partners and dividends paid	(8,512)	(30,260)
Distributions related to acquisitions	(5,801)	-
Net cash flows provided by (used in) financing activities	252,403	(14,260)

Increase (decrease) in cash and cash equivalents	11,426	(4,628)
Cash and cash equivalents - beginning of period	1,875	7,159
Cash and cash equivalents - end of period	$13,301	$2,531

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

In February 2007, we issued 3.9 million common units to institutional investors in a private placement for net proceeds of $99.9 million, including a $2.0 million contribution by our general partner to maintain its 2% interest in us. Proceeds from this issuance were primarily used to repay indebtedness outstanding under our credit facility.

In June 2007, we issued an additional 3.4 million common units to institutional investors in a private placement for net proceeds of $120.0 million, including a $2.4 million contribution by our general partner to maintain its 2% interest in us. Proceeds from this issuance were primarily used to repay indebtedness outstanding under our credit facility.

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

In January 2007, we issued 0.1 million phantom units to officers and to directors of EV Management. These phantom units are subject to graded vesting over a two year period. On satisfaction of the vesting requirement, the officers and directors are entitled to either common units or a cash payment equal to the current value of the units. In addition, the officers and directors are entitled to quarterly cash distributions equal to the number of phantom units outstanding and the amount of the cash distribution that we pay on our common units.

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

During the three months and six months ended June 30, 2007, we recognized compensation cost of $0.3 million and $0.5 million, respectively, related to our phantom units. This cost is included in “General and administrative expenses” in our condensed consolidated statement of operations. As of June 30, 2007, there was $1.9 million of total unrecognized compensation cost related to nonvested phantom units which is expected to be recognized over a weighted average period of 1.6 years.

NOTE 3. ACQUISITIONS

On January 31, 2007, we acquired natural gas properties in Michigan (the “Michigan acquisition”) for $71.4 million from certain institutional partnerships managed by EnerVest, and on March 30, 2007, we acquired additional natural gas properties in the Monroe Field in Louisiana (the “Monroe acquisition”) for $95.3 million from an institutional partnership managed by EnerVest. These acquisitions were primarily financed with borrowings under our credit facility.

As we acquired these oil and natural gas properties from institutional partnerships managed by EnerVest, we carried over the historical costs related to EnerVest’s interests and applied purchase accounting to the remaining interests acquired. As a result, we recorded deemed distributions of $5.8 million that represent the difference between the purchase price allocations and the amounts paid for the acquisitions. We allocated these deemed distributions to the common unitholders, subordinated unitholders and the general partner interest based on EnerVest’s relative ownership interests. Accordingly, $0.1 million, $1.5 million and $4.2 million was allocated to the common unitholders, subordinated unitholders and the general partner, respectively.

On June 27, 2007, we acquired oil and natural gas properties in Central and East Texas from Anadarko Petroleum Corporation (the “Anadarko acquisition”) for $96.9 million. The acquisition was financed with borrowings under our credit facility and proceeds from the June 2007 private placement.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:

	Michigan	Monroe	Anadarko
Accounts receivable - oil and natural gas sales	$1,224	$5,537	$-
Prepaid expenses and other current assets	1,942	209	686
Other assets	218	-	-
Oil and natural gas properties	64,374	91,216	100,064
Accounts payable and accrued liabilities	(34)	(629)	(670)
Asset retirement obligations	(1,244)	(1,456)	(3,177)
Accumulated other comprehensive income	(424)	-	-
Allocation of purchase price	$66,056	$94,877	$96,903

The following table reflects pro forma revenues, net income and net income per limited partner unit as if these acquisitions had taken place at the beginning of the periods presented. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$35,611	$39,405	$67,395	$82,273
Net income	$20,636	$18,205	$29,841	$41,321
Net income per limited partner unit:
Common units (basic and diluted)	$1.60		$2.69
Subordinated units (basic and diluted)	$1.60		$2.69

On December 15, 2006, we acquired oil and natural gas properties in the Mid-Continent area in Oklahoma, Texas and Louisiana (the “Five States acquisition”) for $27.6 million. The acquisition was financed with borrowings under our credit facility.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

NOTE 4. RISK MANAGEMENT

Our business activities expose us to risks associated with changes in the market price of oil and natural gas. As such, future earnings are subject to change due to changes in these market prices. We use derivative instruments to reduce our risk of changes in the prices of oil and natural gas. As of June 30, 2007, we had entered into derivative instruments with the following terms:

Period Covered	Index	Hedged Volume (Bbl or MMBtu)	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Oil:
Swaps - remainder of 2007	WTI	91,571	$70.181		$	$
Swaps - 2008	WTI	115,140	71.529
Swaps - 2009	WTI	102,446	71.345
Swap - 2010	WTI	36,500	72.000
Collar - 2008	WTI	45,750		62.000		73.950
Collar - 2009	WTI	45,625		62.000		73.900

Natural Gas:
Swaps - remainder of 2007	Dominion Appalachia	570,400	10.265
Swaps - 2008	Dominion Appalachia	988,200	9.750
Swaps - remainder of 2007	NYMEX	1,012,000	8.519
Collar - remainder of 2007	NYMEX	460,000		7.250		9.050
Swaps - 2008	NYMEX	1,464,000	8.848
Collars - 2008	NYMEX	2,196,000		7.667		10.250
Swaps - 2009	NYMEX	1,642,500	7.989
Collars - 2009	NYMEX	2,555,000		7.786		9.500
Swap - 2010	NYMEX	912,500	8.520
Swap - remainder of 2007	MICHCON_NB	368,000	10.255
Collar - remainder of 2007	MICHCON_NB	552,000		8.000		9.270
Swap - 2008	MICHCON_NB	732,000	8.100
Collar -2008	MICHCON_NB	732,000		8.000		9.550
Swap - 2009	MICHCON_NB	1,460,000	8.110
Swaps - remainder of 2007	HOUSTON SC	728,874	7.875
Swap - 2008	HOUSTON SC	1,241,657	8.350
Swap - 2009	HOUSTON SC	1,029,171	8.200

At June 30, 2007, the fair value associated with these derivative instruments was a net asset of $4.3 million.

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

As of June 30, 2007, we had AOCI of $3.1 million related to derivative instruments where we removed the hedge designation. During the three months and six months ended June 30, 2007, we reclassified $1.0 million and $1.7 million, respectively, from AOCI to “Gain on derivatives, net,” and we anticipate that $2.2 million will be reclassified from AOCI during the next 12 months when the forecasted production actually occurs.

As a result of our election not to designate our derivative instruments as hedges for accounting purposes, changes in the fair value of the derivative instruments that existed at October 1, 2006 and any derivatives entered into thereafter are not deferred in AOCI, but rather are recorded immediately as “Gain (loss) on mark-to-market derivatives, net” in our condensed consolidated statement of operations. During the three months and six months ended June 30, 2007, we recorded an unrealized gain (loss) of $2.4 million and $(6.0) million, respectively, on the change in fair value of our derivative instruments in “Gain (loss) on mark-to-market derivatives, net.” In addition, we recorded net realized gains of $1.8 million and $4.0 million in the three months and six months ended June 30, 2007 related to settlements of our derivative instruments in “Gain (loss) on mark-to-market derivatives, net.”

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

NOTE 5. LONG-TERM DEBT

As of June 30, 2007, our credit facility consists of a $150.0 million senior secured revolving credit facility that expires in September 2011. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and, so long as outstanding borrowings are less than 90% of the borrowing base, for funding distributions to partners. We also may use up to $20.0 million of available borrowing capacity for letters of credit. The facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of June 30, 2007, we were in compliance with all of the facility covenants.

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (7.62% at June 30, 2007).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of June 30, 2007, the borrowing base under the facility was $111.0 million. The borrowing base is subject to redetermination semi-annually and in connection with material acquisitions or divestitures of properties.

During the six months ended June 30, 2007, we borrowed $243.4 million to finance our acquisitions and repaid $196.4 million of our outstanding debt using proceeds from our private equity offerings in February and June 2007 (see Note 7). At June 30, 2007, we had $75.0 million outstanding under the facility.

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

We expense environmental costs if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable. Neither we nor the Predecessors incurred material environmental expenses during the three months and six months ended June 30, 2007 and 2006.

NOTE 7. OWNERS’ EQUITY

On January 26, 2007, the board of directors of EV Management declared a $0.40 per unit distribution for the fourth quarter of 2006 on all common and subordinated units. The distribution was paid on February 14, 2007 to unitholders of record at the close of business on February 5, 2007. The aggregate amount of the distribution was $3.1million.

In February 2007, we entered into a Common Unit Purchase Agreement and Registration Rights Agreement for the issuance of 3.9 million common units to institutional investors in a private placement. We received net proceeds of $99.9 million, including a $2.0 million contribution by our general partner to maintain its 2% interest in us. Proceeds from this issuance were primarily used to repay indebtedness outstanding under our credit facility. These agreements, as amended, require us to file a registration statement by October 1, 2007 and to cause a registration statement to become effective by December 30, 2007. If either of these conditions is not met, will incur liquidated damages of 0.25% of the proceeds of the offering per thirty day period of non-compliance for the first three thirty day periods, increasing thereafter. We do not expect to incur these liquidated damages.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

 On April 30, 2007, the board of directors of EV Management declared a $0.46 per unit distribution for the first quarter of 2007 on all common and subordinated units. The distribution was paid on May 15, 2007 to unitholders of record at the close of business on May 7, 2007. The aggregate amount of the distribution was $5.4 million.

In June 2007, we entered into a Common Unit Purchase Agreement and Registration Rights Agreement for the issuance of 3.4 million common units to institutional investors in a private placement. We received net proceeds of $120.0 million, including a $2.4 million contribution by our general partner to maintain its 2% interest in us. Proceeds from this issuance were primarily used to repay indebtedness outstanding under our credit facility. These agreements, as amended, require us to cause a registration statement to become effective by December 30, 2007 or incur liquidated damages of 0.25% of the proceeds of the offering per thirty day period of non-compliance for the first three thirty day periods, increasing thereafter. We do not expect to incur these liquidated damages.

On July 25, 2007, the board of directors of EV Management declared a $0.50 per unit distribution for the second quarter of 2007 on all common and subordinated units. The distribution was paid on August 14, 2007 to unitholders of record at the close of business on August 6, 2007. The aggregate amount of the distribution was $7.6 million.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income, net of related tax, are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$11,957	$4,851	$9,355	$11,073
Other comprehensive (loss) income:
Unrealized gain on derivatives assumed in acquisition	-		424
Unrealized gains on derivatives	-	2,851	-	8,385
Reclassification adjustment into earnings	(947)	128	(1,694)	232
Comprehensive income	$11,010	$7,830	$8,085	$19,690

NOTE 9. NET INCOME PER LIMITED PARTNER UNIT

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

The following sets forth the net income allocation using this method:

	Successor
	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	$	Per Limited Partner Unit	$	Per Limited Partner Unit
Net income	$11,957		$9,355
Less: General partner 2% interest in net income	(239)		(187)
Net income available for limited partners	$11,718	$0.93	$9,168	$0.84

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

We did not declare any cash distributions during the period January 1, 2007 through June 30, 2007 which would result in an incentive distribution to the general partner as indicated above.

NOTE 10. RELATED PARTY TRANSACTIONS

 Successor

Pursuant to an omnibus agreement, we paid EnerVest $0.6 million and $1.0 million in the three months and six months ended June 30, 2007, respectively, in monthly administrative fees for providing us general and administrative services. These fees are included in general and administrative expenses in our condensed consolidated statement of operations.

On January 31, 2007, we acquired natural gas properties in Michigan for $71.4 million from certain institutional partnerships managed by EnerVest, and on March 30, 2007, we acquired additional natural gas properties in the Monroe Field in Louisiana from an institutional partnership managed by EnerVest for $95.3 million (see Note 3).

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. During the three months and six months ended June 30, 2007, we reimbursed EnerVest $1.6 million and $2.4 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. These costs are included in lease operating expenses in our condensed consolidated statement of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners. We believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market.

During the three months ended March 31, 2007, we sold $1.3 million of natural gas to EnerVest Monroe Marketing, Ltd. (“EnerVest Monroe Marketing”), a subsidiary of one of the EnerVest partnerships. On March 30, 2007, we acquired EnerVest Monroe Marketing in our acquisition of natural gas properties in the Monroe Field in Louisiana (see Note 3).

Predecessor

Pursuant to terms of certain agreements, the Predecessors paid $7,000 and $42,000 to EnerVest and its subsidiaries for management, accounting and advisory services in the three months and six months ended June 30, 2006, respectively. In addition, a subsidiary of EnerVest served as operator of the Predecessors’ properties and received reimbursement through Council of Petroleum Accountants Societies (“COPAS”) overhead billings. The Predecessors paid this EnerVest subsidiary $0.3 million and $0.6 million in the three months and six months ended June 30, 2006, respectively, and these amounts are reflected in lease operating expenses within the condensed combined statements of operations. Additionally, in its role as operator, this EnerVest subsidiary also collected proceeds from oil and natural gas sales and distributed them to the Predecessor and other working interest owners. We believe that the aforementioned services were provided to the Predecessors and their affiliates at fair and reasonable rates relative to the prevailing market.

During the three months and six months ended June 30, 2006, the Predecessors sold $1.2 million and $2.9 million, respectively, of natural gas to EnerVest Monroe Marketing.

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

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

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

NOTE 11. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows:

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006
Supplemental cash flows information:
Cash paid for interest	$2,157	$388
Cash paid for income taxes	-	2,635

Non-cash transactions:
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	(517)	1,349
Distribution/sale of oil and natural gas properties, other property and investments in affiliates to EnerVest	-	1,837
Reduction in debt through partner contribution	-	150
Increase in due to affiliates for the incurrence of offering costs on our behalf	-	1,500
Conversion of accounts payable to EnerVest to owners’ equity	-	3,165

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

NOTE 13. SUBSEQUENT EVENT

In July 2007, we entered into a definitive purchase and sale agreement with Plantation Petroleum Holdings III, LLC, an EnCap sponsored company, (the "Plantation acquisition") to acquire oil and natural gas properties in the Permian Basin for $160.0 million. The acquisition, which is expected to close by the end of September 2007, is subject to customary closing conditions and purchase price adjustments. We plan to finance the acquisition with borrowings under an amended and restated credit facility.

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

•	CGAS Exploration incurred substantial expenses related to exploration activities, which we do not plan to do;

•	the contracts under which our predecessors reimbursed EnerVest for general and administrative costs were different than the contracts under which we reimburse EnerVest; and

•	our predecessors did not incur the additional costs of being a public company.

Recent Acquisitions

On December 15, 2006, we acquired oil and natural gas properties in Louisiana, Texas and Oklahoma from Five States Energy Company, LLC for $27.6 million. The acquisition was funded with borrowings under our credit facility.

On January 31, 2007, we acquired natural gas properties in Michigan from certain institutional partnerships managed by EnerVest for $71.4 million. Estimated net proved reserves attributable to these properties at December 31, 2006 were 56.3 Bcfe, all of which were natural gas. The acquisition was primarily funded with borrowings under our credit facility.

On March 30, 2007, we acquired additional natural gas properties in the Monroe Field in Louisiana from an institutional partnership managed by EnerVest for $95.3 million. Estimated net proved reserves attributable to these properties at December 31, 2006 were 65.2 Bcfe, all of which were natural gas. The acquisition was primarily funded with borrowings under our credit facility.

On June 27, 2007, we acquired oil and natural gas properties in Central and East Texas from Anadarko Petroleum Corporation for $96.9 million. Estimated net proved reserves attributable to the properties at April 1, 2007 were 39.0 Bcfe, 52% of which were natural gas. The acquisition was financed with borrowings under our credit facility and proceeds from the June 2007 private placement.

In July 2007, we entered into a definitive purchase and sale agreement with Plantation Petroleum Holdings III, LLC, an EnCap sponsored company, to acquire oil and natural gas properties in the Permian Basin for $160.0 million. The acquisition, which is expected to close by the end of September 2007, is subject to customary closing conditions and purchase price adjustments. We plan to finance the acquisition with borrowings under an amended and restated credit facility.

Issuance of Common Units in 2007

In February 2007, we entered into a Common Unit Purchase Agreement and Registration Rights Agreement for the issuance of 3.9 million common units to institutional investors in a private placement. We received net proceeds of $99.9 million, including a $2.0 million contribution by our general partner to maintain its 2% interest in us. Proceeds from this issuance were primarily used to repay indebtedness outstanding under our credit facility. These agreements, as amended, require us to file a registration statement by October 1, 2007 and to cause a registration statement to become effective by December 30, 2007. If either of these conditions is not met, will incur liquidated damages of 0.25% of the proceeds of the offering per thirty day period of non-compliance for the first three thirty day periods, increasing thereafter. We do not expect to incur these liquidated damages.

In June 2007, we entered into a Common Unit Purchase Agreement and Registration Rights Agreement for the issuance of 3.4 million common units to institutional investors in a private placement. We received net proceeds of $120.0 million, including a $2.4 million contribution by our general partner to maintain its 2% interest in us. Proceeds from this issuance were primarily used to repay indebtedness outstanding under our credit facility. These agreements, as amended, require us to cause a registration statement to become effective by December 30, 2007 or incur liquidated damages of 0.25% of the proceeds of the offering per thirty day period of non-compliance for the first three thirty day periods, increasing thereafter. We do not expect to incur these liquidated damages.

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

As of June 30, 2007, we are a party to derivative agreements, and we intend to enter into derivative agreements in the future to reduce the impact of oil and natural gas price volatility on our cash flows. By removing a significant portion of our price volatility on our future oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods.

The primary factors affecting our production levels are capital availability, our ability to make accretive acquisitions, the success of our drilling program and our inventory of drilling prospects. In addition, we face the challenge of natural production declines. As initial reservoir pressures are depleted, production from a given well decreases. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on costs to add reserves through drilling and acquisitions as well as the costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact our production, which may have an adverse effect on our revenues and, as a result, cash available for distribution.

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

RESULTS OF OPERATIONS

	Successo(1)	Predecessor	Successor(1)	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006

Production data:
Oil and natural gas liquids (MBbls)	35	50	66	100
Natural gas (MMcf)	2,143	1,099	3,301	2,085
Net production (MMcfe)	2,352	1,399	3,698	2,685
Average sales price per unit:
Oil and natural gas liquids (Bbl)	$59.31	$66.16	$57.05	$62.50
Natural gas (Mcf)	7.34	7.42	7.29	8.10
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.79	$1.48	$1.76	$1.44
Production taxes	0.20	0.05	0.23	0.04
Total	1.99	1.53	1.99	1.48
Depreciation, depletion and amortization	1.49	0.89	1.50	0.88
General and administrative expenses	0.91	0.15	1.01	0.33
___________
(1)
In connection with our initial public offering, we acquired substantially all of the assets and operations of EV Properties and approximately one-half of the assets and operations of CGAS Exploration. The financial statements of our predecessors, therefore, include substantial operations that we did not acquire. In addition,

•	CGAS Exploration incurred substantial expenses related to exploration activities, which we do not plan to do;

•	the contracts under which our predecessors reimbursed EnerVest for general and administrative costs were different than the contracts under which we reimburse EnerVest; and

•	our predecessors did not incur the additional costs of being a public company.

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

Oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2007 totaled $17.8 million, an increase of 55% compared with the three months ended June 30, 2006. This increase was primarily the result of a $7.7 million increase in oil, natural gas and natural gas liquids revenues as a result of increased natural gas production offset by (i) a $1.0 million decrease in oil, natural gas and natural gas liquids revenues as a result of lower oil and natural gas liquids production and (ii) a $0.4 million decrease in oil, natural gas and natural gas liquids revenues as a result of lower prices for oil, natural gas and natural gas liquids. Natural gas production for the three months ended June 30, 2007 increased 95% compared with the three months ended June 30, 2006 primarily due to increased production from the natural gas properties that we acquired in the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition. Oil and natural gas liquids production for the three months ended June 30, 2007 decreased 31% compared with the three months ended June 30, 2006 primarily due to lower production in the Appalachian Basin as a result of the oil and natural gas properties that we did not acquire from CGAS Exploration offset by increased production from the oil and natural gas properties that we acquired in the Five States acquisition and the Anadarko acquisition. Oil and natural gas liquids prices for the three months ended June 30, 2007 averaged $59.31 per Bbl compared with $66.16 per Bbl for the three months ended June 30, 2006, and natural gas prices for the three months ended June 30, 2007 averaged $7.34 per Mcf compared with an average of $7.42 per Mcf for the three months ended June 30, 2006.

Due to fluctuations in the commodity market, gain on derivatives, net was $1.0 million for the three months ended June 30, 2007 compared with $0.2 million for the three months ended June 30, 2006. Our predecessors accounted for their derivatives as cash flow hedges in accordance with SFAS No. 133 and, as a result, the changes in fair value of the derivatives were reported in AOCI and reclassified to net income in the periods in which the contracts were settled. Effective October 1, 2006, we elected not to designate our derivatives as hedges for accounting purposes in accordance with SFAS No. 133. The amount in AOCI at that date related to derivatives that previously were designated and accounted for as cash flow hedges continues to be deferred until the underlying production is produced and sold, at which time the amounts are reclassified from AOCI and reflected as a component of revenues. Changes in the fair value of derivatives that existed at October 1, 2006 and any derivatives entered into thereafter are no longer deferred in AOCI, but rather are recorded immediately to net income as “Gain (loss) on mark-to-market derivatives, net”.

Transportation and marketing-related revenues for the three months ended June 30, 2007 increased $3.0 million, or 225%, compared with the three months ended June 30, 2006 primarily due to $3.6 million in transportation and marketing-related revenues from the Monroe acquisition offset by lower prices for natural gas transported through our gathering systems.

Lease operating expenses for the three months ended June 30, 2007 increased $2.1 million, or 103%, compared with the three months ended June 30, 2006 as a result of $2.8 million in lease operating expenses for the oil and natural gas properties that we acquired in the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition offset by a decrease in lease operating expenses related to the oil and natural gas properties that we did not acquire from CGAS Exploration. Lease operating expenses per Mcfe produced were $1.79 in the three months ended June 30, 2007 compared with $1.48 in the three months ended June 30, 2006.

The cost of purchased natural gas for the three months ended June 30, 2007 increased by $2.6 million, or 234%, compared with the three months ended June 30, 2006 primarily due to $2.5 million in transportation and marketing-related revenues from the Monroe acquisition.

Depreciation, depletion and amortization for the three months ended June 30, 2007 totaled $3.5 million, or $1.49 per Mcfe, compared with $1.3 million, or $0.89 per Mcfe, for the three months ended June 30, 2006. The increase was primarily due to an increase in depreciable property from the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition and an increase in the basis of the depreciable property that we acquired from CGAS Exploration.

General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to EnerVest, professional fees and other costs not directly associated with field operations. General and administrative expenses for the three months ended June 30, 2007 totaled $2.1 million, an increase of $1.9 million, or 972%, compared with the three months ended June 30, 2006. General and administrative expenses were $0.91 per Mcfe in the three months ended June 30, 2007 compared with $0.15 per Mcfe in the three months ended June 30, 2006. These increases are primarily the result of (i) $0.6 million of fees paid to EnerVest under an omnibus agreement, (ii) $0.7 million of payroll expenses for EV Management employees and (iii) an overall increase in costs related to being a public partnership.

As a result of the change in how we account for derivatives, gain (loss) on mark-to-market derivatives, net for the three months ended June 30, 2007 included $1.8 million of realized gains and $2.4 million of unrealized gains on the mark-to-market of derivatives.

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

Oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2007 totaled $27.8 million, an increase of 20% compared with the six months ended June 30, 2006. This increase was primarily the result of a $9.8 million increase in oil, natural gas and natural gas liquids revenues as a result of increased natural gas production offset by (i) a $2.1 million decrease in oil, natural gas and natural gas liquids revenues as a result of lower oil production and (ii) a $2.2 million decrease in oil, natural gas and natural gas liquids revenues as a result of lower prices for oil, natural gas and natural gas liquids. Natural gas production for the six months ended June 30, 2007 increased 58% compared with the six months ended June 30, 2006 primarily due to increased production from the natural gas properties that we acquired in the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition. Oil and natural gas liquids production for the six months ended June 30, 2007 decreased 34% compared with the six months ended June 30, 2006 primarily due to lower production in the Appalachian Basin as a result of the oil and natural gas properties that we did not acquire from CGAS Exploration offset by increased production from the oil and natural gas properties that we acquired in the Five States acquisition and the Anadarko acquisition. Oil and natural gas liquids prices for the six months ended June 30, 2007 averaged $57.05 per Bbl compared with $62.50 per Bbl for the six months ended June 30, 2006, and natural gas prices for the six months ended June 30, 2007 averaged $7.29 per Mcf compared with an average of $8.10 per Mcf for the six months ended June 30, 2006.

Due to fluctuations in the commodity market, gain on derivatives, net was $1.7 million for the six months ended June 30, 2007 compared with $0.001 million for the six months ended June 30, 2006.

Transportation and marketing-related revenues for the six months ended June 30, 2007 increased $2.6 million, or 85%, compared with the six months ended June 30, 2006 primarily due to $3.6 million in transportation and marketing-related revenues from the Monroe acquisition offset by lower prices for natural gas transported through our gathering systems.

Lease operating expenses for the six months ended June 30, 2007 increased $2.6 million, or 68%, compared with the six months ended June 30, 2006 as a result of $3.7 million in lease operating expenses for the oil and natural gas properties that we acquired in the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition offset by a decrease in lease operating expenses related to the oil and natural gas properties that we did not acquire from CGAS Exploration. Lease operating expenses per Mcfe produced were $1.76 in the six months ended June 30, 2007 compared with $1.44 in the six months ended June 30, 2006.

The cost of purchased natural gas for the six months ended June 30, 2007 increased by $2.2 million, or 82%, compared with the six months ended June 30, 2006 primarily due to $2.5 million in transportation and marketing-related revenues from the Monroe acquisition offset by lower prices for natural gas.

Depreciation, depletion and amortization for the six months ended June 30, 2007 totaled $5.5 million, or $1.50 per Mcfe, compared with $2.4 million, or $0.88 per Mcfe, for the six months ended June 30, 2006. The increase was primarily due to an increase in depreciable property from the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition and an increase in the basis of the depreciable property that we acquired from CGAS Exploration.

General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to EnerVest, professional fees and other costs not directly associated with field operations. General and administrative expenses for the six months ended June 30, 2007 totaled $3.7 million, an increase of $2.9 million, or 345%, compared with the six months ended June 30, 2006. General and administrative expenses were $1.01 per Mcfe in the six months ended June 30, 2007 compared with $0.33 per Mcfe in the six months ended June 30, 2006. These increases are primarily the result of (i) $1.0 million of fees paid to EnerVest under an omnibus agreement, (ii) $1.3 million of payroll expenses for EV Management employees and (iii) an overall increase in costs related to being a public partnership.

As a result of the change in how we account for derivatives, gain (loss) on mark-to-market derivatives, net for the six months ended June 30, 2007 included $4.0 million of realized gains and $6.0 million of unrealized losses on the mark-to-market of derivatives.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity and capital have been issuances of equity securities, borrowings under our credit facility and cash flows from operations. Our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our partners and working capital needs. For 2007, we believe that cash on hand, the sale of common units in February 2007 and June 2007, net cash flows generated from operations and borrowings under our credit facility will be adequate to fund our capital budget and satisfy our short-term liquidity needs. We may also utilize various financing sources available to us, including the issuance of additional common units through public offerings or private placements, to fund our long-term liquidity needs. Our ability to complete future offerings of our common units and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Available Credit Facility

We have a $150.0 million senior secured credit facility that expires in September 2011. Borrowings under the facility are secured by a first priority lien on substantially all of the assets of EV Properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and, so long as outstanding borrowings are less than 90% of the borrowing base, for funding distributions to partners. We also may use up to $20.0 million of available borrowing capacity for letters of credit. The facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.00 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of June 30, 2007, we were in compliance with all of the facility covenants.

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding.

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of June 30, 2007, the borrowing base under the facility was $111.0 million. The borrowing base is subject to redetermination semi-annually and in connection with material acquisitions or divestitures of properties.

During the six months ended June 30, 2007, we borrowed $243.4 million to finance our acquisitions and repaid $196.4 million of our outstanding debt using proceeds from our private equity offerings in February and June 2007. At June 30, 2007, we had $75.0 million outstanding under the facility.

In conjunction with the Plantation acquisition, we intend to amend and restate our credit facility to increase the size of the facility and the amount of available borrowings thereunder.

Cash Flows

Cash flows provided (used) by type of activity were as follows for the six months ended June 30, 2007 and 2006:

	Successor	Predecessor
Operating activities	$21,069	$13,963
Investing activities	(262,046)	(4,331)
Financing activities	252,403	(14,260)

Operating Activities

Cash flows from operating activities provided $21.1 million in the six months ended June 30, 2007 and $14.0 million in the three months ended June 30, 2006. The increase was primarily the result of changes in working capital items.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During the six months ended June 30, 2007, we spent $258.9 million for the acquisitions of oil and natural gas properties in

Michigan, Northern Louisiana and Central and East Texas and $3.1 million for the development of oil and natural gas properties, primarily related to development drilling on our Appalachian Basin properties. During the six months ended June 30, 2006, our predecessors spent $4.2 million for the development of oil and natural gas properties, primarily related to development drilling on Ohio properties.

Financing Activities

During the six months ended June 30, 2007, we received net proceeds of $219.9 million from our private equity offerings in February and June 2007. From these net proceeds, we repaid $196.4 million of borrowings outstanding under our credit facility. We borrowed $243.4 million under our credit facility to finance our acquisitions of oil and natural gas properties in Michigan, Northern Louisiana and Central and East Texas. We paid $8.5 million of distributions to holders of our common and subordinated units. In addition, we recorded deemed distributions of $5.8 million related to the difference between the purchase price allocations and the amounts paid for the Michigan acquisition and the Monroe acquisition. During the six months ended June 30, 2006, our predecessors paid $30.3 million in distributions and dividends to partners and received $16.0 million in contributions from partners.

NEW ACCOUNTING STANDARDS

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

As of June 30, 2007, we had entered into derivative instruments with the following terms:

Period Covered	Index	Hedged Volume (Bbl or MMBtu)	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Oil:
Swaps - remainder of 2007	WTI	91,571	$70.181		$	$
Swaps - 2008	WTI	115,140	71.529
Swaps - 2009	WTI	102,446	71.345
Swap - 2010	WTI	36,500	72.000
Collar - 2008	WTI	45,750		62.000		73.950
Collar - 2009	WTI	45,625		62.000		73.900

Natural Gas:
Swaps - remainder of 2007	Dominion Appalachia	570,400	10.265
Swaps - 2008	Dominion Appalachia	988,200	9.750
Swaps - remainder of 2007	NYMEX	1,012,000	8.519
Collar - remainder of 2007	NYMEX	460,000		7.250		9.050
Swaps - 2008	NYMEX	1,464,000	8.848
Collars - 2008	NYMEX	2,196,000		7.667		10.250
Swaps - 2009	NYMEX	1,642,500	7.989
Collars - 2009	NYMEX	2,555,000		7.786		9.500
Swap - 2010	NYMEX	912,500	8.520
Swap - remainder of 2007	MICHCON_NB	368,000	10.255
Collar - remainder of 2007	MICHCON_NB	552,000		8.000		9.270
Swap - 2008	MICHCON_NB	732,000	8.100
Collar -2008	MICHCON_NB	732,000		8.000		9.550
Swap - 2009	MICHCON_NB	1,460,000	8.110
Swaps - remainder of 2007	HOUSTON SC	728,874	7.875
Swap - 2008	HOUSTON SC	1,241,657	8.350
Swap - 2009	HOUSTON SC	1,029,171	8.200

We do not designate these or future derivative agreements as hedges for accounting purposes pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the changes in the fair value of these agreements are recognized currently in earnings. At June 30, 2007, the fair value associated with these derivative agreements is a net asset of $4.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2007, we entered into a Common Unit Purchase Agreement with several institutional and private investors whereby we privately placed 3,408,696 common units at a per unit price of $34.50 for net proceeds of $117.6 million. EV Energy GP also contributed $2.4 million to the Partnership for the continuation of its 2% general partner interest in us. This offering was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1
Purchase and Sale Agreement between EV Properties, L.P. and EnerVest Energy Institutional Fund IX, L.P. and EnerVest Energy Institutional Fund IX-WI, L.P. dated January 9, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on January 16, 2007).

2.2
First Amendment to Agreement of Sale and Purchase by and among EnerVest Monroe Limited Partnership, EnerVest Monroe Pipeline GP, L.C., EnerVest Production Partners, Ltd and EVPP GP, LLC dated March 29, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on April 4, 2007).

+2.3
Purchase and Sale Agreement between Anadarko E&P Company LP and Kerr-McGee Oil and Gas Onshore LP, as Seller and EnerVest Energy Institutional Fund X-A, L.P., EnerVest Energy Institutional Fund X-WI, L.P., EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., EnerVest Management Partners, Ltd., Wachovia Investment Holdings, LLC and EV Properties, L.P. dated April 13, 2007.

10.1
Purchase Agreement, dated February 27, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on February 28, 2007).

10.2
Registration Right Agreement, dated February 27, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on February 28, 2007).

10.3
Purchase Agreement, dated June 1, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on June 4, 2007).

10.4
Registration Right Agreement, dated June 1, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on June 4, 2007).

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer
________________
+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)
Date: August 14, 2007	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1
Purchase and Sale Agreement between EV Properties, L.P. and EnerVest Energy Institutional Fund IX, L.P. and EnerVest Energy Institutional Fund IX-WI, L.P. dated January 9, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on January 16, 2007).

2.2
First Amendment to Agreement of Sale and Purchase by and among EnerVest Monroe Limited Partnership, EnerVest Monroe Pipeline GP, L.C., EnerVest Production Partners, Ltd and EVPP GP, LLC dated March 29, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on April 4, 2007).

+2.3
Purchase and Sale Agreement between Anadarko E&P Company LP and Kerr-McGee Oil and Gas Onshore LP, as Seller and EnerVest Energy Institutional Fund X-A, L.P., EnerVest Energy Institutional Fund X-WI, L.P., EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., EnerVest Management Partners, Ltd., Wachovia Investment Holdings, LLC and EV Properties, L.P. dated April 13, 2007.

10.1
Purchase Agreement, dated February 27, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on February 28, 2007).

10.2
Registration Right Agreement, dated February 27, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on February 28, 2007).

10.3
Purchase Agreement, dated June 1, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on June 4, 2007).

10.4
Registration Right Agreement, dated June 1, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on June 4, 2007).

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer