Form 10-Q/A
period 2007-06-30
EV Energy Partners, LP
filed 2007-09-10
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

This Amendment No. 1 on Form 10-Q/A ("Amendment No.1") amends the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007 originally filed on August 14, 2007, and is being filed for the purpose of amending and restating Note 3 and amending and restating Note 8 to the unaudited condensed consolidated/combined financial statements. Additionally, Item 6 has been amended to currently date certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Subsequent to the filing of the original Form 10-Q, the Company's management discovered a mathematical error in the calculation of the pro forma net income and pro forma net income per limited partner unit disclosures. The Company is amending and restating to correct the pro forma error included in Note 3 in the previously issued unaudited condensed consolidated/combined financial statements. Note 8 is amended to remove $0.4 million of unrealized gain on derivatives assumed in acquisition from the components of comprehensive income for the six months ended June 30, 2007.  The amount was incorrectly shown as current activity within other comprehensive income versus an adjustment to accumulated other comprehensive income.

All of the information in this Form 10-Q/A is as of August 14, 2007, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than as described above. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q as amended hereby, in its entirety.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except number of units)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,301	$1,875
Accounts receivable:
Oil, natural gas and natural gas liquids	10,148	4,608
Related party	2,846	1,996
Other	74	56
Derivative asset	5,797	5,929
Prepaid expenses and other current assets	1,259	790
Total current assets	33,425	15,254

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; June 30, 2007, $11,029; December 31, 2006, $4,092	368,272	114,401
Other property, net of accumulated depreciation and amortization; June 30, 2007, $211; December 31, 2006, $195	253	283
Long-term derivative asset	474	2,286
Other assets	845	465
Total assets	$403,269	$132,689

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,638	$3,248
Total current liabilities	4,638	3,248

Asset retirement obligations	11,309	5,188
Share-based compensation liability	498	-
Long-term derivative liability	1,930	-
Long-term debt	75,000	28,000

Commitments and contingencies

Owners’ equity:
Common unitholders—11,839,439 units and 4,495,000 units issued and outstanding as of June 30, 2007 and December 31, 2006	294,612	77,701
Subordinated unitholders—3,100,000 units issued and outstanding as of June 30, 2007 and December 31, 2006	8,617	10,830
General partner interest	3,592	3,379
Accumulated other comprehensive income	3,073	4,343
Total owners’ equity	309,894	96,253
Total liabilities and owners’ equity	$403,269	$132,689

See accompanying notes to unaudited condensed consolidated/combined financial statements.

EV Energy Partners, L.P.
Condensed Statements of Operations
(In thousands, except per unit data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
	(Consolidated)	(Combined)	(Consolidated)	(Combined)
Revenues:
Oil, natural gas and natural gas liquids revenues	$17,791	$11,507	$27,831	$23,176
Gain on derivatives, net	947	191	1,694	1
Transportation and marketing-related revenues	4,400	1,355	5,620	3,034
Total revenues	23,138	13,053	35,145	26,211

Operating costs and expenses:
Lease operating expenses	4,215	2,078	6,521	3,877
Cost of purchased natural gas	3,777	1,132	4,886	2,690
Production taxes	479	69	852	121
Exploration expenses	-	295	-	353
Dry hole costs	-	78	-	227
Impairment of unproved oil and natural gas properties	-	90	-	90
Asset retirement obligations accretion expense	123	43	214	87
Depreciation, depletion and amortization	3,504	1,254	5,536	2,359
General and administrative expenses	2,129	206	3,731	881
Total operating costs and expenses	14,227	5,245	21,740	10,685

Operating income	8,911	7,808	13,405	15,526

Other income (expense), net:
Interest expense	(1,380)	(199)	(2,323)	(383)
Gain (loss) on mark-to-market derivatives, net	4,245	-	(2,000)	-
Other income, net	181	123	273	266
Total other income (expense), net	3,046	(76)	(4,050)	(117)

Income before income taxes and equity in income of affiliates	11,957	7,732	9,355	15,409
Income taxes	-	(2,955)	-	(4,500)
Equity in income of affiliates	-	74	-	164
Net income	$11,957	$4,851	$9,355	$11,073
General partner’s interest in net income	$239		$187
Limited partners’ interest in net income	$11,718		$9,168
Net income per limited partner unit:
Common units (basic and diluted)	$0.93		$0.84
Subordinated units (basic and diluted)	$0.93		$0.84
Weighted average limited partner units outstanding:
Common units (basic and diluted)	9,554		7,756
Subordinated units (basic and diluted)	3,100		3,100

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

In January 2007, we issued 0.1 million phantom units to officers and to directors of EV Management. These phantom units are subject to graded vesting over a two year period. On satisfaction of the vesting requirement, the officers and directors are entitled, at our discretion, to either common units or a cash payment equal to the current value of the units. In addition, the officers and directors are entitled to quarterly cash distributions equal to the number of phantom units outstanding and the amount of the cash distribution that we pay on our common units.

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

The unaudited pro forma table has been restated to correct mathematical errors discovered by management in the calculation of pro forma net income, pro forma net income per limited partner unit ~ common units (basic and diluted) and pro forma net income per limited partner unit ~ subordinated units (basic and diluted).

	Successor			Predecessor
	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	As		As	As		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Revenues	$35,611	$–	$35,611	$39,405	$-	$39,405
Net income	$20,636	$(2,874)	$17,762	$18,205	$(3,100)	$15,105
Net income per limited partner unit:
Common units (basic and diluted)	$1.60	$(0.43)	$1.17
Subordinated units (basic and diluted)	$1.60	$(0.43)	$1.17

	Successor			Predecessor
	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	As		As	As		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Revenues	$67,395	$–	$67,395	$82,273	$-	$82,273
Net income	$29,841	$(7,745)	$22,096	$41,321	$(5,732)	$35,589
Net income per limited partner unit:
Common units (basic and diluted)	$2.69	$(1.24)	$1.45
Subordinated units (basic and diluted)	$2.69	$(1.24)	$1.45

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

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average interesr rate of 7.62% as of June 30, 2007).

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

We expense environmental costs if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable. Neither we nor the Predecessors incurred material environmental expenses during the three months and six months ended June 30, 2007 and 2006. In addition, we had no accrual for environmental liabilities as of June 30, 2007 or December 31, 2006.

NOTE 7. OWNERS’ EQUITY

On January 26, 2007, the board of directors of EV Management declared a $0.40 per unit distribution for the fourth quarter of 2006 on all common and subordinated units. The distribution was paid on February 14, 2007 to unitholders of record at the close of business on February 5, 2007. The aggregate amount of the distribution was $3.1million.

In February 2007, we entered into a Common Unit Purchase Agreement and Registration Rights Agreement for the issuance of 3.9 million common units to institutional investors in a private placement. We received net proceeds of $99.9 million, including a $2.0 million contribution by our general partner to maintain its 2% interest in us. Proceeds from this issuance were primarily used to repay indebtedness outstanding under our credit facility. These agreements, as amended, require us to file a registration statement by October 1, 2007 and to cause a registration statement to become effective by December 30, 2007. If either of these conditions is not met, we will incur liquidated damages of 0.25% of the proceeds of the offering per thirty day period of non-compliance for the first three thirty day periods, increasing thereafter. We do not expect to incur these liquidated damages.

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

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The table below has been restated to remove $0.4 million of unrealized gain on derivatives assumed in acquisition from the components of comprehensive income for the six months ended June 30, 2007.  The amount was incorrectly shown as current activity within other comprehensive income versus an adjustment to accumulated other comprehensive income. The components of our comprehensive income, net of related tax, are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007 (Restated)	Six Months Ended June 30, 2006
Net income	$11,957	$4,851	$9,355	$11,073
Other comprehensive (loss) income:
Unrealized gains on derivatives	-	2,851	-	8,385
Reclassification adjustment into earnings	(947)	128	(1,694)	232
Comprehensive income	$11,010	$7,830	$7,661	$19,690

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

Issuance of Common Units in 2007

In February 2007, we entered into a Common Unit Purchase Agreement and Registration Rights Agreement for the issuance of 3.9 million common units to institutional investors in a private placement. We received net proceeds of $99.9 million, including a $2.0 million contribution by our general partner to maintain its 2% interest in us. Proceeds from this issuance were primarily used to repay indebtedness outstanding under our credit facility. These agreements, as amended, require us to file a registration statement by October 1, 2007 and to cause a registration statement to become effective by December 30, 2007. If either of these conditions is not met, we will incur liquidated damages of 0.25% of the proceeds of the offering per thirty day period of non-compliance for the first three thirty day periods, increasing thereafter. We do not expect to incur these liquidated damages.

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

RESULTS OF OPERATIONS

	Successor(1)	Predecessor	Successor(1)	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006

Production data:
Oil and natural gas liquids (MBbls)	35	50	66	100
Natural gas (MMcf)	2,143	1,099	3,301	2,085
Net production (MMcfe)	2,352	1,399	3,698	2,685
Average sales price per unit:
Oil and natural gas liquids (Bbl)	$59.31	$66.16	$57.05	$62.50
Natural gas (Mcf)	7.34	7.42	7.29	8.10
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.79	$1.48	$1.76	$1.44
Production taxes	0.20	0.05	0.23	0.04
Total	1.99	1.53	1.99	1.48
Depreciation, depletion and amortization	1.49	0.89	1.50	0.88
General and administrative expenses	0.91	0.15	1.01	0.33
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

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. These statements discuss future expectations, contain projection of results of operations or of financial condition or state other “forward-looking” information.

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

EV Energy Partners, L.P.
(Registrant)
Date: September 7, 2007	By:	/s/ MICHAEL E. MERCER
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