Form 10-Q
period 2007-09-30
EV Energy Partners, LP
filed 2007-11-14
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Registrant’s telephone number, including area code: (713) 651-1144

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
YES ☐ NO ☒

As of November 12, 2007, the registrant had 11,839,439 common units outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except number of units)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$23,461	$1,875
Accounts receivable:
Oil, natural gas and natural gas liquids sales	11,798	4,608
Related party	2,332	1,996
Other	24	56
Derivative asset	4,865	5,929
Prepaid expenses and other current assets	349	790
Total current assets	42,829	15,254

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; September 30, 2007, $17,256; December 31, 2006, $4,092	366,835	114,401
Other property, net of accumulated depreciation and amortization; September 30, 2007, $225; December 31, 2006, $195	238	283
Long-term derivative asset	1,080	2,286
Other assets	16,815	465
Total assets	$427,797	$132,689

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,002	$3,248
Deferred revenues	538	-
Derivative liability	312	-
Total current liabilities	8,852	3,248

Asset retirement obligations	11,507	5,188
Share-based compensation liability	932	-
Long-term derivative liability	529	-
Long-term debt	91,000	28,000

Commitments and contingencies

Owners’ equity:
Common unitholders - 11,839,439 units and 4,495,000 units issued and outstanding as of September 30, 2007 and December 31, 2006	299,110	77,701
Subordinated unitholders - 3,100,000 units issued and outstanding as of September 30, 2007 and December 31, 2006	6,527	10,830
General partner interest	7,135	3,379
Accumulated other comprehensive income	2,205	4,343
Total owners’ equity	314,977	96,253
Total liabilities and owners’ equity	$427,797	$132,689

See accompanying notes to unaudited condensed consolidated/combined financial statements.

EV Energy Partners, L.P.
Condensed Statements of Operations
(In thousands, except per unit data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006
	(Consolidated)	(Combined)	(Consolidated)	(Combined)
Revenues:
Oil, natural gas and natural gas liquids revenues	$26,354	$11,204	$54,185	$34,379
Gain on derivatives, net	869	1,252	2,563	1,254
Transportation and marketing-related revenues	2,206	1,424	7,826	4,458
Total revenues	29,429	13,880	64,574	40,091

Operating costs and expenses:
Lease operating expenses	7,375	2,207	13,896	6,085
Cost of purchased natural gas	1,876	1,170	6,762	3,860
Production taxes	819	63	1,671	185
Exploration expenses	-	708	-	1,061
Dry hole costs	-	128	-	354
Impairment of unproved oil and natural gas properties	-	-	-	90
Asset retirement obligations accretion expense	181	42	395	129
Depreciation, depletion and amortization	6,241	2,030	11,777	4,388
General and administrative expenses	2,636	610	6,367	1,491
Total operating costs and expenses	19,128	6,958	40,868	17,643

Operating income	10,301	6,922	23,706	22,448

Other income (expense), net:
Interest expense	(1,610)	(189)	(3,933)	(573)
Gain on mark-to-market derivatives, net	4,985	-	2,985	-
Other income, net	147	78	420	344
Total other income (expense), net	3,522	(111)	(528)	(229)

Income before income taxes and equity in income of affiliates	13,823	6,811	23,178	22,219
Income taxes	(88)	(1,310)	(88)	(5,809)
Equity in income of affiliates	-	-	-	164
Net income	$13,735	$5,501	$23,090	$16,574
General partner’s interest in net income, including incentive distribution rights	$1,721		$1,908
Limited partners’ interest in net income	$12,014		$21,182
Net income per limited partner unit:
Common units (basic and diluted)	$0.80		$1.73
Subordinated units (basic and diluted)	$0.80		$1.73
Weighted average limited partner units outstanding:
Common units (basic and diluted)	11,839		9,132
Subordinated units (basic and diluted)	3,100		3,100

See accompanying notes to unaudited condensed consolidated/combined financial statements.

EV Energy Partners, L.P.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006
	(Consolidated)	(Combined)

Cash flows from operating activities:
Net income	$23,090	$16,574
Adjustments to reconcile net income to net cash flows provided by operating activities:
Dry hole costs	-	354
Impairment of unproved properties	-	90
Asset retirement obligations accretion expense	395	129
Depreciation, depletion and amortization	11,777	4,388
Share-based compensation cost	932	-
Amortization of deferred loan costs	87	-
Unrealized loss on derivatives, net	2,671	-
Benefit for deferred taxes	-	(540)
Equity in income of affiliates, net of distributions	-	94
Changes in operating assets and liabilities:
Accounts receivable	(3,236)	1,258
Prepaid expenses and other current assets	685	392
Other assets	(285)	3
Accounts payable and accrued liabilities	2,855	(3,487)
Deferred revenues	538	-
Due to affiliates	-	(2,089)
Income taxes	-	2,993
Other current liabilities	-	(45)
Net cash flows provided by operating activities	39,509	20,114

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(255,228)	-
Development of oil and natural gas properties	(7,316)	(6,911)
Deposit on acquisition of oil and natural gas properties	(16,000)	-
Investment in equity investee	-	(130)
Net cash flows used in investing activities	(278,544)	(7,041)

Cash flows from financing activities:
Long-term debt borrowings	259,350	-
Repayment of long-term debt borrowings	(196,350)	-
Deferred loan costs	(152)	-
Proceeds from private equity offerings	220,000	-
Offering costs	(175)	-
Contributions by partners	-	16,000
Distributions to partners and dividends paid	(16,226)	(33,330)
Distributions related to acquisitions	(5,826)	-
Net cash flows provided by (used in) financing activities	260,621	(17,330)

Increase (decrease) in cash and cash equivalents	21,586	(4,257)
Cash and cash equivalents - beginning of period	1,875	7,159
Cash and cash equivalents - end of period	$23,461	$2,902

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

EV Properties was formed on April 12, 2006 by EnerVest, Ltd. (“EnerVest”), EV Investors, L.P. (“EV Investors”) and investment funds affiliated with EnCap Investments, L.P. (“EnCap”) to acquire the business of the following partnerships which were controlled by EnerVest:

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the operations of the Partnership and all of its subsidiaries (“we,” “our” or “us”) for periods beginning October 1, 2006. The unaudited condensed combined financial statements of the Predecessors reflect the operations of the following entities:

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

In January 2007, we issued 0.1 million phantom units and in August 2007, we issued an additional 20,000 phantom units. These phantom units are subject to graded vesting over a two year period. In May 2007, we issued 25,000 phantom units subject to graded vesting over a three year period. On satisfaction of the vesting requirement, the holders of the phantom units are entitled, at our discretion, to either common units or a cash payment equal to the current value of the units. In addition, the holders of the phantom units are entitled to quarterly cash distributions equal to the number of phantom units outstanding and the amount of the cash distribution that we pay on our common units.

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

During the three months and nine months ended September 30, 2007, we recognized compensation cost of $0.4 million and $0.9 million, respectively, related to our phantom units. This cost is included in “General and administrative expenses” in our condensed consolidated statement of operations. As of September 30, 2007, there was $3.0 million of total unrecognized compensation cost related to nonvested phantom units which is expected to be recognized over a weighted average period of 1.8 years.

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

As we acquired these oil and natural gas properties from institutional partnerships managed by EnerVest, we carried over the historical costs related to EnerVest’s interests and applied purchase accounting to the remaining interests acquired. As a result, we recorded deemed distributions of $5.8 million that represent the difference between the purchase price allocations and the amounts paid for the acquisitions. We allocated these deemed distributions to the common unitholders, subordinated unitholders and the general partner interest based on EnerVest’s relative ownership interests. Accordingly, $0.2 million, $4.9 million and $0.7 million was allocated to the common unitholders, subordinated unitholders and the general partner, respectively.

On June 27, 2007, we acquired oil and natural gas properties in Central and East Texas from Anadarko Petroleum Corporation (the “Anadarko acquisition”) for $94.3 million. The acquisition was financed with borrowings under our credit facility and proceeds from the June 2007 private placement.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:

	Michigan	Monroe	Anadarko
Accounts receivable	$1,183	$3,092	$-
Prepaid expenses and other current assets	1,942	209	-
Other assets	218	-	-
Oil and natural gas properties	64,484	93,636	97,728
Accounts payable and accrued liabilities	(103)	(629)	(298)
Asset retirement obligations	(1,244)	(1,455)	(3,177)
Accumulated other comprehensive income	(424)	-	-
Allocation of purchase price	$66,056	$94,853	$94,253

The following table reflects pro forma revenues, net income and net income per limited partner unit as if these acquisitions had taken place at the beginning of the periods presented. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$29,429	$38,896	$96,792	$117,458
Net income	$13,735	$14,905	$35,939	$47,157
Net income per limited partner unit:
Common units (basic and diluted)	$0.80		$2.76
Subordinated units (basic and diluted)	$0.80		$2.76

In July 2007, we deposited $16.0 million related to our acquisition of oil and natural gas properties in the Permian Basin in New Mexico and Texas from Plantation Operating, LLC, an EnCap sponsored company (the “Plantation acquisition). The deposit is included in “Other assets” on the condensed consolidated balance sheet. The acquisition was completed on October 1, 2007 (see Note 15).

On December 15, 2006, we acquired oil and natural gas properties in the Mid-Continent area in Oklahoma, Texas and Louisiana (the “Five States acquisition”) for $27.6 million. The acquisition was financed with borrowings under our credit facility.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

NOTE 4. RISK MANAGEMENT

Our business activities expose us to risks associated with changes in the market price of oil and natural gas. As such, future earnings are subject to change due to changes in these market prices. We use derivative instruments to reduce our risk of changes in the prices of oil and natural gas. As of September 30, 2007, we had entered into derivative instruments with the following terms:

Period Covered	Index	Hedged Volume per Day	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Oil (Bbls):
Swaps - remainder of 2007	WTI	1,491	$72.80	$		$
Swaps - 2008	WTI	1,215	72.45
Collar - 2008	WTI	125			62.00		73.95
Swaps - 2009	WTI	981	71.85
Collar - 2009	WTI	125			62.00		73.90
Swaps - 2010	WTI	1,000	71.16

Natural Gas (MMBtu):
Swaps - remainder of 2007	Dominion Appalachia	3,100	10.27
Swaps - 2008	Dominion Appalachia	2,700	9.75
Swaps - remainder of 2007	NYMEX	5,500	8.52
Collar - remainder of 2007	NYMEX	2,500			7.25		9.05
Swaps - 2008	NYMEX	4,000	8.85
Collars - 2008	NYMEX	6,000			7.67		10.25
Swaps - 2009	NYMEX	4,500	8.00
Collars - 2009	NYMEX	7,000			7.79		9.50
Swaps - 2010	NYMEX	7,500	8.44
Swap - remainder of 2007	MICHCON_NB	2,000	10.26
Collar - remainder of 2007	MICHCON_NB	3,000			8.00		9.27
Swap - 2008	MICHCON_NB	2,000	8.10
Collar -2008	MICHCON_NB	2,000			8.00		9.55
Swaps - 2009	MICHCON_NB	5,000	8.27
Swaps - remainder of 2007	HOUSTON SC	3,840	7.88
Swap - 2008	HOUSTON SC	3,393	8.35
Swaps - 2009	HOUSTON SC	4,320	8.29
Swap - 2009	EL PASO PERMIAN	2,500	7.93

At September 30, 2007, the fair value associated with these derivative instruments was a net asset of $5.1 million.

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

As of September 30, 2007, we had AOCI of $2.2 million related to derivative instruments where we removed the hedge designation. During the three months and nine months ended September 30, 2007, we reclassified $0.9 million and $2.6 million, respectively, from AOCI to “Gain on derivatives, net,” and we anticipate that $1.8 million will be reclassified from AOCI during the next 12 months when the forecasted production actually occurs.

As a result of our election not to designate our derivative instruments as hedges for accounting purposes, changes in the fair value of the derivative instruments that existed at October 1, 2006 and any derivatives entered into thereafter are not deferred in AOCI, but rather are recorded immediately as “Gain on mark-to-market derivatives, net” in our condensed consolidated statement of operations. During the three months and nine months ended September 30, 2007, we recorded an unrealized gain (loss) of $0.8 million and $(5.2) million, respectively, on the change in fair value of our derivative instruments in “Gain on mark-to-market derivatives, net.” In addition, we recorded net realized gains of $4.2 million and $8.2 million in the three months and nine months ended September 30, 2007 related to settlements of our derivative instruments in “Gain on mark-to-market derivatives, net.”

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

NOTE 5. ASSET RETIREMENT OBLIGATIONS

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, we record an asset retirement obligation (“ARO”) and capitalize the asset retirement cost in oil and natural gas properties in the period in which the retirement obligation is incurred. After recording these amounts, the ARO is accreted to its future estimated value using an assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis. The changes in the aggregate ARO are as follows:

Balance as of December 31, 2006	$5,188
Liabilities incurred or assumed in acquisitions	5,876
Accretion expense	395
Revisions in estimated cash flows	48
Balance as of September 30, 2007	$11,507

NOTE 6. LONG-TERM DEBT

As of September 30, 2007, our credit facility consisted of a $150.0 million senior secured revolving credit facility that expires in September 2011. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and, so long as outstanding borrowings are less than 90% of the borrowing base, for funding distributions to partners. We also may use up to $20.0 million of available borrowing capacity for letters of credit. The facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of September 30, 2007, we were in compliance with all of the facility covenants.

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average interest rate of 7.46% as of September 30, 2007).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of September 30, 2007, the borrowing base under the facility was $111.0 million. The borrowing base is subject to redetermination semi-annually and in connection with material acquisitions or divestitures of properties.

During the nine months ended September 30, 2007, we borrowed $259.4 million to finance our acquisitions and repaid $196.4 million of our outstanding debt using proceeds from our private equity offerings in February and June 2007 (see Note 8). At September 30, 2007, we had $91.0 million outstanding under the facility.

On October 1, 2007, we amended and restated our credit facility (see Note 15).

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

We expense environmental costs if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable. Neither we nor the Predecessors incurred material environmental expenses during the three months and nine months ended September 30, 2007 and 2006. In addition, we had no accrual for environmental liabilities as of September 30, 2007 or December 31, 2006.

NOTE 8. OWNERS’ EQUITY

On January 26, 2007, the board of directors of EV Management declared a $0.40 per unit distribution for the fourth quarter of 2006 on all common and subordinated units. The distribution was paid on February 14, 2007 to unitholders of record at the close of business on February 5, 2007. The aggregate amount of the distribution was $3.1 million.

In February 2007, we entered into a Common Unit Purchase Agreement and Registration Rights Agreement for the issuance of 3.9 million common units to institutional investors in a private placement. We received net proceeds of $99.9 million, including a $2.0 million contribution by our general partner to maintain its 2% interest in us. Proceeds from this issuance were primarily used to repay indebtedness outstanding under our credit facility. These agreements, as amended, require us to cause a registration statement to become effective by December 30, 2007 or we will incur liquidated damages of 0.25% of the proceeds of the offering per thirty day period of non-compliance for the first thirty days, increasing thereafter. We do not expect to incur these liquidated damages.

 On April 30, 2007, the board of directors of EV Management declared a $0.46 per unit distribution for the first quarter of 2007 on all common and subordinated units. The distribution was paid on May 15, 2007 to unitholders of record at the close of business on May 7, 2007. The aggregate amount of the distribution was $5.4 million.

In June 2007, we entered into a Common Unit Purchase Agreement and Registration Rights Agreement for the issuance of an additional 3.4 million common units to institutional investors in a private placement. We received net proceeds of $120.0 million, including a $2.4 million contribution by our general partner to maintain its 2% interest in us. Proceeds from this issuance were primarily used to repay indebtedness outstanding under our credit facility. These agreements, as amended, require us to cause a registration statement to become effective by December 30, 2007 or we will incur liquidated damages of 0.25% of the proceeds of the offering per thirty day period of non-compliance for the first thirty days, increasing thereafter. We do not expect to incur these liquidated damages.

On July 25, 2007, the board of directors of EV Management declared a $0.50 per unit distribution for the second quarter of 2007 on all common and subordinated units. The distribution was paid on August 14, 2007 to unitholders of record at the close of business on August 6, 2007. The aggregate amount of the distribution was $7.7 million.

On October 25, 2007, the board of directors of EV Management declared a $0.56 per unit distribution for the third quarter of 2007 on all common and subordinated units. The distribution was paid on November 14, 2007 to unitholders of record at the close of business on November 5, 2007. The aggregate amount of the distribution was $8.9 million.

NOTE 9. INCOME TAXES

We are a partnership that is not taxable for federal income tax purposes. As such, we do not directly pay federal income tax. As appropriate, our taxable income or loss is includable in the federal income tax returns of our partners.

Effective January 1, 2007, the state of Texas changed its Texas franchise tax, which was based on taxable capital, to a gross margin tax. During the three months and nine months ended September 30, 2007, we recorded a $0.1 million provision for income taxes relating to our obligations under this tax.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

NOTE 10. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income, net of related tax, are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$13,735	$5,501	$23,090	$16,574
Other comprehensive income (loss):
Unrealized gains on derivatives	-	5,962	-	14,346
Reclassification adjustment into earnings	(869)	(640)	(2,563)	(408)
Comprehensive income	$12,866	$10,823	$20,527	$30,512

NOTE 11. NET INCOME PER LIMITED PARTNER UNIT

The computation of net income per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the period. Basic and diluted net income per limited partner unit are determined by dividing net income, after deducting the amount allocated to the general partner interest (including its incentive distribution in excess of its 2% interest), by the weighted average number of outstanding limited partner units during the period in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-06”).

EITF 03-06 provides that in any accounting period where our aggregate net income exceeds our aggregate distribution for such period, we are required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would have actually been distributed. EITF 03-06 does not impact our overall net income or other financial results; however, for periods in which our aggregate net income exceeds our aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of our aggregate earnings is allocated to the incentive distribution rights held by EV Energy GP, as if distributed, even though we make cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have an impact on our net income per limited partner unit calculation.

The following sets forth the net income allocation using this method:

	Successor
	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	$	Per Limited Partner Unit	$	Per Limited Partner Unit
Net income	$13,735		$23,090
Less:
General partner incentive distribution rights	(1,476)		(1,476)
General partner 2% interest in net income	(245)		(432)
Net income available for limited partners	$12,014	$0.80	$21,182	$1.73

NOTE 12. RELATED PARTY TRANSACTIONS

 Successor

Pursuant to an omnibus agreement, we paid EnerVest $0.9 million and $1.9 million in the three months and nine months ended September 30, 2007, respectively, in monthly administrative fees for providing us general and administrative services. These fees are included in general and administrative expenses in our condensed consolidated statement of operations.

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

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. During the three months and nine months ended September 30, 2007, we reimbursed EnerVest $1.5 million and $3.9 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. These costs are included in lease operating expenses in our condensed consolidated statement of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

During the three months ended March 31, 2007, we sold $1.3 million of natural gas to EnerVest Monroe Marketing, Ltd. (“EnerVest Monroe Marketing”), a subsidiary of one of the EnerVest partnerships. On March 30, 2007, we acquired EnerVest Monroe Marketing in our acquisition of natural gas properties in the Monroe Field in Louisiana (see Note 3).

Predecessor

Pursuant to terms of certain agreements, the Predecessors paid $42,000 to EnerVest and its subsidiaries for management, accounting and advisory services in the nine months ended September 30, 2006. In addition, a subsidiary of EnerVest served as operator of the Predecessors’ properties and received reimbursement through Council of Petroleum Accountants Societies (“COPAS”) overhead billings. The Predecessors paid this EnerVest subsidiary $0.4 million and $1.0 million in the three months and nine months ended September 30, 2006, respectively, and these amounts are reflected in lease operating expenses within the condensed combined statement of operations. Additionally, in its role as operator, this EnerVest subsidiary also collected proceeds from oil and natural gas sales and distributed them to the Predecessor and other working interest owners.

During the three months and nine months ended September 30, 2006, the Predecessors sold $1.4 million and $4.3 million, respectively, of natural gas to EnerVest Monroe Marketing.

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

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated/Combined Financial Statements (continued)

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows:

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006
Supplemental cash flows information:
Cash paid for interest	$3,384	$686
Cash paid for income taxes	-	3,357

Non-cash transactions:
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	888	241
Increase in oil and natural gas properties from purchase of limited partnership interests in EnerVest WV	-	7,681
Distribution/sale of oil and natural gas properties, other property and investments in affiliates to EnerVest	-	1,849
Reduction in debt through partner contribution	-	150
Increase in due to affiliates for the incurrence of offering costs on our behalf	-	4,000
Conversion of accounts payable to EnerVest to owners’ equity	-	3,165

NOTE 14. NEW ACCOUNTING STANDARDS

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

NOTE 15. SUBSEQUENT EVENTS

On October 1, 2007, we amended and restated our credit facility to reflect a maximum borrowing availability of $500.0 million, subject to a borrowing base that will initially be $275.0 million. In addition, the amended and restated credit facility provides that we may use up to $50.0 million of available borrowing capacity for letters of credit. The amended and restated credit facility expires in October 2012.

On October 1, 2007, we also completed our previously announced Plantation acquisition for $155.8 million, subject to customary post-closing adjustments. The acquisition was funded with borrowings under our amended and restated credit facility. We have not yet finalized the allocation of the purchase price, but we estimate that a significant portion of the purchase price will be allocated to oil and natural gas properties.

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

EV Properties was formed in the second quarter of 2006 by EnerVest, EV Investors and investment funds formed by EnCap to acquire the business of the following partnerships which were controlled by EnerVest:

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

On June 27, 2007, we acquired oil and natural gas properties in Central and East Texas from Anadarko Petroleum Corporation for $94.3 million. The acquisition was financed with borrowings under our credit facility and proceeds from the June 2007 private placement.

On October 1, 2007, we acquired oil and natural gas properties in the Permian Basin in New Mexico and Texas from Plantation Operating, LLC, an EnCap sponsored company, for $155.8 million, subject to customary post-closing adjustments. The acquisition was funded with borrowings under our amended and restated credit facility.

Issuance of Common Units in 2007

In February 2007, we entered into a Common Unit Purchase Agreement and Registration Rights Agreement for the issuance of 3.9 million common units to institutional investors in a private placement. We received net proceeds of $99.9 million, including a $2.0 million contribution by our general partner to maintain its 2% interest in us. Proceeds from this issuance were primarily used to repay indebtedness outstanding under our credit facility. These agreements, as amended, require us to cause a registration statement to become effective by December 30, 2007 or we will incur liquidated damages of 0.25% of the proceeds of the offering per thirty day period of non-compliance for the first thirty days, increasing thereafter. We do not expect to incur these liquidated damages.

In June 2007, we entered into a Common Unit Purchase Agreement and Registration Rights Agreement for the issuance of an additional 3.4 million common units to institutional investors in a private placement. We received net proceeds of $120.0 million, including a $2.4 million contribution by our general partner to maintain its 2% interest in us. Proceeds from this issuance were primarily used to repay indebtedness outstanding under our credit facility. These agreements, as amended, require us to cause a registration statement to become effective by December 30, 2007 or we will incur liquidated damages of 0.25% of the proceeds of the offering per thirty day period of non-compliance for the first thirty days, increasing thereafter. We do not expect to incur these liquidated damages.

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

As of September 30, 2007, we are a party to derivative agreements, and we intend to enter into derivative agreements in the future to reduce the impact of oil and natural gas price volatility on our cash flows. By removing a significant portion of our price volatility on our future oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods.

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

RESULTS OF OPERATIONS

	Successor (1)	Predecessor	Successor (1)	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006

Production data:
Oil (MBbls)	86	47	150	147
Natural gas liquids (MBbls)	68	-	71	-
Natural gas (MMcf)	2,828	1,190	6,129	3,275
Net production (MMcfe)	3,753	1,471	7,451	4,159
Average sales price per unit:
Oil (Bbl)	$72.04	$68.43	$65.99	$64.38
Natural gas liquids (Bbl)	45.02	-	44.86	-
Natural gas (Mcf)	6.04	6.72	6.71	7.60
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.97	$1.50	$1.87	$1.46
Production taxes	0.22	0.04	0.22	0.04
Total	2.19	1.54	2.09	1.50
Depreciation, depletion and amortization	1.66	1.38	1.58	1.06
General and administrative expenses	0.70	0.41	0.85	0.36
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

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

Oil, natural gas and natural gas liquids revenues for the three months ended September 30, 2007 totaled $26.4 million, an increase of 135% compared with the three months ended September 30, 2006. This increase was primarily the result of a $15.8 million increase in oil, natural gas and natural gas liquids revenues as a result of increased oil, natural gas and natural gas liquids production and a $0.2 million increase in oil, natural gas and natural gas liquids revenues as a result of increased oil prices partially offset by a $0.8 million decrease in oil, natural gas and natural gas liquids revenues as a result of lower prices for natural gas. Oil, natural gas and natural gas liquids production for the three months ended September 30, 2007 increased 84%, 100% and 138%, respectively, compared with the three months ended September 30, 2006 primarily due to increased production from the oil and natural gas properties that we acquired in the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition. Oil prices for the three months ended September 30, 2007 averaged $72.04 per Bbl compared with $68.43 per Bbl for the three months ended September 30, 2006, and natural gas prices for the three months ended September 30, 2007 averaged $6.04 per Mcf compared with an average of $6.72 per Mcf for the three months ended September 30, 2006.

Due to fluctuations in the commodity market, gain on derivatives, net was $0.9 million for the three months ended September 30, 2007 compared with $1.3 million for the three months ended September 30, 2006. Our predecessors accounted for their derivatives as cash flow hedges in accordance with SFAS No. 133 and, as a result, the changes in fair value of the derivatives were reported in AOCI and reclassified to net income in the periods in which the contracts were settled. Effective October 1, 2006, we elected not to designate our derivatives as hedges for accounting purposes in accordance with SFAS No. 133. The amount in AOCI at October 1, 2006 related to derivatives that previously were designated and accounted for as cash flow hedges continues to be deferred until the underlying production is produced and sold, at which time the amounts are reclassified from AOCI and reflected as a component of revenues. Changes in the fair value of derivatives that existed at October 1, 2006 and any derivatives entered into thereafter are no longer deferred in AOCI, but rather are recorded immediately to net income as “Gain on mark-to-market derivatives, net”.

Transportation and marketing-related revenues for the three months ended September 30, 2007 increased $0.8 million, or 55%, compared with the three months ended September 30, 2006 primarily due to $1.1 million in transportation and marketing-related revenues from the Monroe acquisition partially offset by lower prices for natural gas transported through our gathering systems.

Lease operating expenses for the three months ended September 30, 2007 increased $5.2 million, or 234%, compared with the three months ended September 30, 2006 as a result of $6.1 million in lease operating expenses for the oil and natural gas properties that we acquired in the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition, which includes $1.3 million of payments made to third parties for natural gas liquids processing and natural gas gathering services related to production from the assets acquired in the Anadarko acquisition, partially offset by a decrease in lease operating expenses related to the oil and natural gas properties that we did not acquire from CGAS Exploration. Lease operating expenses per Mcfe produced were $1.97 in the three months ended September 30, 2007 compared with $1.50 in the three months ended September 30, 2006.

The cost of purchased natural gas for the three months ended September 30, 2007 increased by $0.7 million, or 60%, compared with the three months ended September 30, 2006 primarily due to $1.0 million in transportation and marketing-related revenues from the Monroe acquisition partially offset by lower prices for natural gas.

Production taxes for the three months ended September 30, 2007 totaled $0.8 million, or $0.22 per Mcfe, compared with $0.1 million, or $0.04 per Mcfe, for the three months ended September 30, 2006. The increase was primarily the result of higher production taxes associated with the oil and natural gas properties that we acquired in the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition.

Depreciation, depletion and amortization for the three months ended September 30, 2007 totaled $6.2 million, or $1.66 per Mcfe, compared with $2.0 million, or $1.38 per Mcfe, for the three months ended September 30, 2006. The increase was primarily due to an increase in depreciable property from the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition and an increase in the basis of the depreciable property that we acquired from CGAS Exploration.

General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to EnerVest, professional fees and other costs not directly associated with field operations. General and administrative expenses for the three months ended September 30, 2007 totaled $2.6 million, an increase of $2.0 million, or 332%, compared with the three months ended September 30, 2006. General and administrative expenses were $0.70 per Mcfe in the three months ended September 30, 2007 compared with $0.41 per Mcfe in the three months ended September 30, 2006. These increases are primarily the result of (i) $0.9 million of fees paid to EnerVest under an omnibus agreement, (ii) $0.8 million of payroll expenses for EV Management employees and (iii) an overall increase in costs related to being a public partnership.

Interest expense for the three months ended September 30, 2007 totaled $1.6 million, an increase of $1.4 million, or 752%, compared with the three months ended September 30, 2006 primarily as a result of an increase in our long-term debt.

As a result of the change in how we account for derivatives, gain on mark-to-market derivatives, net for the three months ended September 30, 2007 included $4.2 million of realized gains and $0.8 million of unrealized gains on the mark-to-market of derivatives.

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

Oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2007 totaled $54.2 million, an increase of 58% compared with the nine months ended September 30, 2006. This increase was primarily the result of a $22.5 million increase in oil, natural gas and natural gas liquids revenues as a result of increased natural gas and natural gas liquids production and a $0.2 million increase in oil, natural gas and natural gas liquids revenues as a result of increased oil prices partially offset by a $2.9 million decrease in oil, natural gas and natural gas liquids revenues as a result of lower prices for natural gas. Oil, natural gas and natural gas liquids production for the nine months ended September 30, 2007 increased 2%, 100% and 87%, respectively, compared with the nine months ended September 30, 2006 primarily due to increased production from the oil and natural gas properties that we acquired in the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition. Oil prices for the nine months ended September 30, 2007 averaged $65.99 per Bbl compared with $64.38 per Bbl for the nine months ended September 30, 2006, and natural gas prices for the nine months ended September 30, 2007 averaged $6.71 per Mcf compared with an average of $7.60 per Mcf for the nine months ended September 30, 2006.

Due to fluctuations in the commodity market, gain on derivatives, net was $2.6 million for the nine months ended September 30, 2007 compared with $1.3 million for the nine months ended September 30, 2006.

Transportation and marketing-related revenues for the nine months ended September 30, 2007 increased $3.4 million, or 76%, compared with the nine months ended September 30, 2006 primarily due to $4.7 million in transportation and marketing-related revenues from the Monroe acquisition partially offset by lower prices for natural gas transported through our gathering systems.

Lease operating expenses for the nine months ended September 30, 2007 increased $7.8 million, or 128%, compared with the nine months ended September 30, 2006 as a result of $9.9 million in lease operating expenses for the oil and natural gas properties that we acquired in the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition, which includes $1.3 million of payments made to third parties for natural gas liquids processing and natural gas gathering services related to production from the assets acquired in the Anadarko acquisition, partially offset by a decrease in lease operating expenses related to the oil and natural gas properties that we did not acquire from CGAS Exploration. Lease operating expenses per Mcfe produced were $1.87 in the nine months ended September 30, 2007 compared with $1.46 in the nine months ended September 30, 2006.

The cost of purchased natural gas for the nine months ended September 30, 2007 increased by $2.9 million, or 75%, compared with the nine months ended September 30, 2006 primarily due to $3.5 million in transportation and marketing-related revenues from the Monroe acquisition partially offset by lower prices for natural gas.

Production taxes for the nine months ended September 30, 2007 totaled $1.7 million, or $0.22 per Mcfe, compared with $0.2 million, or $0.04 per Mcfe, for the nine months ended September 30, 2006. The increase was primarily the result of higher production taxes associated with the oil and natural gas properties that we acquired in the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition.

Depreciation, depletion and amortization for the nine months ended September 30, 2007 totaled $11.8 million, or $1.58 per Mcfe, compared with $4.4 million, or $1.06 per Mcfe, for the nine months ended September 30, 2006. The increase was primarily due to an increase in depreciable property from the Five States acquisition, the Michigan acquisition, the Monroe acquisition and the Anadarko acquisition and an increase in the basis of the depreciable property that we acquired from CGAS Exploration.

General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to EnerVest, professional fees and other costs not directly associated with field operations. General and administrative expenses for the nine months ended September 30, 2007 totaled $6.4 million, an increase of $4.9 million, or 327%, compared with the nine months ended September 30, 2006. General and administrative expenses were $0.85 per Mcfe in the nine months ended September 30, 2007 compared with $0.36 per Mcfe in the nine months ended September 30, 2006. These increases are primarily the result of (i) $1.9 million of fees paid to EnerVest under an omnibus agreement, (ii) $2.1 million of payroll expenses for EV Management employees and (iii) an overall increase in costs related to being a public partnership.

Interest expense for the three months ended September 30, 2007 totaled $3.9 million, an increase of $3.4 million, or 587%, compared with the three months ended September 30, 2006 primarily as a result of an increase in our long-term debt.

As a result of the change in how we account for derivatives, gain on mark-to-market derivatives, net for the nine months ended September 30, 2007 included $8.2 million of realized gains and $5.2 million of unrealized losses on the mark-to-market of derivatives.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity and capital have been issuances of equity securities, borrowings under our credit facility and cash flows from operations. Our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our partners and working capital needs. At September 30, 2007, we had working capital of $34.0 million. For 2007, we believe that cash on hand, the sale of common units in February 2007 and June 2007, net cash flows generated from operations and borrowings under our credit facility will be adequate to fund our capital budget and satisfy our short-term liquidity needs. We may also utilize various financing sources available to us, including the issuance of additional common units through public offerings or private placements, to fund our long-term liquidity needs. Our ability to complete future offerings of our common units and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Available Credit Facility

As of September 30, 2007, we had a $150.0 million senior secured credit facility that expires in September 2011. The facility contained certain covenants which, among other things, required the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of September 30, 2007, we were in compliance with all of the facility covenants.

During the nine months ended September 30, 2007, we borrowed $259.4 million to finance our acquisitions and repaid $196.4 million of our outstanding debt using proceeds from our private equity offerings in February and June 2007. At September 30, 2007, we had $91.0 million outstanding under the facility.

On October 1, 2007, we amended and restated our credit facility to reflect a maximum borrowing availability of $500.0 million, subject to a borrowing base that will initially be $275.0 million. Borrowings under the amended and restated facility may not exceed this borrowing base as determined by the lenders under the amended and restated facility based on our oil and natural gas reserves. The borrowing base is subject to redetermination semi-annually and in connection with material acquisitions or divestitures of properties.

The amended and restated facility expires in October 2012. Borrowings under the amended and restated facility are secured by a first priority lien on substantially all of the assets of EV Properties. We may use borrowings under the amended and restated facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $50.0 million of available borrowing capacity for letters of credit. The amended and restated facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the amended and restated facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0.

Borrowings under the amended and restated facility bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding.

Cash Flows

Cash flows provided (used) by type of activity were as follows for the nine months ended September 30, 2007 and 2006:

	Successor	Predecessor
Operating activities	$39,509	$20,114
Investing activities	(278,544)	(7,041)
Financing activities	260,621	(17,330)

Operating Activities

Cash flows from operating activities provided $39.5 million in the nine months ended September 30, 2007 and $20.1 million in the nine months ended September 30, 2006. The increase was primarily the result of increased net income adjusted for non-cash items.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During the nine months ended September 30, 2007, we spent $255.2 million for the acquisitions of oil and natural gas properties in Michigan, Northern Louisiana and Central and East Texas, $7.3 million for the development of oil and natural gas properties and $16.0 million for a deposit related to the Plantation acquisition. During the nine months ended September 30, 2006, our predecessors spent $6.9 million for the development of oil and natural gas properties, primarily related to development drilling on Ohio properties.

Financing Activities

During the nine months ended September 30, 2007, we received net proceeds of $219.8 million from our private equity offerings in February and June 2007. From these net proceeds, we repaid $196.4 million of borrowings outstanding under our credit facility. We borrowed $259.4 million under our credit facility to finance our acquisitions of oil and natural gas properties in Michigan, Northern Louisiana and Central and East Texas. We paid $16.2 million of distributions to holders of our common and subordinated units. In addition, we recorded deemed distributions of $5.8 million related to the difference between the purchase price allocations and the amounts paid for the Michigan acquisition and the Monroe acquisition. During the nine months ended September 30, 2006, our predecessors paid $33.3 million in distributions and dividends to partners and received $16.0 million in contributions from partners.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. These statements discuss future expectations, contain projection of results of operations or of financial condition or state other “forward-looking” information.

All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Annual Report on Form 10-K for the year ended December 31, 2006. This document is available through our web site at http://www.evenergypartners.com or through the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

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

As of September 30, 2007, we had entered into derivative instruments with the following terms:

Period Covered	Index	Hedged Volume per Day	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls):
Swaps - remainder of 2007	WTI	1,491	$72.80		$	$
Swaps - 2008	WTI	1,215	72.45
Collar - 2008	WTI	125		62.00		73.95
Swaps - 2009	WTI	981	71.85
Collar - 2009	WTI	125		62.00		73.90
Swap - 2010	WTI	1,000	71.16

Natural Gas (MMBtu):
Swaps - remainder of 2007	Dominion Appalachia	3,100	10.27
Swaps - 2008	Dominion Appalachia	2,700	9.75
Swaps - remainder of 2007	NYMEX	5,500	8.52
Collar - remainder of 2007	NYMEX	2,500		7.25		9.05
Swaps - 2008	NYMEX	4,000	8.85
Collars - 2008	NYMEX	6,000		7.67		10.25
Swaps - 2009	NYMEX	4,500	8.00
Collars - 2009	NYMEX	7,000		7.79		9.50
Swaps - 2010	NYMEX	7,500	8.44
Swap - remainder of 2007	MICHCON_NB	2,000	10.26
Collar - remainder of 2007	MICHCON_NB	3,000		8.00		9.27
Swap - 2008	MICHCON_NB	2,000	8.10
Collar -2008	MICHCON_NB	2,000		8.00		9.55
Swap - 2009	MICHCON_NB	5,000	8.27
Swaps - remainder of 2007	HOUSTON SC	3,840	7.88
Swap - 2008	HOUSTON SC	3,393	8.35
Swap - 2009	HOUSTON SC	4,320	8.29
Swap - 2009	EL PASO PERMIAN	2,500	7.93

We do not designate these or future derivative agreements as hedges for accounting purposes pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the changes in the fair value of these agreements are recognized currently in earnings. At September 30, 2007, the fair value associated with these derivative agreements is a net asset of $5.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

2.2
Agreement of Sale and Purchase by and among EnerVest Monroe Limited Partnership, EnerVest Monroe Pipeline GP, L.C. and EnerVest Monroe Gathering, Ltd., as Seller, and EnerVest Production Partners, Ltd, as Buyer, dated March 7, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8-K filed with the SEC on March 14, 2007).

2.3
First Amendment to Agreement of Sale and Purchase by and among EnerVest Monroe Limited Partnership, EnerVest Monroe Pipeline GP, L.C., EnerVest Production Partners, Ltd and EVPP GP, LLC dated March 29, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on April 4, 2007).

2.4
Purchase and Sale Agreement between Anadarko E&P Company LP and Kerr-McGee Oil and Gas Onshore LP, as Seller, and EnerVest Energy Institutional Fund X-A, L.P., EnerVest Energy Institutional Fund X-WI, L.P., EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., EnerVest Management Partners, Ltd., Wachovia Investment Holdings, LLC and EV Properties, L.P. dated April 13, 2007 (Incorporated by reference from Exhibit 2.3 to EV Energy Partners, L.P.’s quarterly report on Form 10-Q filed with the SEC on August 14, 2007).

+2.5	Asset Purchase and Sale Agreement between Plantation Operating, LLC, as Seller, and EV Properties, L.P., as Buyer, dated July 17, 2007.

+2.6	First Amendment to Asset Purchase and Sale Agreement between Plantation Operating, LLC, as Seller, and EV Properties, L.P., as Buyer, dated October 1, 2007.

10.1
Purchase Agreement, dated February 27, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on February 28, 2007).

10.2
Registration Rights Agreement, dated February 27, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on February 28, 2007).

10.3
Purchase Agreement, dated June 1, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on June 4, 2007).

10.4
Registration Rights Agreement, dated June 1, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on June 4, 2007).

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

EV Energy Partners, L.P. (Registrant)

Date: November 14, 2007	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer of EV Management LLC, general partner of EV Energy GP, L.P., general partner of EV Energy Partners, L.P.

EXHIBIT INDEX

2.1
Purchase and Sale Agreement between EV Properties, L.P. and EnerVest Energy Institutional Fund IX, L.P. and EnerVest Energy Institutional Fund IX-WI, L.P. dated January 9, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on January 16, 2007).

2.2
Agreement of Sale and Purchase by and among EnerVest Monroe Limited Partnership, EnerVest Monroe Pipeline GP, L.C. and EnerVest Monroe Gathering, Ltd., as Seller, and EnerVest Production Partners, Ltd, as Buyer, dated March 7, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8-K filed with the SEC on March 14, 2007).

2.3
First Amendment to Agreement of Sale and Purchase by and among EnerVest Monroe Limited Partnership, EnerVest Monroe Pipeline GP, L.C., EnerVest Production Partners, Ltd and EVPP GP, LLC dated March 29, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on April 4, 2007).

2.4
Purchase and Sale Agreement between Anadarko E&P Company LP and Kerr-McGee Oil and Gas Onshore LP, as Seller, and EnerVest Energy Institutional Fund X-A, L.P., EnerVest Energy Institutional Fund X-WI, L.P., EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., EnerVest Management Partners, Ltd., Wachovia Investment Holdings, LLC and EV Properties, L.P. dated April 13, 2007 (Incorporated by reference from Exhibit 2.3 to EV Energy Partners, L.P.’s quarterly report on Form 10-Q filed with the SEC on August 14, 2007).

+2.5	Asset Purchase and Sale Agreement between Plantation Operating, LLC, as Seller, and EV Properties, L.P., as Buyer, dated July 17, 2007.

+2.6	First Amendment to Asset Purchase and Sale Agreement between Plantation Operating, LLC, as Seller, and EV Properties, L.P., as Buyer, dated October 1, 2007.

10.1
Purchase Agreement, dated February 27, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on February 28, 2007).

10.2
Registration Rights Agreement, dated February 27, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on February 28, 2007).

10.3
Purchase Agreement, dated June 1, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on June 4, 2007).

10.4
Registration Rights Agreement, dated June 1, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on June 4, 2007).

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer