Form 10-K
period 2007-12-31
EV Energy Partners, LP
filed 2008-03-14
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
001-33024

EV Energy Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4745690 (I.R.S. Employer Identification No.)

1001 Fannin, Suite 800, Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant’s telephone number, including area code: (713) 651-1144

Securities registered pursuant to Section 12(b) of the Act:

Common Units Representing Limited Partner Interests (Title of each class)	NASDAQ Stock Market LLC (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

The aggregate market value of the common units held by non-affiliates at June 29, 2007 based on the closing price on the NASDAQ Global Market on June 29, 2007 was $428,635,554.

As of March 3, 2008, the registrant had 11,881,939 common units outstanding.

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

Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

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

MMcf. One million cubic feet.

Natural gas liquids. The hydrocarbon liquids contained within natural gas.

Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

NYMEX. The New York Mercantile Exchange.

Oil. Crude oil and condensate.

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

Standardized measure. Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission (using prices and costs in effect as of the date of estimation) without giving effect to non-property related expenses such as certain general and administrative expenses, debt service and future federal income tax expenses or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%. Our standardized measure includes future obligations under the Texas gross margin tax, but it does not include future federal income tax expenses because we are a partnership and are not subject to federal income taxes.

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

PART I

ITEM 1. BUSINESS

References in this Annual Report on Form 10-K to “EV Energy Partners, L.P.,” “we,” “our” or “us” or like terms when used in a historical context prior to October 1, 2006 refer to the combined operations of CGAS Exploration, Inc. and EV Properties, L.P. (collectively, the “Combined Predecessor Entities”). When used in a historical context on or after October 1, 2006, the present tense or prospectively, those terms refer to EV Energy Partners, L.P. and its subsidiaries. Reference to “EnerVest” refers to EnerVest, Ltd. and its partnerships and other entities under common ownership.

Overview

We are a Delaware limited partnership formed in April 2006 by EnerVest to acquire, produce and develop oil and natural gas properties. Our general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of our general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company. Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.” Our business activities are primarily conducted through wholly-owned subsidiaries.

We operate in one reportable segment engaged in the exploration, development and production of oil and natural gas properties. At December 31, 2007, our properties were located in the Appalachian Basin (primarily in Ohio and West Virginia), Michigan, the Monroe Field in Northern Louisiana, the Austin Chalk area in Central and East Texas, the Permian Basin and the Mid-Continent areas in Oklahoma, Texas and Louisiana, and we had estimated net proved reserves of 4.5 MMBbls of oil, 250.0 Bcf of natural gas and 8.7 MMBbls of natural gas liquids, or 329.4 Bcfe, and a present value of future net cash flows discounted at 10% of $681.8 million.

Oil and natural gas reserve information is derived from our reserve report prepared by Cawley, Gillespie & Associates, Inc., our independent reserve engineers. The following table summarizes information about our oil and natural gas reserves by geographic region as of December 31, 2007:

	Estimated Net Proved Reserves
	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe	PV-10 (1) ($ in millions)

Appalachian Basin	1.1	51.9	-	58.7	$136.6
Michigan	-	58.2	-	58.2	75.7
Monroe Field (1)	-	74.8	-	74.9	96.8
Central and East Texas	0.9	34.8	6.4	43.2	155.0
Permian Basin	1.5	20.7	2.3	78.5	174.6
Mid-Continent area	1.0	9.6	-	15.9	43.1
Total	4.5	250.0	8.7	329.4	$681.8
_____________
(1)
At December 31, 2007 our standardized measure of discounted future net cash flows as calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 69, Disclosures About Oil and Gas Producing Activities, was $679.9 million. Because we are a limited partnership, we made no provision for federal income taxes in the calculation of standardized measure; however, we made a provision for future obligations under the Texas gross margin tax. The present value of future net pre-tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum (“PV-10”), is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. PV-10 is computed on the same basis as standardized measure but does not include a provision for federal income taxes or the Texas gross margin tax. PV-10 may be considered a non-GAAP financial measure under the SEC’s regulations. We believe PV-10 to be an important measure for evaluating the relative significance of our oil and natural gas properties. We further believe investors and creditors may utilize our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. However, PV-10 is not a substitute for the standardized measure. Our PV-10 measure and the standardized measure do not purport to present the fair value of our oil and natural gas and oil reserves.

The table below provides a reconciliation of PV-10 to the standardized measure at December 31, 2007 (dollars in millions):

PV-10	$681.8
Future Texas gross margin taxes, discounted at 10%	(1.9)
Standardized measure	$679.9

Developments in 2007

In 2007, we completed the following acquisitions (collectively, the “2007 acquisitions”):

•	in January, we acquired natural gas properties in Michigan (the “Michigan acquisition”) from an institutional partnership managed by EnerVest for $69.5 million, net of cash acquired;

•	in March, we acquired additional natural gas properties in the Monroe Field in Louisiana (the “Monroe acquisition”) from an institutional partnership managed by EnerVest for $95.4 million;

•	in June, we acquired oil and natural gas properties in Central and East Texas from Anadarko Petroleum Corporation (the “Anadarko acquisition”) for $93.6 million;

•
in October, we acquired oil and natural gas properties in the Permian Basin from Plantation Operating, LLC, a company sponsored by investment funds formed by EnCap Investments, L.P. (the “Plantation acquisition”) for $154.7 million; and

•	in December, we acquired oil and natural gas properties in the Appalachian Basin (the “Appalachian acquisition”) from an institutional partnership managed by EnerVest for $59.6 million.

In February 2007 and June 2007, we issued 3.9 million common units and 3.4 million common units, respectively, to institutional investors in a private placement for net proceeds of $219.7 million, including contributions of $4.4 million by our general partner to maintain its 2% interest in us. Proceeds from these issuances were primarily used to repay indebtedness outstanding under our credit facility.

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

•	maintain conservative levels of indebtedness to reduce risk and facilitate acquisition opportunities;

•	reduce exposure to commodity price risk through hedging;

•	establish an inventory of proved undeveloped reserves sufficient to mitigate production declines;

•	retain control over the operation of a substantial portion of our production; and

•	focus on controlling the costs of our operations.

Competitive Strengths

We believe that we are well positioned to achieve our primary business objective and to execute our strategies because of the following competitive strengths:

•	Drilling inventory. We have a substantial inventory of low risk, proved undeveloped drilling locations.
.
•	Long life reserves with predictable decline rates. Our properties generally have a long reserve to production index, with predictable decline rates.

•
Experienced management team.  Our management is experienced in oil and natural gas acquisitions and operations. Our executive officers average over 25 years of industry experience, and over nine years of experience acquiring and managing oil and natural gas properties for EnerVest partnerships.

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

EnerVest’s principal business is to act as general partner or manager of EnerVest partnerships, formed to acquire, explore, develop and produce oil and natural gas properties. A primary investment objective of the EnerVest partnerships is to make periodic cash distributions. EnerVest was formed in 1992, and has acquired for its own account and for the EnerVest partnerships oil and natural gas properties for a total purchase price of more than $2.1 billion. EnerVest acts as an operator of over 11,000 oil and natural gas wells in 11 states.

EnerVest and its affiliates have a significant interest in our partnership through their 71.25% ownership of our general partner, which, in turn, owns a 2% general partner interest in us and all of our incentive distribution rights. Additionally, as of March 3, 2008, EnerVest owned an aggregate of 1.1% of our outstanding common units and 85.9% of our outstanding subordinated units. At the closing of our initial public offering, we entered into the omnibus agreement with EnerVest that governs our relationship with them regarding certain reimbursement and indemnification matters.

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

Our Areas of Operation

As of December 31, 2007, our properties were located in the Appalachian Basin (primarily in Ohio and West Virginia), Michigan, the Monroe Field in Northern Louisiana, Central and East Texas, the Permian Basin and the Mid-Continent areas in Oklahoma, Texas and Louisiana.

Appalachian Basin

We acquired our Appalachian Basin properties at our formation, and we acquired additional properties in the Appalachian Basin in December 2007. Our activities are concentrated in the Ohio and West Virginia areas of the Appalachian Basin. Our Ohio area properties produce from the Clinton reservoir in 22 counties in Eastern Ohio and two counties in Western Pennsylvania. Our West Virginia area properties are located in the Balltown, Benson and Injun formations in 22 counties in North Central West Virginia and one county in Southwestern Pennsylvania. Our estimated net proved reserves as of December 31, 2007 were 58.7 Bcfe, 88% of which is natural gas. During the year ended December 31, 2007, we drilled 13 wells, all of which were successfully completed as producers. Enervest operated wells representing 90% of the estimated net proved reserves, and we own an average 79.7% working interest in 1,309 gross producing wells.

Michigan

We acquired our Michigan properties in January 2007. The properties are located in the Antrim Shale reservoir in Otsego and Montmorency counties in northern Michigan. Our estimated net proved reserves as of December 31, 2007 were 58.2 Bcfe, 100% of which is natural gas. During the year ended December 31, 2007, we drilled two wells and deepened 12 wells, all of which were successfully completed as producers. EnerVest operated wells representing 100% of the estimated net proved reserves in this area, and we have an 89.6% average working interest in 343 gross producing wells.

Monroe Field

We acquired our Monroe Field properties at our formation, and we acquired additional properties in the Monroe Field in March 2007. The properties are located in three parishes in Northeast Louisiana. Our estimated net proved reserves as of December 31, 2007 were 74.9 Bcfe, 100% of which were natural gas. During 2007, we drilled six wells, five of which were successfully completed as producers. EnerVest operated wells representing 100% of our estimated net proved reserves in this area, and we own an average 100% working interest in 3,938 gross producing wells.

Central and East Texas

We, along with certain institutional partnerships managed by EnerVest, acquired our Central and East Texas properties in June 2007. The properties are primarily located in the Austin Chalk formation in ten counties in Central and East Texas. Our portion of the estimated net proved reserves as of December 31, 2007 was 43.2 Bcfe, 48% of which is natural gas. During the year ended December 31, 2007, we drilled three wells, all of which were successfully completed as producers. EnerVest operated wells representing 85% of the estimated net proved reserves in this area, and we own an average 9.2% working interest in 1,500 gross producing wells.

Permian Basin

We acquired our Permian Basin properties in October 2007. The properties are primarily located in the Yates, Seven Rivers, Queen, Morrow, Clear Fork and Wichita Albany formations in four counties in New Mexico and Texas. Our estimated net proved reserves as of December 31, 2007 were 78.5 Bcfe, 45% of which was natural gas. During the year ended December 31, 2007, we did not drill any wells. EnerVest operated wells representing 99% of the estimated net proved reserves in this area, and we own an average 97.9% working interest in 142 gross producing wells.

Mid-Continent Area

We acquired our Mid-Continent area properties in December 2006. The properties are primarily located in six counties in Western Oklahoma, three counties in Texas and two parishes in North Louisiana. Our estimated net proved reserves as of December 31, 2007 were 15.9 Bcfe, 61% of which is natural gas. During the year ended December 31, 2007, we drilled four wells, all of which were successfully completed as producers. We do not operate any of the wells in this area, and we own an average 8% working interest in 390 gross producing wells.

Our Oil and Natural Gas Data

Our Reserves

The following table presents our estimated net proved oil and natural gas reserves and the present value of our estimated net proved reserves at December 31, 2007:

Reserve Data:
Estimated net proved reserves:
Oil (MMBbls)	4.5
Natural gas liquids (MMBbls)	8.7
Natural gas (Bcf)	250.0
Total (Bcfe)	329.4
Proved developed (Bcfe)	277.9
Proved undeveloped (Bcfe)	51.5
Proved developed reserves as a % of total proved reserves	84%
Standardized measure (in millions)	$679.9

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

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Standardized measure is the present value of estimated future net cash flows to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and estimated costs in effect as of the date of estimation) without giving effect to non-property related expenses such as certain general and administrative expenses and debt service or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%. Because we are a limited partnership which passes through our taxable income to our unitholders, we have made no provisions for federal income taxes in the calculation of standardized measure; however, we have made a provision for future obligations under the Texas gross margin tax. Standardized measure does not give effect to derivative transactions. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor, which is required by Financial Accounting Standards Board pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

Our Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2007. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have a working interest in, regardless of our percentage interest. A net well is not a physical well, but is a concept that reflects the actual total working interest we hold in all wells. We compute the number of net wells we own by totaling the percentage interests we hold in all our gross wells.

Our wells may produce both oil and natural gas. We classify a well as an oil well if the net equivalent production of oil was greater than natural gas for the well.

	Gross Wells			Net Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Appalachian Basin:
Operated	15	1,224	1,239	14	1,158	1,172
Non-operated (1)	-	70	70	-	32	32
Michigan:
Operated	-	343	343	-	307	307
Non-operated	-	-	-	-	-	-
Monroe Field:
Operated	-	3,938	3,938	-	3,938	3,938
Non-operated	-	-	-	-	-	-
Central and East Texas:
Operated	504	550	1,054	57	60	117
Non-operated	162	284	446	7	13	20
Permian Basin:
Operated	7	135	142	7	132	139
Non-operated	-	-	-	-	-	-
Mid-Continent area:
Non-operated	296	94	390	17	14	31
Total	984	6,638	7,622	102	5,654	5,756
_____________
(1)	In addition, we own small royalty interests in an additional 55 wells.

Our Developed and Undeveloped Acreage

The following table sets forth information relating to our leasehold acreage as of December 31, 2007:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Appalachian Basin	34,428	32,620	77,869	64,734
Michigan	25,323	25,149	-	-
Monroe Field (1)	6,169	6,169	172,163	147,484
Central and East Texas	842,445	97,521	33,811	2,904
Permian Basin	8,496	8,480	7,610	5,848
Mid-Continent area	18,467	5,853	254	254
Total	935,328	175,792	291,707	221,224
 _____________
(1)
There are no spacing requirements on substantially all of the wells on our Monroe Field properties; therefore, one developed acre is assigned to each productive well for which there is no spacing unit assigned.

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

The following table summarizes our approximate gross and net interest in wells completed by us during the year ended December 31, 2007 and the three months ended December 31, 2006 and by our predecessors during the nine months ended September 30, 2006 and the year ended December 31, 2005, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Successor		Predecessors (1)
	Year Ended	Three Months Ended	Nine Months Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2007	2006	2006	2005
Gross wells:
Productive	27.0	7.0	30.0	27.0
Dry	1.0	-	4.0	7.0
Total	28.0	7.0	34.0	34.0
Net wells:
Productive	20.5	7.0	20.6	15.4
Dry	1.0	-	1.0	3.2
Total	21.5	7.0	21.6	18.6
_____________
(1)
Our predecessors were EV Properties, L.P. (“EV Properties”), a limited partnership that owns oil and natural gas properties and related assets in the Monroe field in Northern Louisiana and in the Appalachian Basin in West Virginia, and CGAS Exploration, Inc. (“CGAS Exploration”), a corporation that owns oil and natural gas properties and related assets in the Appalachian Basin in Ohio. EV Properties was formed in the second quarter of 2006 by EnerVest, as general partner, and EV Investors, L.P. (“EV Investors”) and investment funds formed by EnCap Investments, L.P. (“EnCap”), as limited partners, to acquire the business of EnerVest Production Partners, Ltd., which owned oil and natural gas properties and related assets in the Monroe Field in Northern Louisiana, and EnerVest WV, L.P., which owned oil and natural gas properties and related assets in West Virginia. CGAS Exploration was engaged in exploratory drilling. We did not acquire the exploration business from CGAS Exploration, and we do not expect that our exploratory drilling operations will be material in the future.

As of December 31, 2007, we were participating in the drilling of three gross (0.3 net) wells.

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

Under the COPAS model form, direct expenses include the costs of third party services performed on our properties and well, gathering and other equipment used on our properties. In addition, direct expenses will include the allocable share of the cost of the EnerVest employees who perform services on our properties. The allocation of the cost of EnerVest employees who perform services on our properties is based on time sheets maintained by EnerVest’s employees. Direct expenses charged to the joint account will also include an amount determined by EnerVest to be the fair rental value of facilities owned by EnerVest and used in the operation of our properties.

Principal Customers and Marketing Arrangements

The market for our oil, natural gas and natural gas liquids production depends on factors beyond our control, including the extent of domestic production and imports of oil, natural gas and natural gas liquids, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil, natural gas and natural gas liquids, the marketing of competitive fuels and the effect of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our oil, natural gas and natural gas liquids production is sold to a variety of purchasers. The terms of sale under the majority of existing contracts are short-term, usually one to three months in duration. The prices received for oil, natural gas and natural gas liquids sales are generally tied to monthly or daily indices as quoted in industry publications.

In 2007, one customer accounted for 15% of our consolidated oil, natural gas and natural gas liquids revenues. In 2006, three customers accounted for 32%, 17% and 14%, respectively, of the combined oil, natural gas and natural gas liquids revenues of us and our predecessors. In 2005, one customer accounted for 34% of our predecessors’ oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

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

Seasonal Nature of Business

Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other operations in certain areas of the Appalachian Basin and Michigan. As a result, we generally perform the majority of our drilling in these areas during the summer and autumn months. In addition, the Monroe Field properties in Louisiana are subject to flooding. These seasonal anomalies can pose challenges for meeting our well drilling objectives and increase competition for equipment, supplies and personnel during the drilling season, which could lead to shortages and increase costs or delay our operations. Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as warm winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations.

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

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act (the “RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. The federal Environmental Protection Agency (the “EPA”) and individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent state requirements. We generate both hazardous and non-hazardous wastes as a routine part of our operations. Although a substantial amount of the wastes generated in our operations are regulated as non-hazardous solid wastes rather than hazardous wastes, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

We currently own, lease, or operate numerous properties that have been used for oil and natural gas exploration and production for many years. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons were not under our control. These properties and the substances disposed or released on them may be subject to RCRA and analogous state laws. In the future, we could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act (the “CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages without regard to fault or legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons, or so-called potentially responsible parties (“PRPs”) include the current and past owners or operators of a site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRPs the costs of such action. Many states have adopted comparable or more stringent state statutes.

Although CERCLA generally exempts “petroleum” from the definition of Hazardous Substance, in the course of its operations, we have generated and will generate wastes that may fall within CERCLA’s definition of Hazardous Substance and may have disposed of these wastes at disposal sites owned and operated by others. We may also be the owner or operator of sites on which Hazardous Substances have been released. To our knowledge, neither we nor our predecessors have been designated as a PRP by the EPA under CERCLA; we also do not know of any prior owners or operators of our properties that are named as PRPs related to their ownership or operation of such properties. States such as Texas have comparable statutes. In the event contamination is discovered at a site on which we are or have been an owner or operator or to which we sent Hazardous Substances, we could be liable for costs of investigation and remediation and natural resources damages.

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into waters of the United States, a term broadly defined. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Oil Pollution Act

The primary federal law for oil spill liability is the Oil Pollution Act (the “OPA”) which amends and augments oil spill provisions of CWA, imposes certain duties and liabilities on certain "responsible parties" related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. A liable "responsible party" includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge, or in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist to the liability imposed by OPA, they are limited. In the event of an oil discharge or substantial threat of discharge, the Company may be liable for costs and damages.

The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. Certain amendments to the OPA that were enacted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 bbls to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters and $35 million in federal outer continental shelf (“OCS”) waters, with higher amounts, up to $150 million based upon worst case oil-spill discharge volume calculations. We have no offshore facilities.

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous (toxic) air pollutants, might require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or require us to forego construction, modification or operation of certain air emission sources.

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

Greenhouse Gas Emissions

Recent scientific studies have suggested that manmade emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to the warming of the atmosphere, resulting in climate change. In response to such studies, the United States Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In addition, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) and possibly from stationary sources as well under certain federal Clean Air Act programs, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas where we conduct business could adversely affect our operations and the demand for hydrocarbon products generally. The impact of such future programs cannot be predicted, but we do not expect our operations to be affected any differently than other similarly situated domestic competitors.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2007 and the three months ended December 31, 2006, and our predecessors did not incur any material capital expenditures for remediation or pollution control activities for the nine months ended September 30, 2006 and the year ended December 31, 2005. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2007 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact our business activities, financial condition, results of operations and ability to pay distributions to our unitholders.

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

Since 1985, FERC has implemented regulations intended to increase competition within the natural gas industry by making natural gas transportation more accessible to natural gas buyers and sellers on an open-access, nondiscriminatory basis. FERC has announced several important transportation related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000, concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC’s pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

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

Employees

EV Management, the general partner of our general partner, has three full time employees and two executive officers who spend a significant amount of their time on our operations. At December 31, 2007, EnerVest, the sole member of EV Management, had approximately 460 full-time employees, including over 70 geologists, engineers and landmen professionals. To carry out our operations, EnerVest employs the people who will provide direct support to our operations. None of these employees are covered by collective bargaining agreements. We consider EV Management’s relationship with its employees to be good, and EnerVest considers its relationships with its employees to be good.

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

ITEM 1A. RISK FACTORS

Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. If any of the following risks were actually to occur, our business, financial condition or results of operations or cash flows could be materially adversely affected.

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units and subordinated units at the current distribution rate under our cash distribution policy.

In order to make our cash distributions at our current quarterly distribution rate of $0.60 per common and subordinated unit, we will require available cash of approximately $38.9 million per quarter based on the common units, subordinated units and phantom units outstanding as of March 3, 2008. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at this anticipated quarterly distribution rate under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of oil and natural gas we produce;

•	the prices at which we sell our oil and natural gas production;

•	our ability to acquire additional oil and natural gas properties at economically attractive prices;

•	our ability to hedge commodity prices;

•	the level of our capital expenditures;

•	the level of our operating and administrative costs; and

•	the level of our interest expense, which depends on the amount of our indebtedness and the interest payable thereon.

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

We may be unable to integrate successfully the operations of our recent or future acquisitions with our operations and we may not realize all the anticipated benefits of the recent acquisitions or any future acquisition.

Integration of our recent acquisitions with our business and operations has been a complex, time consuming and costly process. We cannot assure you that we will achieve the desired profitability from our recent acquisitions or any other acquisitions we may complete in the future. In addition, failure to assimilate future acquisitions successfully could adversely affect our financial condition and results of operations.

Our acquisitions involve numerous risks, including:

•	operating a significantly larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired business, especially if the assets acquired are in a new business segment or geographic area;

•	the risk that oil and natural gas reserves acquired may not be of the anticipated magnitude or may not be developed as anticipated;

•	the loss of significant key employees from the acquired business:

•	the diversion of management’s attention from other business concerns;

•	the failure to realize expected profitability or growth;

•	the failure to realize expected synergies and cost savings;

•	coordinating geographically disparate organizations, systems and facilities; and

•	coordinating or consolidating corporate and administrative functions.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. If we consummate any future acquisition, our capitalization and results of operation may change significantly, and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

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

Our revenue, profitability and cash flow depend upon the prices for oil and natural gas. The prices we receive for oil and natural gas production are volatile and a drop in prices can significantly affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms, all of which can affect our ability to pay distributions. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our cash flows. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil and natural gas;

•	the price and quantity of foreign imports of oil and natural gas;

•	the level of consumer product demand;

•	weather conditions;

•	the value of the U.S dollar relative to the currencies of other countries:

•	overall domestic and global economic conditions;

•
political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, conditions in South America, China and Russia, and acts of terrorism or sabotage;

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

Producing reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our decline rate may change when we drill additional wells, make acquisitions or under other circumstances. Our future cash flows and income and our ability to maintain and to increase distributions to unitholders are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations. Factors that may hinder our ability to acquire additional reserves include competition, access to capital, prevailing oil and natural gas prices and the number and attractiveness of properties for sale.

Our estimated oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.

Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves. Our estimates of our net proved reserve quantities are based upon reports of Cawley Gillespie & Associates, Inc., our independent petroleum engineers. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and these reports rely upon various assumptions, including assumptions regarding future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, our wells are characterized by low production rates per well. As a result, changes in future production costs assumptions could have a significant effect on our proved reserve quantities.

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

Our acquisition and development operations will require substantial capital expenditures, which will reduce our cash available for distribution. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our production and reserves.

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

If our revenues or the borrowing base under our credit facility decrease as a result of lower commodity prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our credit facility may restrict our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a possible decline in our reserves and production, which could lead to a decline in our oil and natural gas reserves, and could adversely affect our business, results of operation, financial conditions and ability to make distributions to you. In addition, we may lose opportunities to acquire oil and natural gas properties and businesses.

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

Our policy has been to hedge a significant portion of our near-term estimated oil and natural gas production. However, our price hedging strategy and future hedging transactions will be determined at the discretion of our general partner, which is not under an obligation to hedge a specific portion of our production. The prices at which we hedge our production in the future will be dependent upon commodities prices at the time we enter into these transactions, which may be substantially higher or lower than current oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil and natural gas prices received for our future production. Conversely, our hedging strategy may limit our ability to realize cash flows from commodity price increases. It is also possible that a substantially larger percentage of our future production will not be hedged as compared with the next few years, which would result in our oil and natural gas revenues becoming more sensitive to commodity price changes.

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

In addition, a portion of our natural gas production is processed to extract natural gas liquids at processing plants that we own or that are owned by others. If these plants were to cease operations for any reason, we would need to arrange for alternative transportation and processing facilities. These alternative facilities may not be available, which could cause us to shut-in our natural gas production, or the alternative facilities could be more expensive than the facilities we currently use.

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

Changes in interest rates could adversely impact our unit price and our ability to issue additional equity and incur debt.

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

Our ability to make distributions will depend on our ability to successfully drill and complete wells on our properties. Seasonal weather conditions and lease stipulations may adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Drilling operations in the Appalachian Basin and Michigan are adversely affected by seasonal weather conditions, primarily in the spring. Many municipalities in Appalachia impose weight restrictions on the paved roads that lead to our jobsites due to the muddy conditions caused by spring thaws. In addition, our Monroe Field properties in Louisiana are subject to flooding. This limits our access to these jobsites and our ability to service wells in these areas on a year around basis.

Risks Inherent in an Investment in Us

Sales of our common units by the selling unitholders may cause our unit price to decline.

In March and June 2007, we conducted two private placements to an aggregate of 23 investors pursuant to which we sold such investors an aggregate of 7,344,439 common units. We have registered the resale of these common units and such common units are freely tradable. Those common units constitute a majority of our outstanding common units, as we had 11,839,439 common units outstanding as of December 31, 2007.

Sales of substantial amounts of our common units in the public market, or the perception that these sales may occur, could cause the market price of our common units to decline. In addition, the sale of these units could impair our ability to raise capital through the sale of additional common units.

EnerVest controls our general partner, which has sole responsibility for conducting our business and managing our operations. EnerVest, EV Investors and EnCap, which are limited partners of our general partner, will have conflicts of interest, which may permit them to favor their own interests to your detriment.

EnerVest owns and controls our general partner and EnCap owns a 23.75% limited partnership interest in our general partner. Conflicts of interest may arise between EnerVest, EnCap and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its owners over the interests of our unitholders. These conflicts include, among others, the following situations:

•	we have acquired oil and natural gas properties from partnerships formed by EnerVest and EnCap and partnerships in which EnerVest and EnCap have an interest, and we may do so in the future;

•	neither our partnership agreement nor any other agreement requires EnerVest or EnCap to pursue a business strategy that favors us or to refer any business opportunity to us;

•	our general partner is allowed to take into account the interests of parties other than us, such as EnerVest and EnCap, in resolving conflicts of interest;

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

Pursuant to the omnibus agreement we entered into with EnerVest, our general partner and others, EnerVest will receive reimbursement for the provision of various general and administrative services for our benefit. In addition, we entered into contract operating agreements with a subsidiary of EnerVest pursuant to which the subsidiary will be the contract operator of all of the wells for which we have the right to appoint an operator. Payments for these services will be substantial and will reduce the amount of cash available for distribution to unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of March 3, 2008, our general partner, its owners and their affiliates, and EnCap own 22.5% of our aggregate outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor business management, so the removal of the general partner because of the unitholder’s dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

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

Our partnership agreement allows us to borrow to make distributions. We may make short term borrowings under our credit facility, which we refer to as working capital borrowings, to make distributions. The primary purpose of these borrowings would be to mitigate the effects of short term fluctuation in our working capital that would otherwise cause volatility in our quarter to quarter distributions.

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

Our cash distribution will be characterized as coming from either operating surplus or capital surplus. Operating surplus generally means amounts we receive from operating sources, such as sale of our oil and natural gas production, less operating expenditures, such as production costs and taxes, and less estimated maintenance capital, which are generally amounts we estimate we will need to spend in the future to maintain our production levels over the long term. Capital surplus generally means amounts we receive from non-operating sources, such as sales of properties and issuances of debt and equity securities. Cash representing capital surplus, therefore, is analogous to a return of capital. Distributions of capital surplus are made to our unitholders and our general partner in proportion to their percentage interests in us, or 98 percent to our unitholders and two percent to our general partner, and will result in a decrease in our minimum quarterly distribution and a lower threshold for distributions on the incentive distribution rights held by our general partner.

Our partnership agreement allows us to add to operating surplus up to two times the amount of our most recent minimum quarterly distribution. As a result, a portion of this amount, which is analogous to a return of capital, may be distributed to the general partner and its affiliates, as holders of incentive distribution rights, rather than to holders of common units as a return of capital.

 If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to continue to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

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

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states, including Texas, have implemented or are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are subject to a new entity level tax on the portion of our income that is generated in Texas beginning in our tax year ending December 31, 2007. Specifically, the Texas gross margin tax will be imposed at a maximum effective rate of 0.7% of our gross income that is apportioned to Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to you.

The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels will be adjusted to reflect the impact of that law on us.

An IRS contest of our federal income tax positions may adversely affect the market for our common units, and the cost of any IRS contest will reduce our cash available for distribution to our unitholders

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding our properties is contained in Item 1. Business “—Our Areas of Operation” and “—Our Oil and Natural Gas Data” contained herein.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.” At the close of business on March 3, 2008, based upon information received from our transfer agent and brokers and nominees, we had 41 common unitholders of record. This number does not include owners for whom common units may be held in “street” names.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for 2007 and 2006:

	Price Range
	High	Low	Cash Distribution per Common Unit (1)
2007:
First Quarter	$36.16	$21.52	$0.46
Second Quarter	39.85	35.41	0.50
Third Quarter	43.00	33.08	0.56
Fourth Quarter	38.52	31.10	0.60(2)

2006 (3):
Third Quarter	19.95	19.79	-
Fourth Quarter	23.81	18.89	0.40
_____________
(1)	Cash distributions are declared and paid in the following calendar quarter.

(2)	On January 29, 2008, the board of directors of EV Management declared a quarterly cash distribution for the fourth quarter of 2007 of $0.60 per unit. The distribution was paid on February 14, 2008.

(3)	Our common units began trading commencing with our initial public offering on September 27, 2006.

Cash Distributions to Unitholders

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

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. The amount of available cash generally is all cash on hand at the end of the quarter:

•	less the amount of cash reserves established by our general partner to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments or other agreements; or

•	provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

•	plus, if our general partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter including cash from working capital borrowings.

Working capital borrowings are borrowings used solely for working capital purposes or to pay distributions to unitholders.

Initially, our general partner was entitled to 2% of all quarterly distributions that we made prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate share of capital to us to maintain its 2% general partnership interest. When we issued common units in 2007, our general partner contributed to us an amount of cash necessary to maintain its 2% interest.

Our general partner also holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 25%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.46 per unit per quarter. The maximum distribution percentage of 25% includes distributions paid to our general partner on its 2% general partner interest and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution percentage of 25% does not include any distributions that our general partner may receive on common and subordinated units that it owns.

On July 25, 2007, the board of directors of EV Management declared a quarterly distribution of $0.50 per unit payable on August 14, 2007 to unitholders of record on August 6, 2007. This distribution resulted in our achieving the second target distribution level pursuant to our partnership agreement. As a result, the distribution in excess of $0.46 per unit was allocated 85% to all unitholders and 15% to our general partner.

On October 25, 2007, the board of directors of EV Management declared a quarterly distribution of $0.56 per unit payable on November 14, 2007 to unitholders of record on November 5, 2007. This distribution resulted in our achieving the third target distribution level pursuant to our partnership agreement. As a result, the distribution between $0.46 and $0.50 per unit was allocated 85% to all unitholders and 15% to our general partner, and the distribution in excess of $0.50 per unit was allocated 75% to all unitholders and 25% to our general partner. For additional information on our distributions, please see Note 11 of the Notes to Consolidated/Combined Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

Our general partner is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distributions Target Amount	Limited Partner	General Partner
Minimum quarterly distribution	$0.40	98%	2%
First target distribution	Up to $0.46	98%	2%
Second target distribution	Above $0.46, up to $0.50	85%	15%
Thereafter	Above $0.50	75%	25%

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	251,900	-	775,000
Equity compensation plans not approved by security holders	-	-	-
Total	251,900	-	775,000

For a description of our equity compensation plan, please see the discussion under Item 11 below.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial data of us and our predecessors for he periods and as of the dates indicated. The selected financial data for the year ended December 31, 2007 and three months ended and as of December 31, 2006 are derived from our audited financial statements. The selected financial data for the nine months ended and as of September 30, 2006 and for the years ended and as of December 31, 2005, 2004 and 2003 are derived from the audited financial statements of our predecessors. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

	Successor		Predecessors (1)
	Year Ended	Three Months Ended	Nine Months Ended
	December 31,	December 31,	September 30,	Year Ended December 31,
	2007 (2)	2006 (3)	2006	2005 (4)	2004	2003 (5)
Statement of Operations Data:
Revenues:
Oil, natural gas and natural gas liquids revenues	$89,422	$5,548	$34,379	$45,148	$28,336	$10,370
Gain (loss) on derivatives, net (6)	3,171	999	1,254	(7,194)	(1,890)	(242)
Transportation and marketing- related revenues	11,415	1,271	4,458	6,225	3,438	3,443
Total revenues	104,008	7,818	40,091	44,179	29,884	13,571

Operating costs and expenses:
Lease operating expenses	21,515	1,493	6,085	7,236	6,615	3,466
Cost of purchased natural gas	9,830	1,153	3,860	5,660	3,003	2,933
Production taxes	3,360	109	185	292	119	65
Exploration expenses (7)	-	-	1,061	2,539	1,281	1,338
Dry hole costs (7)	-	-	354	530	440	-
Impairment of unproved oil and natural gas properties (7)	-	-	90	2,041	1,415	-
Asset retirement obligations accretion expense	814	89	129	171	160	67
Depreciation, depletion and amortization	19,759	1,180	4,388	4,409	4,135	1,837
General and administrative expenses	10,384	2,043	1,491	1,016	1,155	1,138
Total operating costs and expenses	65,662	6,067	17,643	23,894	18,323	10,844

Operating income	38,346	1,751	22,448	20,285	11,561	2,727

Other (expense) income, net	(27,102)	1,616	(229)	(428)	12	264

Income before income taxes and equity in income (loss) of affiliates	11,244	3,367	22,219	19,857	11,573	2,991
Income taxes	(54)	-	(5,809)	(5,349)	(2,521)	(317)
Equity in income (loss) of affiliates	-	-	164	565	(621)	3
Net income	$11,190	$3,367	$16,574	$15,073	$8,431	$2,677
General partner’s interest in net income, including incentive distribution rights	$1,670	$67
Limited partners’ interest in net income	$9,520	$3,300
Net income per limited partner unit:
Common units (basic and diluted)	$0.74	$0.43
Subordinated units (basic and diluted)	$0.74	$0.43
Cash distributions per common unit	$1.92	$-

Financial Position (at end of period):
Working capital	$16,438	$12,006	$9,190	$(642)	$3,094	$(7,557)
Total assets	607,541	132,689	95,749	77,351	58,801	57,132
Long-term debt	270,000	28,000	10,350	10,500	2,850	3,050
Owners’ equity	283,030	96,253	63,240	40,910	41,215	34,756

_____________
(1)	Our predecessors’ combined financial statements include the results of EV Properties and CGAS Exploration, combined as entities under common control.

(2)
Includes the results of (i) the Michigan acquisition from January 31, 2007 (date of acquisition) to December 31, 2007, (ii) the Monroe acquisition from March 30, 2007 (date of acquisition) to December 31, 2007, (iii) the Anadarko acquisition from June 27, 2007 (date of acquisition) to December 31, 2007, (iv) the Plantation acquisition from October 1, 2007 (date of acquisition) to December 31, 2007 and (v) the Appalachia acquisition from December 21, 2007 (date of acquisition) to December 31, 2007.

(3)	Includes the results of the Five States acquisition from December 15, 2006 (date of acquisition) to December 31, 2006.

(4)	Includes the results of an acquisition by our predecessors of oil and natural gas properties in the Monroe Field in March 2005.

(5)	Includes the results of CGAS Exploration since its acquisition in August 2003.

(6)
Our predecessors accounted for their derivative instruments as cash flow hedges in accordance with SFAS No. 133. Accordingly, the changes in fair value of the derivative instruments were reported in accumulated other comprehensive income (“AOCI”) and reclassified to net income in the periods in which the contracts were settled. As of October 1, 2006, we elected not to designate our derivative instruments as hedges in accordance with SFAS No. 133. The amount in AOCI at that date related to derivative instruments that previously were designated and accounted for as cash flow hedges continue to be deferred until the underlying production is produced and sold, at which time amounts are reclassified from AOCI and reflected as a component of revenues. Changes in the fair value of derivative instruments that existed at October 1, 2006 and any derivative instruments entered into thereafter are no longer deferred in AOCI, but rather are recorded immediately to net income as “(Loss) gain on mark-to-market derivatives, net”, which in included in “Other (expense) income, net” in our consolidated statement of operations.

(7)	Exploration expenses, dry hole costs and impairment of unproved properties were incurred by CGAS Exploration with respect to properties we did not acquire.

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

Acquisitions in 2007

On January 31, 2007, we acquired natural gas properties in Michigan from certain institutional partnerships managed by EnerVest for $69.5 million, net of cash acquired. The acquisition was primarily funded with borrowings under our credit facility.

On March 30, 2007, we acquired additional natural gas properties in the Monroe Field in Louisiana from an institutional partnership managed by EnerVest for $95.4 million. The acquisition was primarily funded with borrowings under our credit facility.

On June 27, 2007, we acquired oil and natural gas properties in Central and East Texas from Anadarko Petroleum Corporation for $93.6 million. The acquisition was financed with borrowings under our credit facility and proceeds from the June 2007 private placement.

On October 1, 2007, we acquired oil and natural gas properties in the Permian Basin in New Mexico and Texas from Plantation Operating, LLC, an EnCap sponsored company, for $154.7 million, subject to customary post-closing adjustments. The acquisition was funded with borrowings under our credit facility.

On December 21, 2007, we acquired oil and natural gas properties in the Appalachian Basin from an institutional partnership managed by EnerVest for $59.6 million. The acquisition was funded with borrowing under our credit facility and cash on hand.

Issuances of Common Units in 2007

In February 2007 and June 2007, we entered into Common Unit Purchase Agreements and Registration Rights Agreements for the issuance of 3.9 million common units and 3.4 million common units, respectively, to institutional investors in private placements. We received net proceeds of $219.7 million, including contributions of $4.4 million by our general partner to maintain its 2% interest in us. Proceeds from these issuances were primarily used to repay indebtedness outstanding under our credit facility.

Our Assets

As of December 31, 2007, our properties were located in the Appalachian Basin (primarily in Ohio and West Virginia), Michigan, the Monroe Field in Northern Louisiana, Central and East Texas, the Permian Basin and the Mid-Continent areas in Oklahoma, Texas and Louisiana. Our oil and natural gas properties had estimated net proved reserves of 4.5 MMBbls of oil, 250.0 Bcf of natural gas and 8.7 MMBbls of natural gas liquids, and a standardized measure of $679.9 million.

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

Oil and natural gas prices have been, and are expected to be, volatile. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of factors beyond our control. Factors affecting the price of oil include the lack of excess productive capacity, geopolitical activities, worldwide supply disruptions, worldwide economic conditions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets. Factors affecting the price of natural gas include North American weather conditions, industrial and consumer demand for natural gas, storage levels of natural gas and the availability and accessibility of natural gas deposits in North America.

As of December 31, 2007, we are a party to derivative agreements, and we intend to enter into derivative agreements in the future to reduce the impact of oil and natural gas price volatility on our cash flows. By removing a significant portion of our price volatility on our future oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures about contingent assets and liabilities. Certain of our accounting policies involve estimates and assumptions to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur.

Our critical accounting policies are important to the portrayal of both our financial condition and results of operations and require us to make difficult, subjective or complex assumptions or estimates about matters that are uncertain. We would report different amounts in our consolidated financial statements, which could be material, if we used different assumptions or estimates. We believe that the following are the critical accounting policies used in the preparation of our consolidated financial statements.

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

We assess our proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas and future inflation levels. If the carrying amount of a property exceeds the sum of the estimated undiscounted future net cash flows, we recognize an impairment expense equal to the difference between the carrying value and the fair value of the property, which is estimated to be the expected present value of the future net cash flows from proved reserves. Estimated future net cash flows are based on management’s expectations for the future and include estimates of oil and natural gas reserves and future commodity prices and operating costs. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate a property impairment.

Estimates of Oil and Natural Gas Reserves

Our estimates of proved oil and natural gas reserves are based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs and workover costs, all of which may vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Our independent reserve engineers prepare our reserve estimates at the end of each year.

Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. For example, since we use the units-of-production method to amortize the costs of our oil and natural gas properties, the quantity of reserves could significantly impact our depreciation, depletion and amortization expense. Our reserves are also the basis of our supplemental oil and natural gas disclosures.

Accounting for Derivatives

We use derivatives to hedge against the variability in cash flows associated with the forecasted sale of our anticipated future oil and natural gas production. We generally hedge a substantial, but varying, portion of our anticipated oil and natural gas production for the next 12 - 48 months. We do not use derivative instruments for trading purposes. We have elected not to apply hedge accounting to our derivatives. Accordingly, we carry our derivatives at fair value on our consolidated balance sheet, with the changes in the fair value included in our consolidated statement of operations in the period in which the change occurs. Our predecessors had elected to apply hedge accounting to its derivatives, which allowed them to defer the impact of any changes in fair value of derivatives and record only realized gains and losses when the hedged volumes were produced and sold. Our results of operations would potentially have been significantly different had we elected and qualified for hedge accounting on our derivatives.

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

RESULTS OF OPERATIONS

	Successor (1)	Non-GAAP Combined (2)	Successor (1)	Predecessors
	Year Ended December 31,		Three Months Ended December 31,	Nine Months Ended September 30,	Year Ended December 31
	2007	2006	2006	2006	2005
Revenues:
Oil, natural gas and natural gas liquids revenues	$89,422	$39,927	$5,548	$34,379	$45,148
Gain (loss) on derivatives, net	3,171	2,253	999	1,254	(7,194)
Transportation and marketing-related revenues	11,415	5,729	1,271	4,458	6,225
Total revenues	104,008	47,909	7,818	40,091	44,179

Operating costs and expenses:
Lease operating expenses	21,515	7,578	1,493	6,085	7,236
Cost of purchased natural gas	9,830	5,013	1,153	3,860	5,660
Production taxes	3,360	294	109	185	292
Exploration expenses	-	1,061	-	1,061	2,539
Dry hole costs	-	354	-	354	530
Impairment of unproved oil and natural gas properties	-	90	-	90	2,041
Asset retirement obligations accretion expense	814	218	89	129	171
Depreciation, depletion and amortization	19,759	5,568	1,180	4,388	4,409
General and administrative expenses	10,384	3,534	2,043	1,491	1,016
Total operating costs and expenses	65,662	23,710	6,067	17,643	23,894

Operating income	38,346	24,199	1,751	22,448	20,285

Other (expense) income, net:
Interest expense	(8,009)	(707)	(134)	(573)	(632)
(Loss) gain on mark-to-market derivatives, net	(19,906)	1,719	1,719	-	-
Other income, net	813	375	31	344	204
Total other (expense) income, net	(27,102)	1,387	1,616	(229)	(428)

Income before income taxes and equity in income of affiliates	$11,244	$25,586	$3,367	$22,219	$19,857

Production data:
Oil (MBbls)	225	165	18	147	174
Natural gas liquids (MBbls)	199	-	-	-	-
Natural gas (MMcf)	9,254	3,900	625	3,275	3,901
Net production (MMcfe)	11,798	4,893	734	4,159	4,947
Average sales price per unit:
Oil (Bbl)	$74.42	$63.54	$56.65	$64.38	$53.70
Natural gas liquids (Bbl)	54.18	-	-	-	-
Natural gas (Mcf)	6.69	7.54	7.24	7.60	9.17
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.82	$1.55	$2.04	$1.46	$1.46
Production taxes	0.28	0.06	0.15	0.04	0.06
Total	2.10	1.61	2.19	1.50	1.52
Depreciation, depletion and amortization	1.67	1.14	1.61	1.06	0.89
General and administrative expenses	0.88	0.72	2.78	0.36	0.21
__________
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

(2)
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

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

Oil, natural gas and natural gas liquids revenues for 2007 totaled $89.4 million, an increase of $49.5 million compared with 2006. This increase was primarily the result of an increase of $67.6 million related to the oil and natural gas properties that we acquired in the December 2006 acquisition of oil and natural gas properties in the Mid-Continent area in Louisiana, Texas and Oklahoma (the “Five States acquisition”) and the 2007 acquisitions offset by a decrease of $18.3 million related to the oil and natural gas properties that we did not acquire from CGAS Exploration.

Due to fluctuations in the commodity market, gain (loss) on derivatives, net was $3.2 million for 2007 compared with $2.3 million for 2006. Our predecessors accounted for their derivatives as cash flow hedges in accordance with SFAS No. 133 and, as a result, the changes in fair value of the derivatives were reported in AOCI and reclassified to net income in the periods in which the contracts were settled. Effective October 1, 2006, we elected not to designate our derivatives as hedges for accounting purposes in accordance with SFAS No. 133. The amount in AOCI at October 1, 2006 related to derivatives that previously were designated and accounted for as cash flow hedges continues to be deferred until the underlying production is produced and sold, at which time the amounts are reclassified from AOCI and reflected as a component of revenues. Changes in the fair value of derivatives that existed at October 1, 2006 and any derivatives entered into thereafter are no longer deferred in AOCI, but rather are recorded immediately to net income as “(Loss) gain on mark-to-market derivatives, net”.

Transportation and marketing-related revenues for 2007 increased $5.7 million compared with 2006 primarily due to $7.3 million in transportation and marketing-related revenues from the Monroe acquisition partially offset by lower volumes of natural gas transported through our gathering systems due to the permanent shut-down of a compressor in the Monroe Field in May 2007.

Lease operating expenses for 2007 increased $13.9 million compared with 2006 as the result of (i) an increase of $16.5 million related to the oil and natural gas properties that we acquired in the Five States acquisition and the 2007 acquisitions; (ii) a decrease of $1.8 million related to the oil and natural gas properties that we did not acquire from CGAS Exploration; and (iii) a decrease of $0.8 million related to the oil and natural gas properties that we acquired at our formation. Lease operating expenses per Mcfe were $1.82 in 2007 compared with $1.55 in 2006. This increase is primarily the result of the Five States acquisition and the 2007 acquisitions having lease operating expenses of $1.83 per Mcfe.

The cost of purchased natural gas for 2007 increased $4.8 million compared with 2006 primarily due to (i) an increase of $5.5 million in costs from the Monroe acquisition; (ii) a decrease of $0.4 million related to a decrease in prices for purchased natural gas; and (iii) a decrease of $0.3 million related to a 8% decrease in the volume of purchased natural gas.

Production taxes for 2007 increased $3.1 million compared with 2006 primarily as the result of $3.1 million of production taxes associated with the oil and natural gas properties that we acquired in the Five States acquisition and the 2007 acquisitions. Production taxes for 2006 were $0.28 per Mcfe compared with $0.06 per Mcfe for 2006. This increase is primarily the result of the Five States acquisition and the 2007 acquisitions having production taxes of $0.34 per Mcfe.

Depreciation, depletion and amortization increased $13.7 million compared with 2006 primarily due to (i) an increase of $15.4 million related to the oil and natural gas properties that we acquired in the Five States acquisition and the 2007 acquisitions; (ii) a decrease of $2.6 million related to the oil and natural gas properties that we did not acquire from CGAS Exploration and (iii) an increase of $1.4 million related to the oil and natural gas properties that we acquired at our formation. Depreciation, depletion and amortization for 2007 was $1.67 per Mcfe compared with $1.14 per Mcfe for 2006. This increase is primarily due to the oil and natural gas properties that we acquired in the Five States and 2007 acquisitions having a depreciation, depletion and amortization rate of $1.71 per Mcfe.

General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to EnerVest, professional fees and other costs not directly associated with field operations. General and administrative expenses for 2007 totaled $10.4 million, an increase of $6.8 million compared with 2006. General and administrative expenses were $0.88 per Mcfe in 2007 compared with $0.72 per Mcfe in 2006. These increases are primarily the result of (i) $2.8 million of fees paid to EnerVest under the omnibus agreement, (ii) $2.5 million of compensation cost, including $1.5 million of compensation cost related to our phantom units, (iii) $0.3 million related to a write-off of spare parts inventory and other items associated with the acquisition of the CGAS Exploration assets, (iv) costs incurred to meet the reporting requirements of the Sarbanes-Oxley Act and (v) an overall increase in costs related to being a public partnership.

Interest expense for 2007 totaled $8.0 million, an increase of $7.3 million, or 1,033%, compared with 2006 primarily as a result of an increase in our long-term debt utilized to fund a portion of the 2007 acquisitions.

As a result of the change in how we account for derivatives, (loss) gain on mark-to-market derivatives, net for 2007 included $9.0 million of realized gains and $28.9 million of unrealized losses on the mark-to-market of derivatives.

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

Oil, natural gas and natural gas liquids revenues for 2006 totaled $39.9 million, a decrease of 12% compared with 2005. Approximately 89%, or $4.6 million, of this decrease was attributable to decreased natural gas prices partially offset by increased oil prices. Natural gas prices for 2006 averaged $7.54 per Mcf compared with an average of $9.17 per Mcf for 2005, and oil prices for 2006 averaged $63.54 per Bbl compared with an average of $53.70 per Bbl for 2005. The remainder of the decrease was primarily due to lower production in the Appalachian Basin as a result of the oil and natural gas properties that we did not acquire from CGAS Exploration offset by increased production from our Monroe Field properties and production from the oil and natural gas properties that we acquired in the Five States acquisition on December 15, 2006.

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

General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to EnerVest, professional fees and other costs not directly associated with field operations. General and administrative expenses for 2006 totaled $3.5 million, an increase of $2.6 million, or 288%, compared with 2005. General and administrative expenses were $0.72 per Mcfe in 2006 compared with $0.21 per Mcfe in 2005. These increases are primarily the result of (i) $0.3 million of fees paid to EnerVest under the omnibus agreement, (ii) $1.1 million of audit and tax fees related to the audit of our December 31, 2006 financials and the preparation of our 2006 tax returns, (iii) $0.5 million of payroll expenses for EV Management employees and (iv) an overall increase in costs related to being a public partnership.

As a result of the change in how we account for derivatives, (loss) gain on mark-to-market derivatives, net for 2006 included $1.8 million of realized gains and $0.1 million of unrealized losses on the mark-to-market of derivatives.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity and capital have been issuances of equity securities, borrowings under our credit facility and cash flows from operations. Our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our partners and working capital needs. For 2008, we believe that cash on hand, net cash flows generated from operations and borrowings under our credit facility will be adequate to fund our capital budget and satisfy our short-term liquidity needs. We may also utilize various financing sources available to us, including the issuance of additional common units through public offerings or private placements, to fund our long-term liquidity needs. Our ability to complete future offerings of our common units and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Available Credit Facility

We have a $500.0 million senior secured credit facility that expires in October 2012. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $50.0 million of available borrowing capacity for letters of credit. The facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of December 31, 2007, we were in compliance with all of the facility covenants.

Borrowings under the facility will bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding. The amount of borrowings that we may have outstanding under the facility is subject to a borrowing base calculation which is calculated semi-annually, once per calendar year at our request or at the request of the lenders, with one additional calculation that may be made at our request during each calendar year, and in connection with material acquisitions of properties. The current borrowing base under the facility is $275.0 million.

During 2007, we borrowed $438.4 million to finance our acquisitions and repaid $196.4 million of our outstanding debt using proceeds from our private equity offerings in February and June 2007. At December 31, 2007, we had $270.0 million outstanding under the facility.

Cash Flows

Cash flows provided (used) by type of activity were as follows for the years ended December 31, 2006, 2005 and 2004:

	Successor		Predecessors
	Year Ended December 31,	Three Months Ended December 31,	Nine Months Ended September 30,	Year Ended December 31,
	2007	2006	2006	2005
Operating activities	$56,114	$2,863	$20,114	$27,979
Investing activities	(467,056)	(70,688)	(7,041)	(17,797)
Financing activities	419,287	69,700	(17,330)	(4,695)

Operating Activities

Cash flows from operating activities provided $56.1 million in the year ended December 31, 2007. Cash flows from operating activities provided $2.9 million in the three months ended December 31, 2006 and $20.1 million in the nine months ended September 30, 2006. Cash flows from operating activities provided $28.0 million in 2005.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During the year ended December 31, 2007, we spent $456.5 million for the 2007 acquisitions and $10.5 million for the development of oil and natural gas properties. During the three months ended December 31, 2006, we spent $69.6 million for the acquisition of our predecessors and for the Five States acquisition and $1.2 million for the development of oil and natural gas properties, primarily related to development drilling on our Appalachian Basin properties. During the nine months ended September 30, 2006, our predecessors spent $6.9 million for the development of oil and natural gas properties, primarily related to development drilling on the Ohio properties. During 2005, our predecessors spent $11.2 million for the acquisition of oil and natural gas properties, which included $10.7 million related to the acquisition of oil and natural gas properties in the Monroe Field in Northern Louisiana, and spent $5.6 million for the development of oil and natural gas properties, primarily related to development drilling on the Ohio properties.

Financing Activities

During the year ended December 31, 2007, we received net proceeds of $219.7 million from our private equity offerings in February and June 2007. From these net proceeds, we repaid $196.4 million of borrowings outstanding under our credit facility. We borrowed $438.4 million under our credit facility to finance our 2007 acquisitions. We paid $25.1 million of distributions to holders of our common and subordinated units. In addition, as we acquired oil and natural gas properties in the Michigan acquisition, the Monroe acquisition and the Appalachia acquisition from institutional partnerships managed by EnerVest, we carried over the historical costs related to EnerVest’s interests and applied purchase accounting to the remaining interests and recorded deemed distributions of $16.2 million related to the difference between the purchase price allocations and the amounts paid for the Michigan acquisition, the Monroe acquisition and the Appalachia acquisition.

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

Cash Requirements

We currently expect 2008 spending for the development of our oil and natural gas properties to be between $31.8 million and $35.8 million. In 2008, we currently expect to make distributions of approximately $38.9 million to our unitholders based on our current quarterly distribution rate of $0.60 per common unit, subordinated unit and phantom unit outstanding.

We are actively engaged in the acquisition of oil and natural gas properties. We expect to continue to acquire oil and natural gas properties during 2008. We plan to finance the acquisitions with borrowings under our credit facility and issuances of equity and debt securities.

Contractual Obligations

In the table below, we set forth our contractual cash obligations as of December 31, 2007. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. Amounts in the table represent obligations where both the timing and amount of payment streams are known.

	Payments Due by Period (amounts in thousands)
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Total debt	$270,000	$-	$-	$270,000	$-
Estimated interest payments (1)	91,827	19,332	38,664	33,831	-
Purchase obligation (2)	4,920	4,920	-	-	-
Other long-term liabilities (3)	19,595	131	1,644	663	17,157
Total	$386,342	$24,383	$40,308	$304,494	$17,157

_____________
(1)	Amounts represent the expected cash payments for interest based on the debt outstanding and the weighted average interest rate of 7.16% as of December 31, 2007.

(2)
Amounts represent payments to be made under our omnibus agreement with EnerVest. This amount will increase or decrease as we purchase or divest assets. While these payments will continue for periods subsequent to December 31, 2008, no amounts are shown as they cannot be quantified.

(3)	Amounts represent estimated asset retirement obligations.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. We adopted SFAS No. 157 on January 1, 2008 for our financial assets and financial liabilities, and the adoption did not have a material impact on our consolidated financial statements. We will adopt SFAS No. 157 on January 1, 2009 for our nonfinancial assets and nonfinancial liabilities, and we have not yet determined the impact, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. At the present time, we do not expect to apply the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions and will change the accounting treatment for certain specific items, including:

•	acquisition costs will generally be expensed as incurred;

•	noncontrolling interests will be valued at fair value at the date of acquisition; and

•	liabilities related to contingent consideration will be recorded at fair value at the date of acquisition and subsequently remeasured each subsequent reporting period.

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) on January 1, 2009, and we have not yet determined the impact, if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 on January 1, 2009, and we have not yet determined the impact, if any, on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “forward-looking statement”). These forward-looking statements relate to, among other things, the following:

•	our future financial and operating performance and results;

•	our business strategy;

•	our estimated net proved reserves and standardized measure;

•	market prices;

•	our future derivative activities; and

•	our plans and forecasts.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. These statements discuss future expectations, contain projection of results of operations or of financial condition or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Form 10-K including, but not limited to:

•	fluctuations in prices of oil and natural gas;

•	future capital requirements and availability of financing;

•	uncertainty inherent in estimating our reserves;

•	risks associated with drilling and operating wells;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flows and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	marketing of oil and natural gas;

•	developments in oil and natural gas producing countries;

•	competition;

•	general economic conditions;

•	governmental regulations;

•	receipt of amounts owed to us by purchasers of our production and counterparties to our derivative financial instrument contracts;

•	hedging decisions, including whether or not to enter into derivative financial instruments;

•	events similar to those of September 11, 2001;

•	actions of third party co-owners of interest in properties in which we also own an interest;

•	fluctuations in interest rates and the value of the U.S. dollar in international currency markets; and

•	our ability to effectively integrate companies and properties that we acquire.

All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Item 1A.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil and natural gas. Declines in oil or natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. A decline in oil and/or natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flows, results of operations and access to capital. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial statements that arise in the normal course of business. We may enter into derivative financial instrument transactions to manage or reduce market risk, but do not enter into derivative financial instrument transactions for speculative purposes.

Commodity Price Risk

Our major market risk exposure is to oil, natural gas and natural gas liquids prices which have historically been volatile. As such, future earnings are subject to change due to changes in these prices. Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot prices for natural gas production. We have used, and expect to continue to use, energy financial instruments to reduce our risk of changes in the prices of oil and natural gas. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with pre-existing or anticipated sales of oil and natural gas.

As of December 31, 2007, we had entered into swap agreements for oil and natural gas with the following terms:

Period Covered	Index	Hedged Volume per Day	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Oil (Bbls):
Swaps - 2008	WTI	1,215	$72.45	$		$
Collar - 2008	WTI	125			62.00		73.95
Swaps - 2009	WTI	981	71.85
Collar - 2009	WTI	125			62.00		73.90
Swaps - 2010	WTI	1,000	71.16

Natural Gas (MMBtu):
Swaps - 2008	Dominion Appalachia	6,500	9.07
Swaps - 2009	Dominion Appalachia	4,400	8.79
Swaps - 2010	Dominion Appalachia	5,600	8.65
Swaps - 2008	NYMEX	4,000	8.85
Collars - 2008	NYMEX	6,000			7.67		10.25
Swaps - 2009	NYMEX	4,500	8.00
Collars - 2009	NYMEX	7,000			7.79		9.50
Swaps - 2010	NYMEX	7,500	8.44
Collar - 2010	NYMEX	1,500			7.50		10.00
Swap - 2011	NYMEX	5,000	8.47
Swaps - 2008	MICHCON_NB	3,500	8.16
Collar -2008	MICHCON_NB	2,000			8.00		9.55
Swaps - 2009	MICHCON_NB	5,000	8.27
Swap - 2010	MICHCON_NB	5,000	8.34
Swaps - 2008	HOUSTON SC	5,393	8.17
Swaps - 2009	HOUSTON SC	4,320	8.29
Collar - 2010	HOUSTON SC	3,500			7.25		9.55
Swap - 2008	EL PASO PERMIAN	3,000	7.23
Swap - 2009	EL PASO PERMIAN	2,500	7.93
Swap - 2010	EL PASO PERMIAN	2,500	7.68

We do not designate these or future derivative agreements as hedges for accounting purposes pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the changes in the fair value of these agreements are recognized currently in earnings. At December 31, 2007, the fair value associated with these derivative agreements is a net liability of $18.5 million.

Interest Rate Risk

The following tables set forth the required cash payments for our long-term debt and the related weighted average effective interest rate as of December 31 2007 and 2006:

	As of December 31, 2007
	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Long-term debt:
Variable					$270,000		$270,000	$270,000
Average interest rate					7.16%		7.16%

A 1% change in interest rates would result in an estimated $27.0 million change in interest expense.

	As of December 31, 2006
	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term debt:
Variable					$28,000		$28,000	$28,000
Average interest rate					6.98%		6.98%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our Management and Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that EV Energy Partners, L.P.’s internal control over financial reporting was effective as of December 31, 2007. Management excluded the acquisitions of oil and natural gas properties from Anadarko Petroleum Corporation and Plantation Operating, LLC. Due to transition services provided by the sellers under the terms of the acquisition agreements, integration of these acquisitions did not begin until the third and fourth quarter, respectively. These acquisitions represent approximately $258.7 million, or 43%, $30.8 million, or 30%, and $16.4 million, or 25% of our total assets, revenues, and operating expenses, respectively, as of and for the year ended December 31, 2007.

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, the Report on Internal Control Over Financial Reporting has been signed below by the following persons on our behalf and in the capacities indicated below.

/s/ JOHN B. WALKER	/s/ MICHAEL E. MERCER
John B. Walker	Michael E. Mercer
Chief Executive Officer of EV Management, LLC,	Chief Financial Officer of EV Management, LLC,
general partner of EV Energy, GP, L.P.,	general partner of EV Energy GP, L.P.,
general partner of EV Energy Partners, L.P.	general partner of EV Energy Partners, L.P.

Houston, TX
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of EV Management, LLC
and Unitholders of EV Energy Partners, L.P. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of EV Energy Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in owners’ equity of the Partnership for the year ended December 31, 2007 and three months ended December 31, 2006, and combined statements of operations, cash flows, and changes in owners’ equity of the Combined Predecessor Entities (the “Entities”) for the nine months ended September 30, 2006, and for the year ended December 31, 2005. We also have audited the Partnership's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting for the acquisitions of oil and natural gas properties from Anadarko Petroleum Corporation and Plantation Operating, LLC. Due to transition services provided by the sellers under the terms of the acquisition agreements, integration of these acquisitions did not begin until the third and fourth quarter, respectively. These acquisitions represent approximately $258.7 million, or 43%, $30.8 million, or 30%, and $16.4 million, or 25% of the Partnership’s total assets, revenues, and operating expenses, respectively, as of and for the year ended December 31, 2007.  Accordingly, our audit did not include the internal control over financial reporting for the acquisitions of oil and natural gas properties from Anadarko Petroleum Corporation and Plantation Operating, LLC.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and three months ended December 31, 2006, and combined statements of operations and their cash flows of the Entities for the nine months ended September 30, 2006, and for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Houston, TX
March 13, 2008

EV Energy Partners, L.P.
Consolidated Balance Sheets
(In thousands, except number of units)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$10,220	$1,875
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	18,658	4,608
Related party	3,656	1,996
Other	15	56
Derivative asset	1,762	5,929
Prepaid expenses and other current assets	594	790
Total current assets	34,905	15,254

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; December 31, 2007, $30,724; December 31, 2006, $4,092	570,398	114,401
Other property, net of accumulated depreciation and amortization; December 31, 2007, $239; December 31, 2006, $195	225	283
Long-term derivative asset	-	2,286
Other assets	2,013	465
Total assets	$607,541	$132,689

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,113	$3,248
Deferred revenues	1,122	-
Derivative liability	5,232	-
Total current liabilities	18,467	3,248

Asset retirement obligations	19,463	5,188
Long-term debt	270,000	28,000
Share-based compensation liability	1,507	-
Long-term derivative liability	15,074	-

Commitments and contingencies

Owners’ equity:
Common unitholders - 11,839,439 units and 4,495,000 units issued and outstanding as of December 31, 2007 and 2006	282,676	77,701
Subordinated unitholders - 3,100,000 units issued and outstanding as of December 31, 2007 and 2006	(5,488)	10,830
General partner interest	4,245	3,379
Accumulated other comprehensive income	1,597	4,343
Total owners’ equity	283,030	96,253
Total liabilities and owners’ equity	$607,541	$132,689

See accompanying notes to consolidated/combined financial statements.

EV Energy Partners, L.P.
Statements of Operations
(In thousands, except per unit data)

	Successor		Predecessors
	Year Ended	Three Months Ended	Nine Months Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2007	2006	2006	2005
	(Consolidated)		(Combined)
Revenues:
Oil, natural gas and natural gas liquids revenues	$89,422	$5,548	$34,379	$45,148
Gain (loss) on derivatives, net	3,171	999	1,254	(7,194)
Transportation and marketing-related revenues	11,415	1,271	4,458	6,225
Total revenues	104,008	7,818	40,091	44,179

Operating costs and expenses:
Lease operating expenses	21,515	1,493	6,085	7,236
Cost of purchased natural gas	9,830	1,153	3,860	5,660
Production taxes	3,360	109	185	292
Exploration expenses	-	-	1,061	2,539
Dry hole costs	-	-	354	530
Impairment of unproved oil and natural gas properties	-	-	90	2,041
Asset retirement obligations accretion expense	814	89	129	171
Depreciation, depletion and amortization	19,759	1,180	4,388	4,409
General and administrative expenses	10,384	2,043	1,491	1,016
Total operating costs and expenses	65,662	6,067	17,643	23,894

Operating income	38,346	1,751	22,448	20,285

Other (expense) income, net:
Interest expense	(8,009)	(134)	(573)	(632)
(Loss) gain on mark-to-market derivatives, net	(19,906)	1,719	-	-
Other income, net	813	31	344	204
Total other (expense) income, net	(27,102)	1,616	(229)	(428)

Income before income taxes and equity in income of affiliates	11,244	3,367	22,219	19,857
Income taxes	(54)	-	(5,809)	(5,349)
Equity in income of affiliates	-	-	164	565
Net income	$11,190	$3,367	$16,574	$15,073
General partner’s interest in net income, including incentive distribution rights	$1,670	$67
Limited partners’ interest in net income	$9,520	$3,300
Net income per limited partner unit:
Common units (basic and diluted)	$0.74	$0.43
Subordinated units (basic and diluted)	$0.74	$0.43
Weighted average limited partner units outstanding:
Common units (basic and diluted))	9,815	4,495
Subordinated units (basic and diluted)	3,100	3,100

See accompanying notes to consolidated/combined financial statements.

EV Energy Partners, L.P.
Statements of Cash Flows
(In thousands)

	Successor		Predecessors
	Year Ended	Three Months Ended	Nine Months Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2007	2006	2006	2005
	(Consolidated)		(Combined)
Cash flows from operating activities:
Net income	$11,190	$3,367	$16,574	$15,073
Adjustments to reconcile net income to net cash flows provided by operating activities:
Dry hole costs	-	-	354	530
Impairment of unproved oil and natural gas properties	-	-	90	2,041
Asset retirement obligations accretion expense	814	89	129	171
Depreciation, depletion and amortization	19,759	1,180	4,388	4,409
Share-based compensation cost	1,507	-	-	-
Amortization of deferred loan costs	155	22	-	-
Unrealized loss (gain) on mark-to-market derivatives	25,713	(906)	-	-
Benefit for deferred income taxes	-	-	(540)	(211)
Equity in income of affiliates, net of distributions	-	-	94	(243)
Changes in operating assets and liabilities:
Accounts receivable	(8,926)	(2,278)	1,258	(544)
Income tax receivable	-	-	-	463
Prepaid expenses and other current assets	441	-	-	-
Accounts payable and accrued liabilities	4,627	1,536	(3,487)	2,706
Deferred revenues	1,122	-		-
Due to affiliates	-	-	(2,089)	2,966
Income taxes	-	-	2,993	1,171
Other, net	(288)	(147))	350	(553)
Net cash flows provided by operating activities	56,114	2,863	20,114	27,979

Cash flows from investing activities:
Acquisition of oil and natural gas properties, net of cash acquired	(456,513)	(69,517)	-	(11,224)
Development of oil and natural gas properties	(10,543)	(1,171)	(6,911)	(5,627)
Acquisition of other property	-	-	-	(38)
Proceeds from sale of property	-	-	-	10
Investment in equity investee	-	-	(130)	(918)
Net cash flows used in investing activities	(467,056)	(70,688)	(7,041)	(17,797)

Cash flows from financing activities:
Repayment of advances - related party	-	-	-	(1,136)
Long-term debt borrowings	438,350	28,000	-	8,650
Repayment of long-term debt borrowings	(196,350)	(10,350)	-	-
Proceeds from initial public offering	-	81,065	-	-
Proceeds from private equity offerings	220,000	-	-	-
Offering costs	(302)	(4,448)	-	-
Distribution to the Predecessors	-	(24,134)	-	-
Distributions related to acquisitions	(16,238)	-	-	-
Deferred loan costs	(1,046)	(433)	-	-
Contributions by partners	-	-	16,000	2,029
Distributions to partners and dividends paid	(25,127)	-	(33,330)	(14,238)
Net cash flows provided by (used in) financing activities	419,287	69,700	(17,330)	(4,695)

Increase (decrease) in cash and cash equivalents	8,345	1,875	(4,257)	5,487
Cash and cash equivalents - beginning of period	1,875	-	7,159	1,672
Cash and cash equivalents - end of period	$10,220	$1,875	$2,902	$7,159

See accompanying notes to consolidated/combined financial statements.

EV Energy Partners, L.P.
Statements of Changes in Owners’ Equity
(In thousands)

	Owners’ Equity Excluding Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Owners’ Equity
Predecessors (Combined):
Balance, January 1, 2005	$41,316	$(100)	$41,216
Comprehensive income:
Net income	15,073	-
Unrealized loss on derivatives	-	(8,391)
Reclassification adjustment into earnings	-	4,223
Total comprehensive income			10,905
Contributions	3,029	-	3,029
Distributions	(5,186)	-	(5,186)
Dividends	(9,054)	-	(9,054)
Balance, December 31, 2005	45,178	(4,268)	40,910
Comprehensive income:
Net income	16,574	-
Unrealized gain on derivatives	-	14,347
Reclassification adjustment into earnings	-	(408)
Total comprehensive income			30,513
Contributions	19,315	-	19,315
Distributions	(14,871)	-	(14,871)
Dividends	(12,627)	-	(12,627)
Balance, September 30, 2006	$53,569	$9,671	$63,240

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Income	Total Owners’ Equity
Successor (Consolidated):
Balance at September 30, 2006	$-	$-	$-	$-	$-
Proceeds from initial public offering, net of underwriter discount	81,065	-	-	-	81,065
Offering costs	(4,448)	-	-	-	(4,448)
Acquisition of the Predecessors	9,919	22,829	3,312	5,392	41,452
Distribution to the Predecessors	(10,788)	(13,346)	-	-	(24,134)
Comprehensive income:
Net income	1,953	1,347	67	-
Reclassification adjustment into earnings	-	-	-	(1,049)
Total comprehensive income					2,318
Balance, December 31, 2006	77,701	10,830	3,379	4,343	96,253
Proceeds from private equity offerings	215,600	-	4,400	-	220,000
Offering costs	(302)	-	-	-	(302)
Distributions in conjunction with acquisitions	(695)	(12,734)	(2,809)	-	(16,238)
Distributions	(18,226)	(5,952)	(949)	-	(25,127)
Acquisition of derivative instruments	-	-	-	425	425
Comprehensive income:
Net income	8,598	2,368	224	-
Reclassification adjustment into earnings	-	-	-	(3,171)
Total comprehensive income					8,019
Balance, December 31, 2007	$282,676	$(5,488)	$4,245	$1,597	$283,030

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

In February 2007 and June 2007, we issued 3.9 million common units and 3.4 million common units, respectively, to institutional investors in private placements for net proceeds of $219.7 million, including a $4.4 million contribution by our general partner to maintain its 2% interest in us. Proceeds from these issuances were primarily used to repay indebtedness outstanding under our credit facility.

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

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

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

As of December 31, 2007 and 2006, we did not have any reserves for doubtful accounts, and we did not incur any expense related to bad debts. We do not have any off-balance sheet credit exposure related to our customers.

Property and Depreciation

Our oil and natural gas producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Capitalized costs associated with unproved properties totaled $0.6 million and $0.2 million as of December 31, 2007 and December 31, 2006, respectively. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain non-producing leasehold costs are expensed as incurred.

The capitalized costs of our producing oil and natural gas properties are depreciated and depleted by the units-of-production method based on the ratio of current production to estimated total net proved oil and natural gas reserves as estimated by independent petroleum engineers. Proved developed reserves are used in computing unit rates for drilling and development costs and total proved reserves are used for depletion rates of leasehold and pipeline costs.

Other property is stated at cost less accumulated depreciation, which is computed using the straight-line method based on estimated economic lives ranging from three to 25 years. We expense costs for maintenance and repairs in the period incurred. Significant improvements and betterments are capitalized if they extend the useful life of the asset.

Impairment of Long-Lived Assets

We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. For the years ended December 31, 2007, 2006 and 2005, neither we nor the Predecessors recorded any impairments related to proved oil and natural gas properties.

Unproved oil and natural gas properties are assessed periodically on a property-by-property basis, and any impairment in value is recognized. For the year ended December 31, 2007 and the three months ended December 31, 2006, we recorded no impairments related to unproved oil and natural gas properties. For the nine months ended September 30, 2006 and for the year ended December 31, 2005, the Predecessors recorded $0.1 million and $2.0 million, respectively, of impairments related to unproved oil and natural gas properties.

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

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

Revenue Recognition

Oil and natural gas revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectibility of the revenue is probable. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no material gas imbalances at December 31, 2007 or 2006.

We own and operate a network of natural gas gathering systems in the Monroe field in Northern Louisiana which gather and transport owned natural gas and a small amount of third party natural gas to intrastate, interstate and local distribution pipelines. Natural gas gathering and transportation revenue is recognized when the natural gas has been delivered to a custody transfer point.

Income Taxes

We are a partnership that is not taxable for federal income tax purposes. As such, we do not directly pay federal income tax. As appropriate, our taxable income or loss is includable in the federal income tax returns of our partners. Effective January 1, 2007, the state of Texas changed its Texas franchise tax, which was based on taxable capital, to a gross margin tax. We record our obligations under this tax as “Income taxes” in our consolidated statement of operations.

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

Net Income per Limited Partner Unit

We calculate net income per limited partner unit in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-06”). The computation of net income per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the period. Basic and diluted net income per limited partner unit are determined by dividing net income, after deducting the amount allocated to the general partner interest (including its incentive distribution in excess of its 2% interest), by the weighted average number of outstanding limited partner units during the period.

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

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

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

The Predecessors accounted for their derivative financial instruments as cash flows hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Derivative financial instruments that had been designated and qualified as cash flows hedging instruments were reported at fair value. The change in fair value of the derivative financial instrument was initially reported as a component of other comprehensive income (“AOCI”). Amounts in AOCI were reclassified into net income (as a component of revenues) in the same period in which the hedged forecasted transaction affected earnings. In the event that a forecasted transaction is no longer probable of occurrence, the amount deferred in AOCI for such forecasted transaction would be reclassified into net income.

As of October 1, 2006, we elected not to designate any of our derivative financial instruments as hedging instruments as defined by SFAS No. 133. The amount in AOCI at that date related to derivatives that previously were designated and accounted for as cash flow hedges continue to be deferred until the underlying production is produced and sold, at which time the amounts are reclassified from AOCI and reflected as a component of revenues. Changes in the fair value of derivatives that existed at October 1, 2006 and any derivatives entered thereafter are no longer deferred in AOCI, but rather are recorded immediately to net income as “(Loss) gain on mark-to-market derivatives, net” in our consolidated statement of operations.

The counterparties to our derivative financial instruments are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis.

Business Segment Reporting

We operate in one reportable segment engaged in the exploration, development and production of oil and natural gas properties and all of our operations are located in the United States.

Concentration of Credit Risk

Our oil, natural gas and natural gas liquids revenues are derived principally from uncollateralized sales to numerous companies in the oil and natural gas industry; therefore, our customers may be similarly affected by changes in economic and other conditions within the industry. We have experienced no material credit losses on such sales in the past.

In 2007, one customer accounted for 15% of our consolidated oil, natural gas and natural gas liquids revenues. In 2006, three customers accounted for 32%, 17% and 14%, respectively, of the combined oil, natural gas and natural gas liquids revenues of us and our predecessors. In 2005, one customer accounted for 34% of our predecessors’ oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. We adopted SFAS No. 157 on January 1, 2008 for our financial assets and financial liabilities, and the adoption did not have a material impact on our consolidated financial statements. We will adopt SFAS No. 157 on January 1, 2009 for our nonfinancial assets and nonfinancial liabilities, and we have not yet determined the impact, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. At the present time, we do not expect to apply the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions and will change the accounting treatment for certain specific items, including:

•	acquisition costs will generally be expensed as incurred;

•	noncontrolling interests will be valued at fair value at the date of acquisition; and

•	liabilities related to contingent consideration will be recorded at fair value at the date of acquisition and subsequently remeasured each subsequent reporting period.

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) on January 1, 2009, and we have not yet determined the impact, if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 on January 1, 2009, and we have not yet determined the impact, if any, on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated/combined financial statements to conform with the current year’s presentation.

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

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

NOTE 4. SHARE-BASED COMPENSATION

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

During the year ended December 31, 2007, we issued 0.3 million phantom units, which are subject to graded vesting over a two or three year period. On satisfaction of the vesting requirement, the holders of the phantom units are entitled, at our discretion, to either common units or a cash payment equal to the current value of the units. Accordingly, the phantom units are classified as liability awards. In addition, the holders of the phantom units are entitled to quarterly cash distributions equal to the number of phantom units outstanding and the amount of the cash distribution that we pay on our common units.

We account for our share-based compensation in accordance with SFAS No. 123 - Revised 2004, Share-Based Payment (“SFAS No. 123(R)”). Since the phantom units are liability awards, the fair value of the units is remeasured at the end of each reporting period based on the current market price of our common units until settlement. Prior to settlement, compensation cost is recognized for the phantom units based on the proportionate amount of the requisite service period that has been rendered to date.

During the year ended December 31, 2007, we recognized compensation cost of $1.5 million related to our phantom units. This cost is included in “General and administrative expenses” in our consolidated statement of operations. As of December 31, 2007, there was $6.7 million of total unrecognized compensation cost related to nonvested phantom units which is expected to be recognized over a weighted average period of 2.5 years.

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

NOTE 5. ACQUISITIONS

On January 31, 2007, we acquired natural gas properties in Michigan (the “Michigan acquisition”) for $69.5 million, net of cash acquired, from certain institutional partnerships managed by EnerVest, on March 30, 2007, we acquired additional natural gas properties in the Monroe Field in Louisiana (the “Monroe acquisition”) for $95.4 million from an institutional partnership managed by EnerVest and on December 21, 2007, we acquired additional oil and natural gas properties in the Appalachian Basin (the “Appalachia acquisition”) for $59.6 million from an institutional partnership managed by EnerVest. These acquisitions were primarily financed with borrowings under our credit facility and cash on hand.

As we acquired these oil and natural gas properties from institutional partnerships managed by EnerVest, we carried over the historical costs related to EnerVest’s interests and applied purchase accounting to the remaining interests acquired. As a result, we recorded deemed distributions of $16.2 million that represent the difference between the purchase price allocations and the amounts paid for the acquisitions. We allocated these deemed distributions to the common unitholders, subordinated unitholders and the general partner interest based on EnerVest’s relative ownership interests. Accordingly, $0.7 million, $12.7 million and $2.8 million was allocated to the common unitholders, subordinated unitholders and the general partner, respectively.

On June 27, 2007, we acquired oil and natural gas properties in Central and East Texas from Anadarko Petroleum Corporation (the “Anadarko acquisition”) for $93.6 million. The acquisition was financed with borrowings under our credit facility and proceeds from the June 2007 private placement.

On October 1, 2007, we acquired oil and natural gas properties in the Permian Basin in New Mexico and Texas from Plantation Operating, LLC, an EnCap sponsored company (the “Plantation acquisition), for $154.7 million. The acquisition was funded with borrowings under our credit facility.

The estimated fair value of the assets acquired and liabilities assumed at the date of the acquisitions were as follows:

	Michigan	Monroe	Anadarko	Plantation	Appalachia
Accounts receivable	$1,183	$3,092	$-	$(727)	$3,197
Prepaid expenses and other current assets	1,942	209	-	-	-
Other assets	587	-	-	-	-
Oil and natural gas properties	62,425	97,829	97,254	156,482	49,495
Accounts payable and accrued liabilities	(472)	(629)	(335)	-	(1,016)
Asset retirement obligations	(1,098)	(5,574)	(3,357)	(1,040)	(2,510)
Accumulated other comprehensive income	(424)	-	-	-	-
Allocation of purchase price	$64,143	$94,927	$93,562	$154,715	$49,166

The following table reflects pro forma revenues, net income and net income per limited partner unit as if these acquisitions had taken place at the beginning of the periods presented. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Year Ended December 31,
	2007	2006 (1)
Revenues	$166,962	$182,736
Net income	29,049	63,209
Net income per limited partner unit:
Common units (basic and diluted)	$2.04
Subordinated units (basic and diluted)	$2.04
_____________
(1)
The results of operations for the year ended December 31, 2006 are derived from the combination of the results of operations for our predecessors for the nine months ended September 30, 2006 and our results of operations for the three months ended December 31, 2006.

On December 15, 2006, we acquired oil and natural gas properties in the Mid-Continent area in Oklahoma, Texas and Louisiana (the “Five States acquisition”) for $27.6 million. The acquisition was financed with borrowings under our credit facility. Pro forma results of operations have not been presented because the effect of this acquisition was not material to our consolidated financial statements.

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

The fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:

Accounts receivable	$1,620
Oil and natural gas properties	26,626
Accounts payable and accrued liabilities	(194)
Asset retirement obligations	(473)
Allocation of purchase price	$27,579

NOTE 6. RISK MANAGEMENT

Our business activities expose us to risks associated with changes in the market price of oil and natural gas. As such, future earnings are subject to change due to changes in these market prices. We use derivative instruments to reduce our risk of changes in the prices of oil and natural gas. As of December 31, 2007, we had entered into derivative instruments with the following terms:

Period Covered	Index	Hedged Volume per Day	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Oil (Bbls):
Swaps - 2008	WTI	1,215	$72.45	$		$
Collar - 2008	WTI	125			62.00		73.95
Swaps - 2009	WTI	981	71.85
Collar - 2009	WTI	125			62.00		73.90
Swaps - 2010	WTI	1,000	71.16

Natural Gas (MMBtu):
Swaps - 2008	Dominion Appalachia	6,500	9.07
Swaps - 2009	Dominion Appalachia	4,400	8.79
Swaps - 2010	Dominion Appalachia	5,600	8.65
Swaps - 2008	NYMEX	4,000	8.85
Collars - 2008	NYMEX	6,000			7.67		10.25
Swaps - 2009	NYMEX	4,500	8.00
Collars - 2009	NYMEX	7,000			7.79		9.50
Swaps - 2010	NYMEX	7,500	8.44
Collar - 2010	NYMEX	1,500			7.50		10.00
Swap - 2011	NYMEX	5,000	8.47
Swaps - 2008	MICHCON_NB	3,500	8.16
Collar -2008	MICHCON_NB	2,000			8.00		9.55
Swaps - 2009	MICHCON_NB	5,000	8.27
Swap - 2010	MICHCON_NB	5,000	8.34
Swaps - 2008	HOUSTON SC	5,393	8.17
Swaps - 2009	HOUSTON SC	4,320	8.29
Collar - 2010	HOUSTON SC	3,500			7.25		9.55
Swap - 2008	EL PASO PERMIAN	3,000	7.23
Swap - 2009	EL PASO PERMIAN	2,500	7.93
Swap - 2010	EL PASO PERMIAN	2,500	7.68

At December 31, 2007, the fair value associated with the derivative instruments is a net liability of $18.5 million.

As of December 31, 2007, we had AOCI of $1.6 million related to derivative instruments where we removed the hedge designation. During the year ended December 31, 2007 and three months ended December 31, 2006, we reclassified $3.2 million and $1.0 million, respectively, from AOCI to “Gain (loss) on derivatives, net,” and we anticipate that $1.6 million will be reclassified from AOCI during the year ended December 31, 2008.

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

During the year ended December 31, 2007 and three months ended December 31, 2006, we recorded net losses of $28.9 million and $0.1 million, respectively, on the change in fair value of the derivative instruments in “(Loss) gain on mark-to-market derivatives.” In addition, we recorded net realized gains of $9.0 million and $1.8 million in the year ended December 31, 2007 and the three months ended December 31, 2006, respectively, related to settlements of our derivative instruments in “(Loss) gain on mark-to-market derivatives, net.”

NOTE 7. INCOME TAXES

We are a partnership that is not taxable for federal income tax purposes. As such, we do not directly pay federal income tax. As appropriate, our taxable income or loss is includable in the federal income tax returns of our partners.

Effective January 1, 2007, the state of Texas changed its Texas franchise tax, which was based on taxable capital, to a gross margin tax. During the year ended December 31, 2007, we recorded a $0.1 million provision for income taxes relating to our obligations under this tax.

We adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  FIN 48 requires that we recognize only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority.  It also requires expanded financial statement disclosure of such positions.

In evaluating our current tax positions in order to identify any material uncertain tax positions, we developed a policy in identifying uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position.  As of December 31, 2007, we had no material uncertain tax positions.

One of the Predecessors was a corporate entity which was subject to federal and state taxation. The provision for income taxes is comprised of the following:

	Nine Months Ended September 30,	Year Ended December 31,
	2006	2005
Current	$6,348	$5,560
Deferred	(539)	(211)
Provision for income taxes	$5,809	$5,349

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income before income taxes and equity in income of affiliates for the reasons set forth below:

	Nine Months Ended September 30,	Year Ended December 31,
	2006	2005
Income before income taxes and equity in income of affiliates	$22,219	$19,857
Less: Income not subject to income taxes	(3,862)	(4,582)
Income before income taxes and equity in income of affiliates subject to income taxes	18,357	15,275
Statutory rate	35%	34%
Income tax expense at statutory rate	6,425	5,193
Reconciling items:
State income taxes, net of federal benefit	656	678
Percentage depletion in excess of basis	(1,225)	(448)
Other permanent items	(47)	(74)
Provision for income taxes	$5,809	$5,349

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

NOTE 8. ASSET RETIREMENT OBLIGATIONS

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

Predecessors:
Balance as of December 31, 2005	$2,752
Liabilities incurred	11
Accretion expense	129
Sale of assets	(60)
Balance as of September 30, 2006	$2,832

Successor:
Balance as of September 30, 2006	$-
Liabilities incurred or assumed in acquisitions	4,387
Accretion expense	89
Revisions in estimated cash flows	712
Balance as of December 31, 2006	5,188
Liabilities incurred or assumed in acquisitions	13,579
Accretion expense	814
Revisions in estimated cash flows	14
Balance as of December 31, 2007	$19,595

The current portion of our ARO is included in “Accounts payable and accrued liabilities” on our consolidated balance sheet.

NOTE 9. LONG-TERM DEBT

As of December 31, 2006, our credit facility consisted of a $150.0 million senior secured revolving credit facility that expired in September 2011. Borrowings under the facility were secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. Borrowings under the facility bore interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average interest rate of 6.98% at December 31, 2006). At December 31, 2006, we had $28.0 million outstanding under the facility.

On October 1, 2007, we amended and restated our credit facility to increase our maximum borrowing availability to $500.0 million. The amended and restated credit facility expires in October 2012. Borrowings under the amended and restated facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the amended and restated facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $50.0 million of available borrowing capacity for letters of credit. The amended and restated facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of December 31, 2007, we were in compliance with all of the covenants.

Borrowings under the amended and restated facility bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average interest rate of 7.16% at December 31, 2007). Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of December 31, 2007, the borrowing base under the facility was $275.0 million. The borrowing base is subject to redetermination semi-annually and in connection with material acquisitions or divestitures of properties. At December 31, 2007, we had $270.0 million outstanding under the amended and restated facility.

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

We expense environmental costs if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable. Neither we nor the Predecessors incurred material environmental expenses during the year ended December 31, 2007, the three months ended December 31, 2006, the nine months ended September 30, 2006 or the year ended December 31, 2005. In addition, we had no accrual for environmental liabilities as of December 31, 2007 or 2006.

NOTE 11. OWNERS’ EQUITY

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

In February 2007 and June 2007, we entered into Common Unit Purchase Agreements and Registration Rights Agreements for the issuance of 3.9 million common units and 3.4 million common units, respectively, to institutional investors in private placements. We received net proceeds of $219.7 million, including contributions of $4.4 million by our general partner to maintain its 2% interest in us. Proceeds from these issuances were primarily used to repay indebtedness outstanding under our credit facility.

Units Outstanding

At December 31, 2007, owner’s equity consists of 11,839,439 common units (including 184,704 common units held by EV Management and its executive officers) and 3,100,000 subordinated units (including 2,663,830 held by EV Management and its executive officers), collectively representing a 98% limited partnership interest in us, and a 2% general partnership interest.

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

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

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

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

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

Our general partner is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distributions Target Amount	Limited Partner	General Partner
Minimum quarterly distribution	$0.40	98%	2%
First target distribution	Up to $0.46	98%	2%
Second target distribution	Above $0.46, up to $0.50	85%	15%
Thereafter	Above $0.50	75%	25%

On January 26, 2007, the board of directors of EV Management declared a $0.40 per unit distribution for the fourth quarter of 2006 on all common and subordinated units. The distribution was paid on February 14, 2007 to unitholders of record at the close of business on February 5, 2007. The aggregate amount of the distribution was $3.1 million.

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

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

On January 29, 2008, the board of directors of EV Management declared a $0.60 per unit distribution for the fourth quarter of 2007 on all common and subordinated units. The distribution was paid on February 14, 2008 to unitholders of record at the close of business on February 8, 2008. The aggregate amount of the distribution was $9.7 million.

NOTE 12. NET INCOME PER LIMITED PARTNER UNIT

The following sets forth the net income allocation in accordance with EITF 03-06:

	Successor
	Year Ended December 31, 2007	October 1, 2006 through December 31, 2006
Net income	$11,190	$3,367
Less:
General partner incentive distribution rights	(1,476)	-
General partner’s 2% interest in net income	(194)	(67)
Net income available for limited partners	$9,520	$3,300

Weighted average common units outstanding (basic and diluted)
Common units (basic and diluted)	9,815	4,495
Subordinated units (basic and diluted)	3,100	3,100

Net income per limited partner unit (basic and diluted)	$0.74	$0.43

We did not declare a cash distribution during the period October 1, 2006 through December 31, 2006 which would result in an incentive distribution to the general partner as indicated above.

NOTE 13. RELATED PARTY TRANSACTIONS

Successor

Pursuant to the Omnibus Agreement, we paid EnerVest $3.1 million and $0.3 million in the year ended December 31, 2007 and the three months ended December 31, 2006, respectively, in monthly administrative fees for providing us general and administrative services. These fees are included in general and administrative expenses in our consolidated statement of operations.

On January 31, 2007, we acquired natural gas properties in Michigan for $69.5 million, net of cash acquired, from certain institutional partnerships managed by EnerVest, on March 30, 2007, we acquired additional natural gas properties in the Monroe Field in Louisiana from an institutional partnership managed by EnerVest for $95.4 million and on December 21, 2007, we acquired additional oil and natural gas properties in the Appalachian Basin for $59.6 million from an institutional partnership managed by EnerVest. On October 1, 2007, we acquired oil and natural gas properties in the Permian Basin in New Mexico and Texas from Plantation Operating, LLC, an EnCap sponsored company, for $154.7 million (see Note 5).

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. During the year ended December 31, 2007 and the three months ended December 31, 2006, we reimbursed EnerVest approximately $6.1 million and $0.6 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. These costs are included in lease operating expenses in our consolidated statement of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners. We believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market.

During the three months ended March 31, 2007 and the three months ended December 31, 2006, we sold $1.3 million of natural gas to EnerVest Monroe Marketing, Ltd. (“EnerVest Monroe Marketing”), a subsidiary of one of the EnerVest partnerships. On March 30, 2007, we acquired EnerVest Monroe Marketing in our acquisition of natural gas properties in the Monroe Field in Louisiana (see Note 5).

Predecessors

Pursuant to terms of certain agreements, the Predecessors paid $42,000 and $0.1 million to EnerVest and its subsidiaries for management, accounting and advisory services in the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. In addition, a subsidiary of EnerVest served as operator of the Predecessors’ properties and received reimbursement through Council of Petroleum Accountants Societies (“COPAS”) overhead billings. The Predecessors paid this EnerVest subsidiary $1.0 million and $1.2 million in the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively, and these amounts are reflected in lease operating expenses within the combined statements of operations. Additionally, in its role as operator, this EnerVest subsidiary also collected proceeds from oil and natural gas sales and distributed them to the Predecessor and other working interest owners. We believe that the aforementioned services were provided to the Predecessors and their affiliates at fair and reasonable rates relative to the prevailing market.

During the nine months ended September 30, 2006 and the year ended December 31, 2005, the Predecessors sold $4.3 million and $6.0 million, respectively, of natural gas to EnerVest Monroe Marketing. The purchase price was spot market price based on the average of two index prices for natural gas production in the area, less a gathering fee of either $0.10 per Mcf or $0.75 per Mcf depending upon whether compression and additional gathering services or facilities were provided. EnerVest Monroe Marketing resold the natural gas and realized a profit of $0.3 million and $0.1 million in the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

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

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

NOTE 14. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows:

	Successor		Predecessors
	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Supplemental cash flows information:
Cash paid for interest	$6,453	$16	$686	$569
Cash paid for income taxes	-	-	3,357	3,921

Non-cash transactions:
Issuance of common and subordinated units in conjunction with the acquisition of the Predecessors	-	36,060	-	-
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	1,653	557	241	-
Increase in oil and natural gas properties rom purchase of limited partnership interest in EnerVest WV	-	-	7,681	-
Distribution/sale of property and investments in affiliates to EnerVest	-	-	1,849	-
Reduction in debt through partner contribution	-	-	150	1,000
Increase in due to affiliates for the incurrence of offering costs on our behalf	-	-	4,000	-
Conversion of accounts payable to EnerVest to owners’ equity	-	-	3,165	-

NOTE 15. QUARTERLY DATA (UNAUDITED)

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues	$12,007	$23,138	$29,429	$39,434
Gross profit (1)	8,219	14,667	19,359	27,058
Net income (loss)	(2,602)	11,957	13,735	(11,900)
Limited partners’ interest in net income (loss) (2)	(2,550)	11,718	12,014	(11,662)
Net income (loss) per limited partner unit (2)
Basic	$(0.28)	$0.93	$0.80	$(0.78)
Diluted	$(0.28)	$0.93	$0.80	$(0.78)

2006	Predecessors			Successor
Revenues	$13,158	$13,053	$13,880	$7,818
Gross profit (1)	9,749	9,772	10,440	5,063
Net income	6,222	4,851	5,501	3,367
Limited partners’ interest in net income (2)	-	-	-	3,300
Net income per limited partner unit (2)
Basic				$0.43
Diluted				$0.43
_____________
(1)	Represents total revenues less lease operating expenses, cost of purchased natural gas and production taxes.

(2)	Calculated for the period beginning with our initial public offering effective October 1, 2006.

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

NOTE 16. SUPPLEMENTARY INFORMATION ON OIL AND NATURAL GAS ACTIVITIES (UNAUDITED)

The following disclosures of costs incurred related to oil and natural gas activities are presented in accordance with SFAS No. 69, Disclosure about Oil and Gas Producing Activities:

	Successor		Predecessors
	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Costs incurred in oil and natural gas producing activities:
Acquisition of proved properties	$456,393	$112,952	$-	$10,778
Acquisition of unproved properties	446	173	-	445
Development of oil and natural gas properties	12,197	1,728	7,152	5,097
Exploration costs	-	-	1,415	3,069
Asset retirement costs incurred and revised	13,593	712	11	532
Total	$482,629	$115,565	$8,578	$19,921

	December 31,
	2007	2006
Capitalized costs related to oil and natural gas producing activities:
Evaluated properties:
Proved properties	$600,503	$118,320
Unproved properties	619	173
Accumulated depreciation, depletion and amortization	(30,724)	(4,092)
Net capitalized costs	$570,398	$114,401

NOTE 17. ESTIMATED PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

Our estimated proved developed and estimated proved undeveloped reserves are all located within the United States. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are expected to change as further information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil, natural gas and natural gas liquids reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used in this estimate. Proved reserves represent estimated quantities of oil, natural gas and natural gas liquids that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Estimated proved developed reserves are estimated proved reserves expected to be recovered through wells and equipment in place and under operating methods in use at the time the estimates were made. The estimates of our proved reserves as of December 31, 2007 and December 31, 2006 and for CGAS Exploration and EnerVest WV as of December 31, 2005 have been prepared by Cawley, Gillespie, & Associates, Inc., independent petroleum consultants. The estimates of proved reserves for EnerVest Production Partners as of December 31, 2005 have been materially prepared by Cawley, Gillespie, & Associates, Inc.

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated.

	Oil (MBbls) (1)	Natural Gas (Mmcf) (2)	Natural Gas Liquids (MBbls) (1)	MMcfe (3)
Predecessors:
Proved reserves:
Proved reserves, January 1, 2005	1,484	35,752	-	44,660
Purchase of minerals in place	-	9,816	-	9,816
Revision of previous estimates	156	2,308	-	3,243
Production	(174)	(3,901)	-	(4,947)
Extensions and discoveries	202	6,908	-	8,119
Proved reserves, December 31, 2005	1,668	50,883	-	60,891
Revision of previous estimates	(139)	(10,752)	-	(11,590)
Production	(147)	(3,275)	-	(4,157)
Extension and discoveries	47	1,157	-	1,440
Proved reserves, September 30, 2006	1,429	38,013	-	46,584

Proved developed reserves:
December 31, 2005	1,553	45,821	-	55,136
September 30, 2006	1,376	35,947	-	44,203

Successor:
Proved reserves, September 30, 2006	-	-	-	-
Purchase of minerals in place	1,992	49,050	-	61,002
Revision of previous estimates	-	91	-	91
Production	(18)	(625)	-	(733)
Extensions and discoveries	46	875	-	1,151
Proved reserves, December 31, 2006	2,020	49,391	-	61,511
Reclass of natural gas liquids (4)	(18)	-	18	-
Purchase of minerals in place	2,450	207,285	8,841	275,031
Revision of previous estimates	190	571	35	1,921
Production	(225)	(9,254)	(199)	(11,798)
Extensions and discoveries	87	2,017	24	2,683
Proved reserves, December 31, 2007	4,504	250,010	8,719	329,348

Proved developed reserves:
December 31, 2006	1,920	45,906	-	57,425
December 31, 2007	3,714	223,000	5,434	277,888
_____________
(1)	Thousand of barrels.

(2)	Million cubic feet.

(3)	Million cubic feet equivalent; barrels are converted to Mcfe based on one barrel of oil to six Mcf of natural gas equivalent.

(4)	Reserves for natural gas liquids were included with oil reserves in prior years as the amounts were not material.

NOTE 18. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

The following tables, which present a standardized measure of discounted future net cash flows and changes therein relating to estimated proved oil, natural gas and natural gas liquids reserves, are presented pursuant to SFAS No. 69. In computing this data, assumptions other than those required by SFAS No. 69 could produce different results. Accordingly, the data should not be construed as representative of the fair market value of our estimated proved oil, natural gas and natural gas liquids reserves. The following assumptions have been made:

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

•	Future revenues were based on year end oil, natural gas and natural gas liquids prices. Future price changes were included only to the extent provided by existing contractual agreements.

•	Production and development costs were computed using year end costs assuming no change in present economic conditions.

•	Future net cash flows were discounted at an annual rate of 10%.

•
For the nine months ended September 30, 2006 and the year ended December 31, 2005, future income taxes were computed only for CGAS Exploration using the approximate statutory tax rate and giving effect to available net operating losses, tax credits and statutory depletion. No future income taxes were computed for EnerVest WV or EnerVest Production Partners in accordance with their standing as non taxable entities. For the year ended December 31, 2007 and the three months ended December 31, 2006, no future federal income taxes were computed in accordance with our standing as non taxable entities. For the year ended December 31, 2007, future obligations under the Texas gross margin tax were computed.

The standardized measure of discounted future net cash flows relating to estimated proved oil, natural gas and natural gas liquids reserves is presented below:

	Successor		Predecessors
	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Estimated future cash inflows:
Revenues from sales of oil, natural gas and natural gas liquids	$2,541,295	$405,592	$263,003	$643,848
Production costs	(937,764)	(165,968)	(113,414)	(181,962)
Development costs	(100,113)	(11,969)	(5,666)	(15,593)
Estimated future cash inflows before future income taxes	1,503,418	227,655	143,923	446,293
Future income taxes	(3,172)	-	(31,222)	(76,033)
Future net cash inflows	1,500,246	227,655	112,701	370,260
10% annual timing discount	(820,347)	(122,652)	(45,406)	(187,851)
Standardized measure of discounted future net cash flows	$679,899	$105,003	$67,295	$182,409

At December 31, 2007, as specified by the SEC, the prices for oil and natural gas used in this calculation were regional cash price quotes on the last day of the year except for volumes subject to fixed price contracts. The weighted average prices for the total estimated proved reserves at December 31, 2007, 2006 and 2005 were $95.95 per Bbl of oil, $6.795 per MMBtu of natural gas and $57.50 per Bbl of natural gas liquids, $60.85 per Bbl of oil and $5.635 per MMBtu of natural gas and $61.04 per Bbl of oil and $10.08 per MMBtu of natural gas, respectively. We do not include our oil and natural gas derivative financial instruments, consisting of swaps and collars, in the determination of our oil, natural gas and natural gas liquids reserves.

EV Energy Partners, L.P.
Notes to Consolidated/Combined Financial Statements (continued)

The principal sources of changes in the standardized measure of future net cash flows are as follows:

	Successor		Predecessors
	Year Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Beginning of period	$105,003	$-	$182,409	$80,772
Sales of oil, natural gas and natural gas liquids, net of production costs	(67,774)	(3,946)	(28,109)	(31,259)
Purchase of minerals in place	519,578	84,265	-	15,804
Extensions and discoveries	7,000	1,638	6,499	36,668
Development costs incurred	12,528	10	7,152	5,097
Changes in estimated future development costs	(4,092)	(7,372)	2,776	(19,972)
Net changes in prices and production costs	55,419	22,300	(147,324)	77,351
Revisions and other	19,176	6,574	7,298	33,207
Changes in income taxes	(1,882)	-	22,913	(24,515)
Accretion of 10% timing discount	34,943	1,534	13,681	9,256
End of period	$679,899	$105,003	$67,295	$182,409

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management excluded the acquisitions of oil and natural gas properties from Anadarko Petroleum Corporation and Plantation Operating, LLC. Due to transition services provided by the sellers under the terms of the acquisition agreements, integration of these acquisitions did not begin until the third and fourth quarter, respectively. These acquisitions represent approximately $258.7 million, or 43%, $30.8 million, or 30%, and $16.4 million, or 25% of our total assets, revenues, and operating expenses, respectively, as of and for the year ended December 31, 2007. Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Directors and Executive Officers

All of our executive management personnel, other than Messrs. Walker, Houser and Dwyer, are employees of EV Management and devote all of their time to our business and affairs. We estimate that Mr. Walker devotes approximately 25% of his time to our business, Mr. Houser devotes approximately 40% of his time to our business and Mr. Dwyer devotes approximately 25% of his time to our business. The officers of EV Management will manage the day-to-day affairs of our business. We also utilize a significant number of employees of EnerVest to operate our properties and provide us with certain general and administrative services. Under the omnibus agreement, we pay EnerVest a fee for its operational personnel who perform services for our benefit. During the year ended December 31, 2007, we paid EnerVest $3.1 million for general and administrative services, which fee will increase or decrease as we purchase or divest assets.

The following table shows information as of March 3, 2008 regarding members of our Board of Directors and executive officers of EV Management. Members of our Board of Directors are elected for one-year terms.

Name	Age	Position with EV Management
John B. Walker	62	Chairman and Chief Executive Officer
Mark A. Houser	46	President, Chief Operating Officer and Director
Michael E. Mercer	49	Senior Vice President and Chief Financial Officer
Kathryn S. MacAskie	51	Senior Vice President of Acquisitions and Divestitures
Frederick Dwyer	48	Controller
Victor Burk (1) (2)	58	Director
James R. Larson (1)	58	Director
George Lindahl III (1) (2)	61	Director
Gary R. Petersen (2)	61	Director
_____________
(1)	Member of the audit committee and the conflicts committee.

(2)	Member of the compensation committee.

John B. Walker has served as EV Management’s Chairman and Chief Executive Officer since 2006. He has been the President and CEO of EnerVest, Ltd. since its formation in 1992. Prior to that, Mr. Walker was President and Chief Operating Officer of Torch Energy Advisors Incorporated, a company which formed and managed partnerships for institutional investors in the oil and natural gas business, and Chief Executive Officer of Walker Energy Partners, a master limited partnership engaged in the exploration and production business. He was the Chairman of the Independent Petroleum Association of America from 2003 to 2005. Mr. Walker is currently a member of the National Petroleum Council and serves or has served on the boards of the Houston Producers Forum, Houston Petroleum Club, Offshore Energy Center, Texas Independent Producers and Royalty Owners Association and the Sam Houston Area Council of the Boy Scouts of America. He holds a BBA from Texas Tech University and an MBA from New York University.

Mark A. Houser has served as EV Management’s President, Chief Operating Officer and Director since 2006. He has been the Executive Vice President and Chief Operating Officer of EnerVest, Ltd. since 1999. Prior to that, Mr. Houser was Vice President, United States Exploration and Production, for Occidental Petroleum Corporation, or Oxy, where he helped lead Oxy’s reorganization of its domestic reserve base. Mr. Houser began his career as an engineer with Kerr-McGee Corporation. He holds a petroleum engineering degree from Texas A&M University and an MBA from Southern Methodist University.

Michael E. Mercer has served as our Senior Vice President and Chief Financial Officer since 2006. He was a consultant to EnerVest, Ltd. from 2001 to 2006. Prior to that, Mr. Mercer was an investment banker for twelve years. He was a Director in the Energy Group at Credit Suisse First Boston in Houston and a Director in the Energy Group at Salomon Smith Barney in New York and London. He holds a BBA in Petroleum Land Management from the University of Texas at Austin and an MBA from the University of Chicago Graduate School of Business.

Kathryn S. MacAskie has served as our Senior Vice President of Acquisitions and Divestitures since 2006. She has been President and co-owner of FlairTex Resources, Inc., a petroleum engineering consulting and acquisition business since 2002. Prior to that, Ms. MacAskie was Vice President and Manager of the Houston Office for Cawley, Gillespie & Associates Inc., a Petroleum Engineering Consulting firm from 1999 to 2002 and Senior Vice President of Acquisitions and Divestitures for EnerVest, Ltd. from 1994 to 1999. She holds a BS in Engineering from Rice University and is a Licensed Professional Engineer in the State of Texas.

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

George Lindahl III was appointed to our Board of Directors in September 2006. From 2001 to 2007, he was a Managing Partner for Sandefer Capital Partners. From 2000 to 2001 he served as Vice Chairman of Anadarko Petroleum Corporation. From 1987 to 2000, he was with Union Pacific Resources, serving as President and Chief Operating Officer from 1996 to 1999 and as Chairman, President and CEO from 1999 to 2000. He holds a BS in Geology from the University of Alabama and has completed the Advanced Management program at Harvard Business School.

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

Composition of the Board of Directors

EV Management’s board of directors consists of six members, one of which, Mr. Petersen, was appointed by EnCap and the remainder of which were appointed by EnerVest.

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

Committees of the Board of Directors

EV Management’s board of directors established an audit committee, a compensation committee and a conflicts committee. The charters for our audit and compensation committees are posted under the “Investor Relations” section of our website at www.evenergypartners.com. Our conflicts committee was created in our partnership agreement and does not have a charter.

Because we are a limited partnership, the listing standards of the NASDAQ do not require that we or our general partner have a majority of independent directors or a nominating or compensation committee of the board of directors. We are, however, required to have an audit committee, a majority of whose members are required to be “independent” under NASDAQ standards as described below.

Audit Committee

The audit committee is comprised of Messrs. Larson (Chairman), Burk and Lindahl, all of whom meet the independence and experience standards established by the NASDAQ and the Exchange Act. The board of directors has determined that each of Messrs. Larson, Burk and Lindahl is an “audit committee financial expert” as defined under SEC rules.

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority and responsibility to retain and terminate our independent registered public accounting firm, resolve disputes with such firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and meets with the audit committee on a regularly scheduled basis. During 2007, representatives of our independent auditors attended all of our audit committee meetings. The audit committee may also engage the services of advisors and accountants as it deems advisable.

Compensation Committee

Although not required by the listing requirements of the NASDAQ, the board of directors established and maintains a compensation committee comprised of non-employee directors. The compensation committee is comprised of Messrs. Lindahl (Chairman), Burk and Petersen. The compensation committee reviews the compensation and benefits of our executive officers, establishes and reviews general policies related to our compensation and benefits and administers our Long-Term Incentive Plan.

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

Meetings and Other Information

During the year ended December 31, 2007, the board of directors had 14 regularly scheduled and special meetings, the audit committee had seven meetings, the compensation committee had four meetings and the conflicts committee had eight meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served except for Mr. Petersen who attended 10 board meetings and two compensation committee meetings.

Our partnership agreement provides that the general partner manages and operates us and that, unlike holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business or governance. Accordingly, we do not hold annual meetings of unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors of EV Management and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file certain reports with the SEC and the NASDAQ concerning their beneficial ownership of such securities.

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of EV Management, we believe that during the year ended December 31, 2007, the officers and directors of EV Management and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

Reimbursement of Expenses of our General Partner

Our general partner does not receive any management fee or other compensation for its management of our partnership. Under the terms of the omnibus agreement, we pay EnerVest a fee for general and administrative services undertaken for our benefit and for our allocable portion of the premiums on insurance policies covering our assets. In addition, we reimburse EV Management for the costs of employee, officer and director compensation and benefits properly allocable to us, as well as for other expenses necessary or appropriate to the conduct of our business and properly allocable to us. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Because our general partner is a limited partnership, its general partner, EV Management, manages our operations and activities. We do not directly employ any of the persons responsible for managing our business. Mr. Mercer and Ms. MacAskie are employees of EV Management, and we reimburse EV Management for the costs of their compensation. Mr. Mercer and Ms. MacAskie do not perform services for EnerVest or its affiliates. Their compensation is set by the compensation committee of EV Management’s board of directors, which we refer to as our compensation committee

Messrs. Walker, Houser and Dwyer are officers of EV Management and also are officers and employees of subsidiaries of EnerVest. In these capacities, they perform services for us as well as for EnerVest and its other affiliates. Messrs. Walker, Houser and Dwyer receive their base salary and short-term and long-term incentive compensation from EnerVest. Our compensation committee discusses with EnerVest the philosophy used by EnerVest in setting their salaries and bonus compensation, but the compensation committee has no role in determining the base salary and short-term and long-term incentive compensation paid to them by EnerVest. We pay EnerVest a fee under the omnibus agreement which is based in part on the compensation paid to EnerVest employees who perform work for us, but we do not directly reimburse EnerVest for the costs of the compensation of Messrs. Walker, Houser and Dwyer. In addition to the compensation paid to them by EnerVest, Messrs. Walker, Houser and Dwyer participate in our equity incentive plan. Awards made to Messrs. Walker, Houser and Dwyer under the plan are determined by our compensation committee.

Our compensation committee has overall responsibility for the approval, evaluation and oversight of all of our compensation plans. The committee’s primary purpose is to assist the board of directors in the discharge of its fiduciary responsibilities relating to fair and competitive compensation. The compensation committee meets in the fourth quarter of each year to review the compensation program and to determine compensation levels for the ensuing fiscal year, and at other times as required.

Objectives of Our Compensation Program

Our executive compensation program is intended to align the interests of our management team with those of our unitholders by motivating our executive officers to achieve strong financial and operating results for us, which we believe closely correlate to long-term unitholder value. In addition, our program is designed to achieve the following objectives:

•	attract and retain talented executive officers by providing reasonable total compensation levels competitive with that of executives holding comparable positions in similarly situated organizations;

•	provide total compensation that is justified by individual performance and industry peers;

•	provide performance-based compensation that balances rewards for short-term and long-term results and is tied to both individual and our performance; and

•	encourage the long-term commitment of our executive officers to us and our unitholders’ long-term interests.

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

Benchmarking

To assist us in evaluating our compensation for 2007, our compensation committee retained Buck Consultants (an ASC company), as our compensation consultants. Buck Consulting also assisted EnerVest in its compensation decisions for 2007. Buck Consulting prepared an analysis for us of the compensation paid by a peer group composed of the following upstream master limited partnerships: Atlas Energy Resources, LLC, BreitBurn Energy Partners, L.P., Constellation Energy Group, Inc., Encore Acquisition Company, Legacy Reserves LP and Linn Energy, LLC. Buck Consultants is independent, and, other than its engagement to review our compensation practices and those of EnerVest, has no other business relationship with us.

Performance Metrics

Our compensation committee did not establish performance metrics for our executive officers at the beginning of the year. Our compensation committee has discussed with Buck Consultants a compensation plan in which performance metrics, goals and target compensation levels for meeting the goals would be established and communicated to executive officers. Our compensation committee does not intend to establish metrics, goals and target compensation levels for 2008 to remain flexible in our compensation practices during our first several years as a public master limited partnership.

In setting compensation amounts, the compensation committee considered the performance of our executive officers in causing us to achieve the following milestones:

•	our common unit price increased from our initial public offering price of $20.00 to $35.00;

•	our distributions increased from $0.40 per unit to $0.60 per unit;

•	our asset base increased over 500% from over $500 million in acquisitions at favorable prices;

•	our operating performance was within budget; and

•	we completed two private offerings of our common units and entered into an amended and restated credit facility.

Based on this success, our compensation committee generally awarded bonuses and long-term incentives that reflected good to excellent performance.

Elements of Our Compensation Program and Why We Pay Each Element

To accomplish our objectives, we seek to offer a total direct compensation program to our executive officers that, when valued in its entirety, serves to attract, motivate and retain executives with the character, experience and professional accomplishments required for our growth and development. Our compensation program is comprised of four elements:

•	base salary;

•	cash bonus;

•	long-term equity-based compensation; and

•	benefits.

Base Salary

We pay base salary in order to recognize each executive officer's unique value and historical contributions to our success in light of salary norms in the industry and the general marketplace; to match competitors for executive talent; to provide executives with sufficient, regularly-paid income; and to reflect position and level of responsibility.

Mr. Mercer and Ms. MacAskie are parties to employment agreements which set their minimum base salaries per annum. These salaries were determined by private negotiations between those officers and EnerVest prior to our initial public offering.

In the compensation committee’s discretion, these base salaries may be increased. The compensation committee increased the base salary of both Mr. Mercer and Ms. MacAskie by 4%, generally representing a cost of living increase. In determining to increase the base salary from that paid in 2007, the compensation committee took into account a combination of subjective factors as well as data available from objective, professionally-conducted market studies obtained from a range of industry and general market sources, including Buck Consultants. Subjective factors the compensation committee considered include individual achievements, the partnership’s performance, level of responsibility, experience, leadership abilities, increases or changes in duties and responsibilities and contributions to our performance.

Cash Bonus

We include an annual cash bonus as part of our compensation program because we believe this element of compensation helps to motivate management to achieve key operational objectives by rewarding the achievement of these objectives. The annual cash bonus also allows us to be competitive from a total remuneration standpoint.

The cash bonuses paid to Mr. Mercer and Ms. MacAskie reflect the belief of our compensation committee that their efforts directly affected our success in 2007. In general, the compensation committee targets between 50% and 75% of base salary for performance deemed by our compensation committee to be good (to generally exceed expectations) and great (to significantly exceed expectations), respectively, with the possibility of no bonus for poor performance and higher for exceptional corporate or individual performance. Mr. Mercer’s and Ms. MacAskie’s employment agreements provide that the cash bonus element of compensation will be equal to a percentage of the executive's base salary paid during each such annual period, such percentage to be established by the compensation committee in its sole discretion.

Long-term Equity-based Compensation

Long-term equity-based compensation is an element of our compensation policy because we believe it aligns executives’ interests with the interests of our unitholders; rewards long-term performance; is required in order for us to be competitive from a total remuneration standpoint; encourages executive retention; and gives executives the opportunity to share in our long-term performance.

The compensation committee and/or our board of directors act as the manager of our long-term incentive plan (the “Plan”) and performs functions that include selecting award recipients, determining the timing of grants and assigning the number of units subject to each award, fixing the time and manner in which awards are exercisable, setting exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of our plan. For compensation decisions regarding the grant of equity compensation to executive officers, our compensation committee will consider recommendations from our chief executive officer. Typically, awards vest over multiple years, but the compensation committee maintains the discretionary authority to vest the equity grant immediately if the individual situation merits. In the event of a change of control, or upon the death, disability, retirement or termination of a grantee’s employment without good reason, all outstanding equity based awards will immediately vest.

Except as set forth in the employment agreements, we have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, our compensation committee takes into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, survey data and the total compensation package.

Awards under the Plan may be unit options, phantom units, restricted units and deferred equity rights, or DERs, and the aggregate amount of our common units that may be awarded under the Plan is 775,000 units. As of December 31, 2007, there are 523,100 units available for issuance. Unless earlier terminated by us or unless all units available under the plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016.

Although the Plan generally provides for the grant of unit options, Internal Revenue Code Section 409A and authoritative guidance thereunder provides that options can generally only be granted to employees of the entity granting the option and certain affiliates without being required to comply with Section 409A as nonqualified deferred compensation.  Until further guidance is issued by the Treasury Department and Internal Revenue Service under Section 409A, we do not intend to grant unit options.

Generally, upon vesting, a phantom unit entitles the participant to a common unit or an amount of cash equal to the fair market value of a common unit at the date of vesting. The compensation committee will determine the number of phantom units to be granted, any restricted period, the conditions under which phantom units may become vested or forfeited and any other terms and conditions, all as specified in the applicable award agreement. Unless waived by the compensation committee or the award agreement provides otherwise, all outstanding phantom units will be forfeited upon termination of a participant’s employment with, or consulting services to, the general partner and its affiliates or upon termination of a participant’s membership on the board of directors of the general partner.

Restricted unit awards are subject to a restricted period, which is a period of time established by the compensation committee and during which the award is subject to forfeiture and is not exercisable or payable to the participant, as applicable. The compensation committee will determine the number of restricted units to be granted, the restricted period, the conditions under which restricted units may become vested or forfeited and any other terms and conditions, all as specified in the applicable award agreement. Unless waived by the compensation committee or the award agreement provides otherwise, all outstanding restricted units will be forfeited upon termination of a participant’s employment with, or consulting services to, the general partner and its affiliates or upon termination of a participant’s membership on the board of directors of the general partner.

In the compensation committee’s discretion, an award may provide that distributions made with respect to the phantom units or restricted units are subject to the same forfeiture and other restrictions as the phantom units or restricted units and that the distributions will be held, without interest, until the phantom unit or restricted unit vests or is forfeited. Absent a restriction on distributions, distributions will be paid to the holder of the phantom units or restricted units without restriction.

The compensation committee may, in its discretion, grant DERs to eligible participants. A DER is a contingent right to receive an amount in cash equal to the cash distributions made by us with respect to a unit during the period the award is outstanding. The compensation committee will determine whether DERs are tandem or separate awards and how such awards are paid to participants. The award agreement will contain the vesting schedule and the payment provisions applicable to the award.

Because Messrs. Walker, Houser and Dwyer commit less than half of their business time to us, the compensation committee believes that it is appropriate to compensate them only through long-term incentives that will reward them in accordance with our long-term success.

Benefits

We believe in a simple, straight-forward compensation program and, as such, Mr. Mercer and Ms. MacAskie are not provided unique perquisites or other personal benefits. Consistent with this strategy, no perquisites or other personal benefits have or are expected to exceed $10,000 for Mr. Mercer or Ms. MacAskie.

Through EnerVest, we provide company benefits that we believe are standard in the industry. These benefits consist of a group medical and dental insurance program for employees and their qualified dependents, group life insurance for employees and their spouses, accidental death and dismemberment coverage for employees, a company sponsored cafeteria plan and a 401(k) employee savings and protection plan. The 401(k) contribution to each qualified participant, including the named executive officers, is calculated based on 5% of the employee’s eligible salary, excluding annual cash bonuses. We also match employee deferral amounts, including amounts deferred by named executive officers, up to a total of 5% of eligible compensation.

How Elements of Our Compensation Program are Related to Each Other

We view the various components of compensation as related but distinct and emphasize “pay for performance” with a significant portion of total compensation reflecting a risk aspect tied to long-term and short-term financial and strategic goals. Our compensation philosophy is to foster entrepreneurship at all levels of the organization by making long-term equity-based incentives, in particular unit grants, a significant component of executive compensation. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance.

Our compensation committee, has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

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

When the compensation committee makes awards under the Plan, they also review the effect the awards will have on our consolidated financial statements.

Compensation Committee Report

We have reviewed and discussed with management the compensation discussion and analysis required by Item 402(b) of Regulation S-K. Based on the review and discussion referred to above, we recommend to the board of directors that the compensation discussion and analysis be included in this Form 10-K.

Compensation Committee:
George Lindhal III (Chairman)
Victor Burk
Gary R. Petersen

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our named executive officers. We reimburse EV Management for the costs of Mr. Mercer’s and Ms. MacAskie’s salaries and bonuses. Messrs. Walker, Houser and Dwyer are compensated by EnerVest. We pay EnerVest a fee under the omnibus agreement, but we do not directly reimburse EnerVest for the costs of their salaries and bonuses.

There was no compensation awarded to, earned by or paid to any of the named executive officers related to option awards or non-equity incentive compensation plans. In addition, none of the named executive officers participate in a defined benefit pension plan.

Name and Principal Position	Year	Salary		Bonus (1)		Unit Awards (2)	All Other Compensation (3)	Total
John B. Walker Chief Executive Officer	2007 2006	$	- -	$	- -	$308,907 450,000	$75,300 -	$384,207 450,000
Mark A. Houser President, Chief Operating Officer	2007 2006		- -		- -	306,711 450,000	75,300 -	382,011 450,000
Michael E. Mercer Senior Vice President, Chief Financial Officer	2007 2006		215,000 50,000		135,000 200,000	232,983 1,200,000	117,000 -	699,983 1,450,000
Kathryn S. MacAskie Senior Vice President of Acquisitions and Divestitures	2007 2006		215,000 43,750		135,000 100,000	383,945 1,000,000	113,000 -	846,945 1,143,750
Frederick Dwyer Controller	2007 2006		- -		- -	1,098 -	- -	1,098 -
___________
(1)	Represents amounts paid in December 2007 as bonuses for services in 2007.

(2)
Represents the dollar amounts recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with SFAS No. 123(R) for the phantom units granted in 2007. No phantom awards were granted in prior years. Amounts for 2006 represent $20, the initial public offering price of our common units, multiplied by the number of subordinated units issued to EV Investors and attributable to the named executive officer's ownership interest in EV Investors as described under “- EV Investors” below.

(3)
Represents cash distributions received on the phantom units and on the unvested subordinated units held by EV Investors and paid to the named executive officer as discussed under “-EV Investors” below. Any perquisites or other personal benefits received were less than $10,000.

Narrative Disclosure to the Summary Compensation Table

Mr. Walker

Mr. Walker received grants of 20,000 phantom units and 25,000 phantom units in January 2007 and December 2007, respectively. The January 2007 grant vested 50% in January 2008 with the remaining 50% vesting in January 2009. The December 2007 grant vests 1/3 each in January 2009, January 2010 and January 2011. These phantom units will vest in full upon a change of control or a termination without cause, with good reason or upon Mr. Walker’s death or disability.

Mr. Houser

Mr. Houser received grants of 20,000 phantom units and 20,000 phantom units in January 2007 and December 2007, respectively. The January 2007 grant vested 50% in January 2008 with the remaining 50% vesting in January 2009. The December 2007 grant vests 1/3 each in January 2009, January 2010 and January 2011. These phantom units will vest in full upon a change of control or a termination without cause, with good reason or upon Mr. Houser’s death or disability.

Mr. Mercer

EV Management entered into an employment agreement with Mr. Mercer that provides that he will act as Senior Vice President and Chief Financial Officer of EV Management until December 31, 2008, subject to automatic one year renewals of the term if neither party submits a notice of termination at least sixty days prior to the end of the then-current term. This agreement may be terminated by either party, at any time, subject to severance obligations in the event Mr. Mercer is terminated by EV Management without cause or he dies or is disabled.

Mr. Mercer’s employment agreement provides for a minimum base salary of $200,000, subject to upward adjustment by the compensation committee or EV Management’s board of directors, and an annual bonus equal to a percentage of his base salary based on the achievement of performance criteria for the applicable period, all as determined by the compensation committee.

Mr. Mercer received grants of 7,500 phantom units, 7,500 phantom units and 15,000 phantom units in January 2007, August 2007 and December 2007, respectively. The January 2007 and August 2007 grants vested 50% in January 2008 with the remaining 50% vesting in January 2009. The December 2007 grant vests 1/3 each in January 2009, January 2010 and January 2011. These phantom units will vest in full upon a change of control or a termination without cause, with good reason or upon Mr. Mercer’s death or disability.

Ms. MacAskie

EV Management entered into an employment agreement with Ms. MacAskie that provides that she will act as Senior Vice President of Acquisitions and Divestitures of EV Management until December 31, 2008, subject to automatic one year renewals of the term if neither party submits a notice of termination at least sixty days prior to the end of the then-current term. This agreement may be terminated by either party, at any time, subject to severance obligations in the event Ms. MacAskie is terminated by EV Management without cause or he dies or is disabled.

Ms. MacAskie’s employment agreement provides for a minimum base salary of $175,000, subject to upward adjustment by the compensation committee or EV Management’s board of directors, and an annual bonus equal to a percentage of her base salary based on the achievement of performance criteria for the applicable period, all as determined by the compensation committee.

Ms. MacAskie received grants of 12,500 phantom units, 12,500 phantom units and 15,000 phantom units in January 2007, August 2007 and December 2007, respectively. The January 2007 and August 2007 grants vested 50% in January 2008 with the remaining 50% vesting in January 2009. The December 2007 grant vests 1/3 each in January 2009, January 2010 and January 2011. These phantom units will vest in full upon a change of control or a termination without cause, with good reason or upon Ms. MacAskie’s death or disability.

Mr. Dwyer

Mr. Dwyer received a grant of 2,500 phantom units in December 2007. These phantom units vest 1/3 each in January 2009, January 2010 and January 2011. These phantom units will vest in full upon a change of control or a termination without cause, with good reason or upon Mr. Dwyer’s death or disability.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of phantom units to our named executive officers in 2007. There were no grants of non-equity incentives, equity incentives or option awards.

Name	Grant Date	All Other Unit Awards: Number of Units (1)
John B. Walker	January 2007	20,000
	December 2007	25,000

Mark A. Houser	January 2007	20,000
	December 2007	20,000

Michael E. Mercer	January 2007	7,500
	August 2007	7,500
	December 2007	15,000

Kathryn S. MacAskie	January 2007	12,500
	August 2007	12,500
	December 2007	15,000

Frederick Dwyer	December 2007	2,500
_____________
(1)	Represents the number of units granted to each named executive officer pursuant to the Plan and terms of certain executives’ employment agreements.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2007. There were no option awards or equity incentive plan awards outstanding.

Name	Number of Units That Have Not Yet Vested		Market Value of Units That Have Not Yet Vested (1)
John B. Walker	20,000	(2)	$1,462,500
	25,000	(3)

Mark A. Houser	20,000	(2)	1,300,000
	20,000	(3)

Michael E. Mercer	7,500	(2)	975,000
	7,500	(2)
	15,000	(3)

Kathryn S. MacAskie	12,500	(2)	1,300,000
	12,500	(2)
	15,000	(3)

Frederick Dwyer	2,500	(3)	81,250

_____________
(1)	Based on the closing price of our common units on December 31, 2007 of $32.50.

(2)	These phantom units vested 50% in January 2008 with the remaining 50% vesting in January 2009.

(3)	These phantom units vest 1/3 each in January 2009, January 2010 and January 2011.

Option Exercises and Units Vested

No option awards were exercised and no equity awards vested during 2007.

Pension Benefits

We do not provide pension benefits for our named executive officers.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan and, as such, no compensation has been deferred by our named executive officers.

Termination of Employment and Change-in-Control Provisions

Mr. Mercer and Ms. MacAskie are parties to employment agreements with EV Management which provide them with post-termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive. The discussion below describes the varying amounts payable in each of these situations. It assumes, in each case, that the officer’s termination was effective as of December 31, 2007. In presenting this disclosure, we describe amounts earned through December 31, 2007 and, in those cases where the actual amounts to be paid out can only be determined at the time of such executive’s separation from EV Management, our estimates of the amounts which would be paid out to the executives upon their termination.

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

If the executive's employment is involuntarily terminated by EV Management (except for cause or due to the death of the executive) or if the executive's employment is terminated due to disability or retirement, EV Management is obligated to pay as additional compensation an amount in cash equal to 104 weeks of the executive’s base salary in effect as of the termination date. Assuming termination as of December 31, 2007, for Mr. Mercer, this amount would have been $430,000, and for Ms. MacAskie, this amount would have been $430,000. In addition, the executive is entitled to continued group health plan coverage following the termination date for the executive and the executive’s eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage. Executive shall not be required to pay more for COBRA coverage than officers who are then in active service for EV Management and receiving coverage under the plan. Assuming termination as of December 31, 2007, for Mr. Mercer, this amount would have been $25,265, and for Ms. MacAskie this amount would have been $18,212.

In the event an executive’s employment terminates within the 12-month period immediately following the effective date of a change in control other than by reason of death, disability or for cause, the executive will be entitled to receive payment of the compensation and benefits as set forth above and to become 100% fully vested in all unvested shares or units of equity compensation granted as of the effective date of the change in control. Assuming a change in control as of December 31, 2007, for Mr. Mercer, this amount would have been $430,000 representing 104 weeks of base salary, $975,000 representing vesting of unvested units, and $25,265 representing COBRA coverage. For Ms. MacAskie, this amount would have been $430,000 representing 104 weeks of base salary, $1,300,000 representing vesting of unvested units, and $18,212 representing COBRA coverage.

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

A “change in control" generally means the occurrence of any of following events:

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

Provisions Under Phantom Unit Award Agreements

During 2007, Mr. Mercer and Ms. MacAskie were granted 30,000 phantom units and 40,000 phantom units, respectively. The award agreements provide that any unvested units will vest upon the executive’s death, disability, termination of employment other than for cause and upon a change of control. Assuming termination of employment or change of control as of December 31, 2007, for Mr. Mercer, the value of the awards would have been $975,000, and for Ms. MacAskie, the value of the awards would have been $1,300,000. If the executive resigns or his or her employment or is terminated for cause, all unvested units are forfeited. Upon vesting, the units may be paid in cash equal to the fair market value of the units on the date immediately preceding the vesting date, at the option of our general partner. The definitions of the terms such as “cause” and “change in control” in the award agreements are substantially similar to the definitions in the employment agreements.

EV Investors

When EV Properties was formed in May 2006, EV Investors was issued a limited partnership interest in one of our predecessors. The general partner of EV Investors is EnerVest (with a nominal interest), and the limited partners of EV Investors are Messrs. Walker, Houser and Mercer and Ms. MacAskie. Our predecessor issued the limited partnership interest to EV Investors as incentive compensation to Messrs. Walker, Houser and Mercer and Ms. MacAskie. In connection with the closing of our initial public offering in September 2006, EV Investors transferred its limited partnership interest in our predecessor to us in exchange for 155,000 subordinated units. Under the partnership agreement of EV Investors, the limited partners of EV Investors will be entitled to all of the distributions attributable to the 155,000 subordinated units held by EV Investors. In addition, if these limited partners do not forfeit their limited partnership interests, they will be entitled to have distributed to them their share of the subordinated units. The limited partnership interests of EV Investors are generally subject to forfeiture if, prior to the end of the forfeiture period, the executive officer voluntarily resigns his employment or is terminated for cause. The forfeiture period terminated as to half of the limited partnership interest on September 30, 2007, and will terminate as to the other half on September 30, 2008.

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

Compensation of Directors

We use a combination of cash and unit-based inventive compensation to attract and retain qualified candidates to serve on EV Management’s board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill level we require of members of the board.

Directors who are not officers or employees of EV Management, EnCap or their respective affiliates receive an annual retainer of $25,000, with the chairman of the audit committee receiving an additional annual fee of $4,000 and the chairmen of the compensation committee and conflicts committee receiving an additional annual fee of $2,000. In addition, each non-employee director receives $1,000 per board of directors or committee meeting attended ($500 if by phone) and is reimbursed for his out of pocket expenses in connection with attending meetings. We indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.

Each of the independent directors was awarded 1,250 phantom units on January 25, 2007, of which 50% vested on January 15, 2008 and 50% will vest on January 15, 2009, and an additional 1,500 phantom units on December 13, 2007, of which 50% will vest on January 15, 2009 and 50% will vest on January 15, 2010. Mr. Petersen, who is not an independent director because of his affiliations with EnCap, was awarded 1,250 phantom units on January 25, 2007, of which 50% vested on January 15, 2008 and 50% will vest on January 15, 2009, and an additional 1,250 phantom units on December 13, 2007, of which 50% will vest on January 15, 2009 and 50% on January 15, 2010.

The following table discloses the cash unit awards and other compensation earned, paid or awarded to each of EV Management’s directors during year ended December 31, 2007:

Name (1)	Fees Earned or Paid in Cash ($)	Unit Awards (2) ($)	All Other Compensation (3) ($)	Total
Victor Burk	$44,500	$19,576	$2,400	$66,476
James R. Larson	43,000	19,576	2,400	64,976
George Lindahl III	43,000	19,576	2,400	64,976
Gary R. Petersen	-	19,435	2,400	21,835
_____________
(1)
Messrs. Walker and Houser are not included in this table as they are employees of EnerVest and receive no compensation for their services as directors. Mr. Petersen is not an independent director because of his affiliations with EnCap and does not receive a cash director’s fee.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with SFAS No. 123(R).

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 for distributions paid on the phantom units.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the beneficial ownership of our units as of March 3, 2008 held by:

•	each person know by us to beneficially own 5% or more of our common or subordinated units;

•	each member of the Board of Directors of EV Management

•	each named executive officer of EV Management; and

•	all directors and executive officers of EV Management as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common Units and Subordinated Units Beneficially Owned
5% Beneficial Owner:
Lehman Brothers Holding, Inc.	1,165,993	9.8%	-	-	7.8%
745 Seventh Avenue
New York, NY 10019
Swank Capital, LLC	1,077,299	9.1%	-	-	7.2%
3300 Oak Lawn Avenue
Suite 650
Dallas, TX 75219
Deutsche Bank AG	797,684	6.7%	-	-	5.3%
Theodor-Heuss-Allee 70
60468 Frankfurt am Main
Federal Republic of Germany
ZLP Fund, L.P.	716,392	6.0%	-	-	4.8%
45 Broadway - 28th Floor
New York, NY 10006

Officers and Directors:
John B. Walker (2)	200,604	1.7%	2,663,830	85.9%	19.1%
Mark A. Houser (3)	10,600	*	22,500	*	*
Michael E. Mercer (4)	7,500	*	60,000	1.9%	*
Kathryn S. MacAskie (5)	13,500	*	50,000	1.6%	*
Frederick Dwyer	2,500	*	-	-	*
Victor Burk	1,625	*	-	-	*
James R. Larson	1,625	*	-	-	*
George Lindahl III	9,325	*	-	-	*
Gary R. Petersen (6)	24,321	*	436,170	14.1%	3.1%
All directors and executive officers as a group (9 persons)	271,600	2.3%	3,100,000	100.0%	22.5%
___________
*	Less than 1%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 1001 Fannin Street, Suite 800, Houston, TX 77002.

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

(6)
Includes 13,581 common units and 243,350 subordinated units owned by EnCap Energy Capital Fund V, L.P. and 10,740 common units and 192,820 subordinated units owned by EnCap Energy Capital Fund V-B, L.P. EnCap Equity Fund V GP, L.P., as the general partner of each of EnCap Energy Capital Fund V, L.P. and EnCap Energy Capital Fund V-B, L.P., EnCap Investments L.P., as the general partner of EnCap Equity Fund V GP, L.P., EnCap Investments GP, L.L.C., as the general partner of EnCap Investments L.P., RNBD GP LLC, as the sole member of EnCap Investments GP, L.L.C., and David B. Miller, Gary R. Petersen, D. Martin Phillips, and Robert L. Zorich, as the members of RNBD GP LLC may be deemed to share voting and dispositive control over the subordinated units and common units owned by EnCap Energy Capital Fund V, L.P. and EnCap Energy Capital Fund V-B, L.P. Each of EnCap Equity Fund V GP, L.P., EnCap Investments L.P., EnCap Investments GP, L.L.C., RNBD GP LLC, David B. Miller, Gary R. Petersen, D. Martin Phillips, and Robert L. Zorich disclaim beneficial ownership of the reported securities in excess of such entity’s or person’s respective pecuniary interest in the securities.

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

Omnibus Agreement

In connection with our initial public offering, we entered into an omnibus agreement with EnerVest, our general partner and others that addressed the following matters:

•	our obligation to pay EnerVest a monthly fee for providing us general and administrative and all other services with respect to our existing business and operations;

•	our obligation to reimburse EnerVest for any insurance coverage expenses it incurs with respect to our business and operations; and

•	EnerVest’s obligation to indemnify us for certain liabilities and our obligation to indemnify EnerVest for certain liabilities.

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

Under the omnibus agreement, EnerVest indemnified us for losses attributable to title defects, retained assets and liabilities (including any preclosing litigation relating to assets contributed to us) and income taxes attributable to pre-closing operations. EnerVest’s maximum liability for these indemnification obligations will not exceed $1.5 million and EnerVest will not have any obligation under this indemnification until our aggregate losses exceed $200,000. We also will indemnify EnerVest for all losses attributable to the operations of the assets contributed to us after September 29, 2006, to the extent not subject to EnerVest’s indemnification obligations.

During the year ended December 31, 2007 and three months ended December 31, 2006, we paid EnerVest $3.1 million and $0.3 million, respectively, in monthly fees under the omnibus agreement.

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

During the year ended December 31, 2007 and three months ended December 31, 2006, we reimbursed EnerVest approximately $6.1 million and $0.6 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties.

Natural Gas Gathering Arrangements.

A portion of our natural gas production in Northern Louisiana was sold to EnerVest Monroe Marketing, a subsidiary of a partnership in which EnerVest owned a 1% general partnership interest. EnerVest Monroe Marketing then resold the natural gas, typically at a price based on one of the two indices for natural gas production in the area used to calculate our purchase price. EnerVest Monroe Marketing therefore realized a profit or loss on resales of our natural gas production when there was a difference between the average of the two indices used to calculate our purchase price and the index at which EnerVest Monroe Marketing resold its production. Prior to our acquisition of EnerVest Monroe Marketing in March 2007, EnerVest Monroe Marketing realized a profit of $0.1 million on sales of our natural gas production under this arrangement.

Purchase of Oil and Natural Gas Properties from EnerVest and Its Affiliates and EnCap and Its Affiliates

On January 31, 2007, we acquired natural gas properties in Michigan for $69.5 million, net of cash acquired, from certain institutional partnerships in which EnerVest has a 26% interest. On March 30, 2007, we acquired natural gas properties in the Monroe Field in Louisiana for $95.4 million from an institutional partnership in which EnerVest has a 1% general partner interest. On December 21, 2007, we acquired oil and natural gas properties in the Appalachian Basin for $59.6 million from an institutional partnership in which EnerVest has a 1% general partner interest.

On October 1, 2007, we acquired oil and natural gas properties in the Permian Basin in New Mexico and Texas from Plantation Operating, LLC, an EnCap sponsored company, for $154.7 million.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of EV Management selected Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit our consolidated financial statements for the year ended December 31, 2007. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this Annual Report on Form 10-K for the year ended December 31, 2007 were approved by the audit committee.

Fees paid to Deloitte & Touche LLP are as follows:

	2007	2006
	Successor	Successor	Predecessors	Total
Audit fees (1)	$1,243,560	$663,780	$907,692	$1,571,472
Audit-related fees	95,268	-	-	-
Tax fees	-	-	92,040	92,040
All other fees	-	-	-	-
Total	$1,338,828	$663,780	$999,732	$1,663,512
_____________
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

2.1
Purchase and Sale Agreement by and among EV Properties, L.P. and Five States Energy Company, LLC dated November 10, 2006 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on November 17, 2006).

2.2
Purchase and Sale Agreement by and among EV Properties, L.P. and Five States Energy Company, LLC dated November 10, 2006 (Incorporated by reference from Exhibit 2.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on November 17, 2006).

2.3
Purchase and Sale Agreement between EV Properties, L.P. and EnerVest Energy Institutional Fund IX, L.P. and EnerVest Energy Institutional Fund IX-WI, L.P. dated January 9, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on January 16, 2007).

2.4
Agreement of Sale and Purchase by and among EnerVest Monroe Limited Partnership, EnerVest Monroe Pipeline GP, L.C. and EnerVest Monroe Gathering, Ltd., as Seller, and EnerVest Production Partners, Ltd, as Buyer, dated March 7, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8-K filed with the SEC on March 14, 2007).

2.5
First Amendment to Agreement of Sale and Purchase by and among EnerVest Monroe Limited Partnership, EnerVest Monroe Pipeline GP, L.C., EnerVest Production Partners, Ltd and EVPP GP, LLC dated March 29, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on April 4, 2007).

2.6
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

2.7
Asset Purchase and Sale Agreement between Plantation Operating, LLC, as Seller, and EV Properties, L.P., as Buyer, dated July 17, 2007 (Incorporated by reference from Exhibit 2.5 to EV Energy Partners, L.P.’s quarterly report on Form 10-Q filed with the SEC of November 14, 2007).

+2.8	Agreement of Sale and Purchase between EnerVest Appalachia, L.P., as Seller, and EnerVest Production Partners, Ltd., as Buyer, dated November 16, 2007.

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

10.10
Registration Rights Agreement, dated February 27, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on February 28, 2007).

10.11
Purchase Agreement, dated June 1, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on June 4, 2007).

10.12
Registration Rights Agreement, dated June 1, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on June 4, 2007).

+10.13
Amended and Restated Credit Agreement dated as of October 1, 2007, among EV Energy Partners, L.P., as Parent, EV Properties, L.P., as Borrower, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders named therein.

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

EV Energy Partners, L.P. (Registrant)

Date: March 13, 2008	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/JOHN B. WALKER	Chairman and Chief Executive Officer	March 13, 2008
John B. Walker	(principal executive officer)

/s/MARK A. HOUSER	President, Chief Operating Officer and Director	March 13, 2008
Mark A. Houser

/s/MICHAEL E. MERCER	Senior Vice President and Chief Financial Officer	March 13, 2008
Michael E. Mercer	(principal financial officer)

/s/FREDERICK DWYER	Controller	March 13, 2008
Frederick Dwyer	(principal accounting officer)

/s/VICTOR BURK	Director	March 13, 2008
Victor Burk

/s/JAMES R. LARSON	Director	March 13, 2008
James R. Larson

/s/GEORGE LINDAHL III	Director	March 13, 2008
George Lindahl, III

/s/GARY R. PETERSEN	Director	March 13, 2008
Gary R. Petersen

EXHIBIT INDEX

2.1
Purchase and Sale Agreement by and among EV Properties, L.P. and Five States Energy Company, LLC dated November 10, 2006 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on November 17, 2006).

2.2
Purchase and Sale Agreement by and among EV Properties, L.P. and Five States Energy Company, LLC dated November 10, 2006 (Incorporated by reference from Exhibit 2.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on November 17, 2006).

2.3
Purchase and Sale Agreement between EV Properties, L.P. and EnerVest Energy Institutional Fund IX, L.P. and EnerVest Energy Institutional Fund IX-WI, L.P. dated January 9, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on January 16, 2007).

2.4
Agreement of Sale and Purchase by and among EnerVest Monroe Limited Partnership, EnerVest Monroe Pipeline GP, L.C. and EnerVest Monroe Gathering, Ltd., as Seller, and EnerVest Production Partners, Ltd, as Buyer, dated March 7, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8-K filed with the SEC on March 14, 2007).

2.5
First Amendment to Agreement of Sale and Purchase by and among EnerVest Monroe Limited Partnership, EnerVest Monroe Pipeline GP, L.C., EnerVest Production Partners, Ltd and EVPP GP, LLC dated March 29, 2007 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on April 4, 2007).

2.6
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

2.7
Asset Purchase and Sale Agreement between Plantation Operating, LLC, as Seller, and EV Properties, L.P., as Buyer, dated July 17, 2007 (Incorporated by reference from Exhibit 2.5 to EV Energy Partners, L.P.’s quarterly report on Form 10-Q filed with the SEC of November 14, 2007).

+2.8	Agreement of Sale and Purchase between EnerVest Appalachia, L.P., as Seller, and EnerVest Production Partners, Ltd., as Buyer, dated November 16, 2007.

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

10.10
Registration Rights Agreement, dated February 27, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on February 28, 2007).

10.11
Purchase Agreement, dated June 1, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on June 4, 2007).

10.12
Registration Rights Agreement, dated June 1, 2007, by and among EV Energy Partners, L.P. and the Purchasers named therein (Incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on June 4, 2007).

+10.13
Amended and Restated Credit Agreement dated as of October 1, 2007, among EV Energy Partners, L.P., as Parent, EV Properties, L.P., as Borrower, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders named therein.

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
________________
* Management contract or compensatory plan or arrangement

+ Filed herewith