Form 10-Q
period 2008-03-31
EV Energy Partners, LP
filed 2008-05-12
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
YES ☒   NO ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒

As of May 5, 2008, the registrant had 11,881,939 common units outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except number of units)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$18,056	$10,220
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	20,746	18,658
Related party	3,230	3,656
Other	275	15
Derivative asset	-	1,762
Prepaid expenses and other current assets	445	594
Total current assets	42,752	34,905

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; March 31, 2008, $39,256; December 31, 2007, $30,724	567,560	570,398
Other property, net of accumulated depreciation and amortization; March 31, 2008, $251; December 31, 2007, $239	212	225
Other assets	1,945	2,013
Total assets	$612,469	$607,541

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,376	$12,113
Deferred revenues	-	1,122
Derivative liability	39,580	5,232
Total current liabilities	52,956	18,467

Asset retirement obligations	19,649	19,463
Long-term debt	270,000	270,000
Share-based compensation liability	720	1,507
Long-term derivative liability	19,317	15,074

Commitments and contingencies

Owners’ equity:
Common unitholders - 11,881,939 units and 11,839,439 units issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	257,639	282,676
Subordinated unitholders - 3,100,000 units issued and outstanding as of March 31, 2008 and December 31, 2007	(12,357)	(5,488)
General partner interest	3,006	4,245
Accumulated other comprehensive income	1,539	1,597
Total owners’ equity	249,827	283,030
Total liabilities and owners’ equity	$612,469	$607,541

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Operations
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Oil, natural gas and natural gas liquids revenues	$44,528	$10,040
Gain on derivatives, net	58	747
Transportation and marketing-related revenues	3,171	1,220
Total revenues	47,757	12,007

Operating costs and expenses:
Lease operating expenses	9,162	2,306
Cost of purchased natural gas	2,612	1,109
Production taxes	2,022	373
Asset retirement obligations accretion expense	298	91
Depreciation, depletion and amortization	8,544	2,032
General and administrative expenses	3,453	1,602
Total operating costs and expenses	26,091	7,513

Operating income	21,666	4,494

Other expense, net:
Interest expense	(3,758)	(943)
Loss on mark-to-market derivatives, net	(42,576)	(6,245)
Other income, net	68	92
Total other expense, net	(46,266)	(7,096)

Loss before income taxes	(24,600)	(2,602)
Income taxes	(72)	-
Net loss	$(24,672)	$(2,602)
General partner’s interest in net loss	$(493)	$(52)
Limited partners’ interest in net loss	$(24,179)	$(2,550)
Net loss per limited partner unit:
Common units (basic and diluted)	$(1.61)	$(0.28)
Subordinated units (basic and diluted)	$(1.61)	$(0.28)
Weighted average limited partner units outstanding:
Common units (basic and diluted)	11,875	5,938
Subordinated units (basic and diluted)	3,100	3,100

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(24,672)	$(2,602)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	298	91
Depreciation, depletion and amortization	8,544	2,032
Share-based compensation cost	475	196
Amortization of deferred loan costs	69	27
Unrealized loss on derivatives, net	40,294	7,695
Changes in operating assets and liabilities:
Accounts receivable	(1,921)	1,020
Prepaid expenses and other current assets	148	117
Other assets	-	(285)
Accounts payable and accrued liabilities	799	726
Deferred revenues	(1,122)	-
Net cash flows provided by operating activities	22,912	9,017

Cash flows from investing activities:
Acquisition of oil and natural gas properties	-	(160,944)
Development of oil and natural gas properties	(5,341)	(1,897)
Net cash flows used in investing activities	(5,341)	(162,841)

Cash flows from financing activities:
Debt borrowings	-	163,600
Repayment of debt borrowings	-	(96,500)
Deferred loan costs	-	(153)
Proceeds from private equity offering	-	100,000
Offering costs	-	(70)
Distributions paid	(9,735)	(3,100)
Distributions related to acquisitions	-	(5,801)
Net cash flows (used in) provided by financing activities	(9,735)	157,976

Increase in cash and cash equivalents	7,836	4,152
Cash and cash equivalents - beginning of period	10,220	1,875
Cash and cash equivalents - end of period	$18,056	$6,027

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Nature of Operations

EV Energy Partners, L.P. (“we,” “our” or “us”) is a publicly held limited partnership that engages in the acquisition, development and production of oil and natural gas properties. Our general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of our general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company.

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

NOTE 2. SHARE-BASED COMPENSATION

We account for our share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 - Revised 2004, Share-Based Payment (“SFAS 123(R)”). As of March 31, 2008, we had 0.2 million phantom units outstanding, which are subject to graded vesting over a two or three year period. On satisfaction of the vesting requirement, the holders of the phantom units are entitled, at our discretion, to either common units or a cash payment equal to the current value of the units. We account for these phantom units as liability awards, and the fair value of the phantom units is remeasured at the end of each reporting period based on the current market price of our common units until settlement. Prior to settlement, compensation cost is recognized for the phantom units based on the proportionate amount of the requisite service period that has been rendered to date.

During the three months ended March 31, 2008 and 2007, we recognized compensation cost of $0.5 million and $0.2 million, respectively, related to our phantom units. These costs are included in “General and administrative expenses” in our condensed consolidated statement of operations.

During the three months ended March 31, 2008, 42,500 phantom units vested and were converted to common units at a fair value of $1.3 million.

As of March 31, 2008, there was $4.6 million of total unrecognized compensation cost related to nonvested phantom units which is expected to be recognized over a weighted average period of 2.3 years.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 3. ACQUISITIONS

In 2007, we completed the following acquisitions:

•	in January, we acquired natural gas properties in Michigan from an institutional partnership managed by EnerVest for $69.5 million, net of cash acquired;

•	in March, we acquired additional natural gas properties in the Monroe Field in Louisiana from an institutional partnership managed by EnerVest for $95.4 million;

•	in June, we acquired oil and natural gas properties in Central and East Texas from Anadarko Petroleum Corporation for $93.6 million;

•
in October, we acquired oil and natural gas properties in the Permian Basin from Plantation Operating, LLC, a company sponsored by investment funds formed by EnCap Investments, L.P. for $154.7 million; and

•	in December, we acquired oil and natural gas properties in the Appalachian Basin from an institutional partnership managed by EnerVest for $59.6 million.

The following table reflects pro forma revenues, net income and net income per limited partner unit as if these acquisitions had taken place at the beginning of the period presented. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

Three Months Ended March 31,
2007
Revenues	$40,699
Net income	5,383
Net income per limited partner unit:
Basic	$0.58
Diluted	$0.58

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4. RISK MANAGEMENT

Our business activities expose us to risks associated with changes in the market price of oil and natural gas. As such, future earnings are subject to change due to changes in these market prices. We use derivative instruments to reduce our risk of changes in the prices of oil and natural gas. As of March 31, 2008, we had entered into derivative instruments with the following terms:

Period Covered	Index	Hedged Volume per Day	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Oil (Bbls):
Swaps - 2008	WTI	1,206	$72.46	$		$
Collar - 2008	WTI	125			62.00		73.95
Swaps - 2009	WTI	981	71.78
Collar - 2009	WTI	125			62.00		73.90
Swaps - 2010	WTI	1,000	71.16

Natural Gas (MMBtu):
Swaps - 2008	Dominion Appalachia	6,500	9.07
Swaps - 2009	Dominion Appalachia	4,400	8.79
Swaps - 2010	Dominion Appalachia	5,600	8.65
Swap - 2011	Dominion Appalachia	2,500	8.69
Swaps - 2008	NYMEX	4,000	8.85
Collars - 2008	NYMEX	6,000			7.67		10.25
Swaps - 2009	NYMEX	4,500	8.00
Collars - 2009	NYMEX	7,000			7.79		9.50
Swaps - 2010	NYMEX	7,500	8.44
Collar - 2010	NYMEX	1,500			7.50		10.00
Swap - 2011	NYMEX	5,000	8.47
Swaps - 2008	MICHCON_NB	3,500	8.16
Collar -2008	MICHCON_NB	2,000			8.00		9.55
Swaps - 2009	MICHCON_NB	5,000	8.27
Swap - 2010	MICHCON_NB	5,000	8.34
Swaps - 2008	HOUSTON SC	5,300	8.17
Swaps - 2009	HOUSTON SC	4,320	8.28
Collar - 2010	HOUSTON SC	3,500			7.25		9.55
Swap - 2008	EL PASO PERMIAN	3,000	7.23
Swap - 2009	EL PASO PERMIAN	2,500	7.93
Swap - 2010	EL PASO PERMIAN	2,500	7.68

At March 31, 2008, the fair value associated with these derivative instruments was a net liability of $58.9 million.

As of March 31, 2008, we had accumulated other comprehensive income (“AOCI”) of $1.5 million related to derivative instruments where we removed the hedge designation. During the three months ended March 31, 2008 and 2007, we reclassified $0.1 million and $0.7 million, respectively, from AOCI to “Gain on derivatives, net” and we anticipate that $1.5 million will be reclassified from AOCI during the next nine months.

During the three months ended March 31, 2008 and 2007, we recorded unrealized losses of $40.4 million and $8.4 million, respectively, on the change in fair value of our derivative instruments in “Loss on mark-to-market derivatives, net.” In addition, we recorded net realized (losses) gains of $(2.2) million and $2.2 million during the three months ended March 31, 2008 and 2007, respectively, related to settlements of our derivative instruments in “Loss on mark-to-market derivatives, net.”

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Balance as of December 31, 2007	$19,595
Accretion expense	298
Revisions in estimated cash flows	(112)
Balance as of March 31, 2008	$19,781

The current portion of our ARO is included in “Accounts payable and accrued liabilities” on our condensed consolidated balance sheet.

NOTE 6. LONG-TERM DEBT

As of March 31, 2007, our credit facility consists of a $500.0 million senior secured revolving credit facility that expires in October 2012. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $50.0 million of available borrowing capacity for letters of credit. The facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.00 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of March 31, 2008, we were in compliance with all of the facility covenants.

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 5.58% at March 31, 2008).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of March 31, 2008, the borrowing base under the facility was $275.0 million. The borrowing base was increased to $325.0 million in April 2008. The borrowing base is subject to scheduled redeterminations on a semi-annual basis with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

At March 31, 2008, we had $270.0 million outstanding under the facility.

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

We expense environmental costs if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable. We did not incur any material environmental expenses during the three months ended March 31, 2008 or 2007. In addition, we had no accrual for environmental liabilities as of March 31, 2008 or December 31, 2007.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 8. OWNERS’ EQUITY

On January 29, 2008, the board of directors of EV Management declared a $0.60 per unit distribution for the fourth quarter of 2007 on all common and subordinated units. The distribution of $9.7 million was paid on February 14, 2008 to unitholders of record at the close of business on February 8, 2008.

 On April 25, 2008, the board of directors of EV Management declared a $0.62 per unit distribution for the first quarter of 2008 on all common and subordinated units. The distribution of $10.1 million is to be paid on May 15, 2008 to unitholders of record at the close of business on May 8, 2008.

NOTE 9. COMPREHENSIVE LOSS

Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive loss, net of related tax, are as follows:

	Three Months Ended March 31,
	2008	2007
Net loss	$(24,672)	$(2,602)
Other comprehensive loss:
Reclassification adjustment into earnings	(58)	(747)
Comprehensive loss	$(24,730)	$(3,349)

NOTE 10. NET LOSS PER LIMITED PARTNER UNIT

We calculate net loss per limited partner unit in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-06”). The computation of net loss per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the period. Basic and diluted net loss per limited partner unit is determined by dividing net loss, after deducting the amount allocated to the general partner interest, by the weighted average number of outstanding limited partner units during the period.

The following sets forth the net loss allocation in accordance with EITF 03-06:

	Three Months Ended March 31,
	2008	2007
Net loss	$(24,672)	$(2,602)
Less general partner’s 2% interest in net loss	493	52
Net loss available for limited partners	$(24,179)	$(2,550)

Weighted average common units outstanding (basic and diluted)
Common units (basic and diluted)	11,875	5,938
Subordinated units (basic and diluted)	3,100	3,100

Net loss per limited partner unit (basic and diluted)	$(1.61)	$(0.28)

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 11. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $1.2 million and $0.4 million in the three months ended March 31, 2008 and 2007, respectively, in monthly administrative fees for providing us general and administrative services. These fees are included in general and administrative expenses in our condensed consolidated statement of operations.

On January 31, 2007, we acquired natural gas properties in Michigan for $69.5 million, net of cash acquired, from certain institutional partnerships managed by EnerVest, and on March 30, 2007, we acquired additional natural gas properties in the Monroe Field in Louisiana from an institutional partnership managed by EnerVest for $95.4 million (see Note 3).

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. During the three months ended March 31, 2008 and 2007, we reimbursed EnerVest $2.2 million and $0.8 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. These costs are included in lease operating expenses in our condensed consolidated statement of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners. We believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market.

During the three months ended March 31, 2007, we sold $1.3 million of natural gas to EnerVest Monroe Marketing, Ltd. (“EnerVest Monroe Marketing”), a subsidiary of one of the EnerVest partnerships. On March 30, 2007, we acquired EnerVest Monroe Marketing in our acquisition of natural gas properties in the Monroe Field in Louisiana (see Note 3).

NOTE 12. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows:

	Three Months Ended March 31,
	2008	2007
Supplemental cash flows information:
Cash paid for interest	$4,046	$379
Cash paid for income taxes	-	-

Non-cash transactions:
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	464	(8)

NOTE 13. NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. We adopted SFAS No. 157 on January 1, 2008 for our financial assets and financial liabilities.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into the following three levels:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

•
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration.

•	Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2008 Using:
	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$(58,897)	$-	$(58,897)	$-

Our derivative instruments consist of over-the-counter (“OTC”) contracts which are not traded on a public exchange.   These derivative instruments are indexed to active trading hubs for the underlying commodity, and are OTC contracts commonly used in the energy industry and offered by a number of financial institutions and large energy companies.

As the fair value of these derivative instruments is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions, we have categorized these derivative instruments as Level 2.

We will adopt SFAS No. 157 on January 1, 2009 for our nonfinancial assets and nonfinancial liabilities, and we have not yet determined the impact, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to apply the provisions of SFAS No. 159.

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

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and how they affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 on January 1, 2009, and we have not yet determined the impact, if any, on our consolidated financial statements.

In March 2008, the FASB issued Emerging Issues Task Force 07-04, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07-04”), to provide guidance as to how current period earnings should be allocated between limited partners and a general partner when the partnership agreement contains incentive distribution rights. EITF 07-04 is effective for fiscal years beginning after December 15, 2008. We will adopt EITF 07-04 on January 1, 2009, and we have not yet determined the impact, if any, on our consolidated financial statements.

NOTE 14. SUBSEQUENT EVENT

In April 2008, we entered into a definitive purchase and sale agreement to acquire oil properties in South Central Texas for $18.0 million. The acquisition, which is expected to close by the end of May 2008, is subject to customary closing conditions and purchase price adjustments. We plan to finance the acquisition with borrowings under our credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Our Assets

As of December 31, 2007, our properties were located in the Appalachian Basin (primarily in Ohio and West Virginia), Michigan, the Monroe Field in Northern Louisiana, Central and East Texas, the Permian Basin and the Mid-Continent areas in Oklahoma, Texas and Louisiana. Our oil and natural gas properties had estimated net proved reserves of 4.5 MMBbls of oil, 250.0 Bcf of natural gas and 8.7 MMBbls of natural gas liquids, or 329.6 Bcfe, and a standardized measure of $679.9 million.

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

As of March 31, 2008, we are a party to derivative agreements, and we intend to enter into derivative agreements in the future to reduce the impact of oil and natural gas price volatility on our cash flows. By removing a significant portion of our price volatility on our future oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
Production data:
Oil (MBbls)	93	31
Natural gas liquids (MBbls)	124	-
Natural gas (MMcf)	3,617	1,158
Net production (MMcfe)	4,916	1,346
Average sales price per unit:
Oil (Bbl)	$95.63	$54.53
Natural gas liquids (Bbl)	60.65	-
Natural gas (Mcf)	7.78	7.19
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.86	$1.71
Production taxes	0.41	0.28
Total	2.27	1.99
Depreciation, depletion and amortization	1.74	1.51
General and administrative expenses	0.70	1.19

Revenues

Oil, natural gas and natural gas liquids revenues for the three months ended March 31, 2008 totaled $44.5 million, an increase of $34.5 million compared with the three months ended March 31, 2007. This increase was primarily the result of (i) an increase of $31.8 million related to the oil and natural gas properties that we acquired in the 2007 acquisitions, (ii) an increase of $2.3 million related to increased prices for oil, natural gas liquids and natural gas and (iii) an increase of $0.4 million related to increased production.

Transportation and marketing-related revenues for the three months ended March 31, 2008 increased $2.0 million compared with the three months ended March 31, 2007 primarily due to transportation and marketing-related revenues from the Monroe acquisition.

Lease operating expenses for the three months ended March 31, 2008 increased $6.9 million compared with the three months ended March 31, 2007 primarily as the result the oil and natural gas properties that we acquired in the 2007 acquisitions. Lease operating expenses per Mcfe were $1.86 in the three months ended March 31, 2008 compared with $1.71 in the three months ended March 31, 2007. This increase is primarily the result of the 2007 acquisitions having lease operating expenses of $1.91 per Mcfe for the three months ended March 31, 2008.

The cost of purchased natural gas for the three months ended March 31, 2008 increased $1.5 million compared with the three months ended March 31, 2007 primarily due to costs from the Monroe acquisition.

Production taxes for the three months ended March 31, 2008 increased $1.6 million compared with the three months ended March 31, 2007 primarily as the result of production taxes associated with the oil and natural gas properties that we acquired in the 2007 acquisitions. Production taxes for the three months ended March 31, 2008 were $0.41 per Mcfe compared with $0.28 per Mcfe for the three months ended March 31, 2007. This increase is primarily the result of the 2007 acquisitions having production taxes of $0.45 per Mcfe for the three months ended March 31, 2008.

Depreciation, depletion and amortization for the three months ended March 31, 2008 increased $6.5 million compared with the three months ended March 31, 2007 primarily due to the oil and natural gas properties that we acquired in the 2007 acquisitions. Depreciation, depletion and amortization for the three months ended March 31, 2008 was $1.74 per Mcfe compared with $1.51 per Mcfe for the three months ended March 31, 2007. This increase is primarily due to the oil and natural gas properties that we acquired in the 2007 acquisitions having depreciation, depletion and amortization of $1.82 per Mcfe for the three months ended March 31, 2008.

General and administrative expenses for the three months ended March 31, 2008 totaled $3.5 million, an increase of $1.9 million compared with the three months ended March 31, 2007. This increase is primarily the result of (i) an increase of $0.8 million of fees paid to EnerVest under the omnibus agreement, (ii) an increase of $0.4 million in accounting costs, (iii) an increase of $0.4 million in compensation cost related to our phantom units and (iv) an overall increase in costs related to our significant growth. General and administrative expenses were $0.70 per Mcfe in the three months ended March 31, 2008 compared with $1.19 per Mcfe in the three months ended March 31, 2007.

Due to fluctuations in the commodity market, loss on mark-to-market derivatives, net for the three months ended March 31, 2008 included $2.2 million of net realized losses and $40.4 million of unrealized losses on the mark-to-market of derivatives.

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

Available Credit Facility

We have a $500.0 million senior secured credit facility that expires in October 2012. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $50.0 million of available borrowing capacity for letters of credit. The facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of March 31, 2008, we were in compliance with all of the facility covenants.

Borrowings under the facility will bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding. The amount of borrowings that we may have outstanding under the facility is subject to scheduled redeterminations on a semi-annual basis with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

At March 31, 2008, we had $270.0 million outstanding under the facility.

Cash Flows

Cash flows provided by (used in) type of activity were as follows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Operating activities	$22,912	$9,017
Investing activities	(5,341)	(162,841)
Financing activities	(9,735)	157,976

Operating Activities

Cash flows from operating activities provided $22.9 million and $9.0 million in the three months ended March 31, 2008 and 2007, respectively. The increase reflects our significant growth as a result of the 2007 acquisitions.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During the three months ended March 31, 2008, we spent $5.3 million for the development of our oil and natural gas properties. During the three months ended March 31, 2007, we spent $160.9 million for the Michigan acquisition and the Monroe acquisition and $1.9 million for the development of our oil and natural gas properties.

Financing Activities

During the three months ended March 31, 2008, we paid distributions of $9.7 million to our general partners and holders of our common and subordinated units.

During the three months ended March 31, 2007, we received net proceeds of $99.9 million from our private equity offering in February 2007. From these net proceeds, we repaid $96.5 million of borrowings outstanding under our credit facility. We borrowed $163.6 million under our credit facility to finance the Michigan acquisition and the Monroe acquisition and paid distributions of $3.1 million to our general partner and holders of our common and subordinated units. In addition, as we acquired oil and natural gas properties in the Michigan acquisition and the Monroe acquisition from institutional partnerships managed by EnerVest, we carried over the historical costs related to EnerVest’s interests and applied purchase accounting to the remaining interests and recorded deemed distributions of $5.8 million related to the difference between the purchase price allocations and the amounts paid for the Michigan acquisition and the Monroe acquisition.

NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. We adopted SFAS No. 157 on January 1, 2008 for our financial assets and financial liabilities.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into the following three levels:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration.

•	Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2008 Using:
	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$(58,897)	$-	$(58,897)	$-

Our derivative instruments consist of over-the-counter (“OTC”) contracts which are not traded on a public exchange.   These derivative instruments are indexed to active trading hubs for the underlying commodity, and are OTC contracts commonly used in the energy industry and offered by a number of financial institutions and large energy companies.

As the fair value of these derivative instruments is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions, we have categorized these derivative instruments as Level 2.

We will adopt SFAS No. 157 on January 1, 2009 for our nonfinancial assets and nonfinancial liabilities, and we have not yet determined the impact, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to apply the provisions of SFAS No. 159.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and how they affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 on January 1, 2009, and we have not yet determined the impact, if any, on our consolidated financial statements.

In March 2008, the FASB issued Emerging Issues Task Force 07-04, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07-04”), to provide guidance as to how current period earnings should be allocated between limited partners and a general partner when the partnership agreement contains incentive distribution rights. EITF 07-04 is effective for fiscal years beginning after December 15, 2008. We will adopt EITF 07-04 on January 1, 2009, and we have not yet determined the impact, if any, on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information.

All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2007. This document is available through our web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

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

As of March 31, 2008, we had entered into derivative instruments for oil and natural gas with the following terms:

Period Covered	Index	Hedged Volume per Day	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Oil (Bbls):
Swaps - 2008	WTI	1,206	$72.46	$		$
Collar - 2008	WTI	125			62.00		73.95
Swaps - 2009	WTI	981	71.78
Collar - 2009	WTI	125			62.00		73.90
Swaps - 2010	WTI	1,000	71.16

Natural Gas (MMBtu):
Swaps - 2008	Dominion Appalachia	6,500	9.07
Swaps - 2009	Dominion Appalachia	4,400	8.79
Swaps - 2010	Dominion Appalachia	5,600	8.65
Swap - 2011	Dominion Appalachia	2,500	8.69
Swaps - 2008	NYMEX	4,000	8.85
Collars - 2008	NYMEX	6,000			7.67		10.25
Swaps - 2009	NYMEX	4,500	8.00
Collars - 2009	NYMEX	7,000			7.79		9.50
Swaps - 2010	NYMEX	7,500	8.44
Collar - 2010	NYMEX	1,500			7.50		10.00
Swap - 2011	NYMEX	5,000	8.47
Swaps - 2008	MICHCON_NB	3,500	8.16
Collar -2008	MICHCON_NB	2,000			8.00		9.55
Swaps - 2009	MICHCON_NB	5,000	8.27
Swap - 2010	MICHCON_NB	5,000	8.34
Swaps - 2008	HOUSTON SC	5,300	8.17
Swaps - 2009	HOUSTON SC	4,320	8.28
Collar - 2010	HOUSTON SC	3,500			7.25		9.55
Swap - 2008	EL PASO PERMIAN	3,000	7.23
Swap - 2009	EL PASO PERMIAN	2,500	7.93
Swap - 2010	EL PASO PERMIAN	2,500	7.68

We do not designate these or future derivative agreements as hedges for accounting purposes pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the changes in the fair value of these agreements are recognized currently in earnings. At March 31, 2008, the fair value associated with these derivative instruments was a net liability of $58.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our consolidated financial statements.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no significant changes from the risk factors previously disclosed in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

An investment in our common units involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in us.

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

EV Energy Partners, L.P. (Registrant)

Date: May 9, 2008	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

+31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1 Section 1350 Certification of Chief Executive Officer

+32.2 Section 1350 Certification of Chief Financial Officer
________________
+ Filed herewith