Form 10-Q
period 2008-06-30
EV Energy Partners, LP
filed 2008-08-11
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

As of August 8, 2008, the registrant had 11,881,939 common units outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except number of units)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,507	$10,220
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	27,806	18,658
Related party	13,611	3,656
Other	12	15
Derivative asset	-	1,762
Prepaid expenses and other current assets	294	594
Total current assets	56,230	34,905

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; June 30, 2008, $47,056; December 31, 2007, $30,724	586,546	570,398
Other property, net of accumulated depreciation and amortization; June 30, 2008, $262; December 31, 2007, $239	201	225
Other assets	1,999	2,013
Total assets	$644,976	$607,541

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,678	$12,113
Deferred revenues	2,517	1,122
Derivative liability	77,821	5,232
Total current liabilities	96,016	18,467

Asset retirement obligations	21,078	19,463
Long-term debt	287,000	270,000
Share-based compensation liability	1,506	1,507
Long-term derivative liability	99,811	15,074

Commitments and contingencies

Owners’ equity:
Common unitholders – 11,881,939 units and 11,839,439 units issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	172,943	282,676
Subordinated unitholders – 3,100,000 units issued and outstanding as of June 30, 2008 and December 31, 2007	(34,482)	(5,488)
General partner interest	169	4,245
Accumulated other comprehensive income	935	1,597
Total owners’ equity	139,565	283,030
Total liabilities and owners’ equity	$644,976	$607,541

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Operations
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Oil, natural gas and natural gas liquids revenues	$57,136	$17,791	$101,664	$27,831
Gain on derivatives, net	604	947	662	1,694
Transportation and marketing-related revenues	3,309	4,400	6,480	5,620
Total revenues	61,049	23,138	108,806	35,145

Operating costs and expenses:
Lease operating expenses	9,552	4,215	18,714	6,521
Cost of purchased natural gas	2,803	3,777	5,415	4,886
Production taxes	2,606	479	4,628	852
Asset retirement obligations accretion expense	308	123	606	214
Depreciation, depletion and amortization	7,811	3,504	16,355	5,536
General and administrative expenses	3,571	2,129	7,024	3,731
Total operating costs and expenses	26,651	14,227	52,742	21,740

Operating income	34,398	8,911	56,064	13,405

Other (expense) income, net:
Interest expense	(3,069)	(1,380)	(6,827)	(2,323)
(Loss) gain on mark-to-market derivatives, net	(130,889)	4,245	(173,465)	(2,000)
Other income, net	94	181	162	273
Total other (expense) income, net	(133,864)	3,046	(180,130)	(4,050)

(Loss) income before income taxes	(99,466)	11,957	(124,066)	9,355
Income taxes	(58)	-	(130)	-
Net (loss) income	$(99,524)	$11,957	$(124,196)	$9,355
General partner’s interest in net (loss) income	$(1,991)	$239	$(2,484)	$187
Limited partners’ interest in net (loss) income	$(97,533)	$11,718	$(121,712)	$9,168
Net (loss) income per limited partner unit:
Common units (basic and diluted)	$(6.51)	$0.93	$(8.13)	$0.84
Subordinated units (basic and diluted)	$(6.51)	$0.93	$(8.13)	$0.84
Weighted average limited partner units outstanding:
Common units (basic and diluted)	11,882	9,554	11,879	7,756
Subordinated units (basic and diluted)	3,100	3,100	3,100	3,100

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(124,196)	$9,355
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	606	214
Depreciation, depletion and amortization	16,355	5,536
Share-based compensation cost	1,261	498
Amortization of deferred loan costs	144	57
Unrealized loss on derivatives, net	158,425	4,304
Changes in operating assets and liabilities:
Accounts receivable	(19,099)	353
Prepaid expenses and other current assets	300	462
Other assets	(5)	(285)
Accounts payable and accrued liabilities	3,183	575
Deferred revenues	1,395	-
Net cash flows provided by operating activities	38,369	21,069

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(17,491)	(258,935)
Development of oil and natural gas properties	(13,597)	(3,111)
Net cash flows used in investing activities	(31,088)	(262,046)

Cash flows from financing activities:
Debt borrowings	17,000	243,350
Repayment of debt borrowings	-	(196,350)
Deferred loan costs	(125)	(153)
Proceeds from private equity offerings	-	220,000
Offering costs	-	(131)
Distributions to partners and dividends paid	(19,869)	(8,512)
Distributions related to acquisitions	-	(5,801)
Net cash flows (used in) provided by financing activities	(2,994)	252,403

Increase in cash and cash equivalents	4,287	11,426
Cash and cash equivalents – beginning of period	10,220	1,875
Cash and cash equivalents – end of period	$14,507	$13,301

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

NOTE 2. SHARE–BASED COMPENSATION

We account for our share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 - Revised 2004, Share-Based Payment (“SFAS 123(R)”). As of June 30, 2008, we had 0.3 million phantom units outstanding, which are subject to graded vesting over a two or three year period. On satisfaction of the vesting requirement, the holders of the phantom units are entitled, at our discretion, to either common units or a cash payment equal to the current value of the units. We account for these phantom units as liability awards, and the fair value of the phantom units is remeasured at the end of each reporting period based on the current market price of our common units until settlement. Prior to settlement, compensation cost is recognized for the phantom units based on the proportionate amount of the requisite service period that has been rendered to date.

We recognized compensation cost related to our phantom units of $0.8 million and $0.3 million in the three months ended June 30, 2008 and 2007, respectively, and $1.3 million and $0.5 million in the six months ended June 30, 2008 and 2007, respectively. These costs are included in “General and administrative expenses” in our condensed consolidated statement of operations.

In January 2008, 42,500 phantom units vested and were converted to common units at a fair value of $1.3 million.

As of June 30, 2008, there was $4.4 million of total unrecognized compensation cost related to nonvested phantom units which is expected to be recognized over a weighted average period of 2.1 years.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3. ACQUISITIONS

In May 2008, we acquired oil properties in South Central Texas for $17.5 million. The acquisition was primarily funded with borrowings under our credit facility.

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

The following table reflects pro forma revenues, net income and net income per limited partner unit as if the acquisitions completed in 2007 had taken place at the beginning of the period presented. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007
Revenues	$46,456	$87,156
Net income	19,986	25,375
Net income per limited partner unit:
Basic	$1.55	$2.29
Diluted	$1.55	$2.29

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. RISK MANAGEMENT

Our business activities expose us to risks associated with changes in the market price of oil and natural gas and as such, future earnings are subject to change due to changes in these market prices. We use derivative instruments to reduce our risk of changes in the prices of oil and natural gas. As of June 30, 2008, we had entered into oil and natural gas derivative instruments with the following terms:

Period Covered	Index	Hedged Volume per Day	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls):
Swaps – 2008	WTI	1,354	$76.27		$	$
Collar – 2008	WTI	125		62.00		73.95
Swaps – 2009	WTI	1,131	75.86
Collar – 2009	WTI	125		62.00		73.90
Swaps – 2010	WTI	1,150	74.91
Swap – 2011	WTI	150	98.55
Collar – 2011	WTI	1,100		110.00		166.45
Swap – 2012	WTI	150	98.25
Collar – 2012	WTI	1,000		110.00		170.85

Natural Gas (MMBtu):
Swaps – 2008	Dominion Appalachia	6,500	9.07
Swaps – 2009	Dominion Appalachia	4,400	8.79
Swaps – 2010	Dominion Appalachia	5,600	8.65
Swap – 2011	Dominion Appalachia	2,500	8.69
Collar – 2011	Dominion Appalachia	3,000		9.00		12.15
Collar – 2012	Dominion Appalachia	5,000		8.95		11.45
Swaps – 2008	NYMEX	4,000	8.85
Collars – 2008	NYMEX	6,000		7.67		10.25
Swaps – 2009	NYMEX	4,500	8.00
Collars – 2009	NYMEX	7,000		7.79		9.50
Swaps – 2010	NYMEX	7,500	8.44
Collar – 2010	NYMEX	1,500		7.50		10.00
Swaps – 2011	NYMEX	8,000	8.96
Swaps – 2012	NYMEX	8,000	9.77
Swaps – 2008	MICHCON_NB	3,500	8.16
Collar -2008	MICHCON_NB	2,000		8.00		9.55
Swaps – 2009	MICHCON_NB	5,000	8.27
Swap – 2010	MICHCON_NB	5,000	8.34
Collar – 2011	MICHCON_NB	4,500		8.70		11.85
Collar – 2012	MICHCON_NB	4,500		8.75		11.05
Swaps – 2008	HOUSTON SC	5,206	8.16
Swaps – 2009	HOUSTON SC	4,320	8.29
Collar – 2010	HOUSTON SC	3,500		7.25		9.55
Collar – 2011	HOUSTON SC	3,500		8.25		11.65
Collar – 2012	HOUSTON SC	3,000		8.25		11.10
Swap – 2008	EL PASO PERMIAN	3,000	7.23
Swap – 2009	EL PASO PERMIAN	2,500	7.93
Swap – 2010	EL PASO PERMIAN	2,500	7.68
Swap – 2011	EL PASO PERMIAN	2,500	9.30
Swap – 2012	EL PASO PERMIAN	2,000	9.21

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

In addition, our floating rate credit facility exposes us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. In June 2008, we entered into four interest rate swaps to reduce our risk of changes in interest rates. As of June 30, 2008, we had entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Fixed Rate

July 2008 – July 2012	$20,000	4.248%
July 2008 – July 2012	35,000	4.220%
July 2008 – July 2012	35,000	4.250%
July 2008 – July 2012	35,000	4.220%

At June 30, 2008, the fair value associated with these oil and natural gas derivative instruments and interest rate swaps was a net liability of $177.6 million.

As of June 30, 2008, we had accumulated other comprehensive income (“AOCI”) of $0.9 million related to derivative instruments where we removed the hedge designation. We reclassified $0.6 million and $1.0 million during the three months ended June 30, 2008 and 2007, respectively, and $0.7 million and $1.7 million during the six months ended June 30, 2008 and 2007, respectively, from AOCI to “Gain on derivatives, net.” We anticipate that $0.9 million will be reclassified from AOCI during the next six months.

We recorded unrealized (losses) gains on the change in fair value of our derivative instruments in “(Loss) gain on mark-to-market derivatives, net” of $(118.7) million and $2.4 million during the three months ended June 30, 2008 and 2007, respectively, and $(159.1) million and $(6.0) million during the six months ended June 30, 2008 and 2007, respectively. In addition, we recorded net realized (losses) gains related to settlements of our derivative instruments in “(Loss) gain on mark-to-market derivatives, net.” of $(12.2) million and $1.8 million during the three months ended June 30, 2008 and 2007, respectively, and $(14.4) million and $4.0 million during the six months ended June 30, 2008 and 2007, respectively.

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

Balance as of December 31, 2007	$19,595
Accretion expense	606
Liabilities assumed in acquisition	1,037
Revisions in estimated cash flows	(28)
Balance as of June 30, 2008	$21,210

As of both June 30, 2008 and December 31, 2007, $0.1 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” on our condensed consolidated balance sheet.

NOTE 6. LONG-TERM DEBT

As of June 30, 2008, our credit facility consists of a $500.0 million senior secured revolving credit facility that expires in October 2012. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $50.0 million of available borrowing capacity for letters of credit. The facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.00 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of June 30, 2008, we were in compliance with all of the facility covenants.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 4.99% at June 30, 2008).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of June 30, 2008, the borrowing base was $325.0 million. The borrowing base is subject to scheduled redeterminations on a semi-annual basis with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

At June 30, 2008, we had $287.0 million outstanding under the facility.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

 On April 25, 2008, the board of directors of EV Management declared a $0.62 per unit distribution for the first quarter of 2008 on all common and subordinated units. The distribution of $10.1 million was paid on May 15, 2008 to unitholders of record at the close of business on May 8, 2008.

On July 24, 2008, the board of directors of EV Management declared a $0.70 per unit distribution for the second quarter of 2008 on all common and subordinated units. The distribution of $11.7 million is to be paid on August 14, 2008 to unitholders of record at the close of business on August 5, 2007.

NOTE 9. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive (loss) income, net of related tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(99,524)	$11,957	$(124,196)	$9,355
Other comprehensive loss:
Reclassification adjustment into earnings	(604)	(947)	(662)	(1,694)
Comprehensive (loss) income	$(100,128)	$11,010	$(124,858)	$7,661

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. NET (LOSS) INCOME PER LIMITED PARTNER UNIT

We calculate net (loss) income per limited partner unit in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-06”). The computation of net (loss) income per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the period. Basic and diluted net (loss) income per limited partner unit is determined by dividing net (loss) income, after deducting the amount allocated to the general partner interest, by the weighted average number of outstanding limited partner units during the period.

The following sets forth the net (loss) income allocation in accordance with EITF 03-06:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(99,524)	$11,957	$(124,196)	$9,355
Less general partner’s 2% interest in net (loss) income	1,991	(239)	2,484	(187)
Net (loss) income available for limited partners	$(97,533)	$11,718	$(121,712)	$9,168

Weighted average common units outstanding (basic and diluted)
Common units (basic and diluted)	11,882	9,554	11,879	7,756
Subordinated units (basic and diluted)	3,100	3,100	3,100	3,100

Net (loss) income per limited partner unit (basic and diluted)	$(6.51)	$0.93	$(8.13)	$0.84

NOTE 11. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $1.3 million and $0.6 million in the three months ended June 30, 2008 and 2007, respectively, and $2.5 million and $1.0 million in the six months ended June 30, 2008 and 2007, respectively, in monthly administrative fees for providing us general and administrative services. These fees are included in general and administrative expenses in our condensed consolidated statement of operations.

On January 31, 2007, we acquired natural gas properties in Michigan for $69.5 million, net of cash acquired, from certain institutional partnerships managed by EnerVest, and on March 30, 2007, we acquired additional natural gas properties in the Monroe Field in Louisiana from an institutional partnership managed by EnerVest for $95.4 million (see Note 3).

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest $2.2 million and $1.6 million in the three months ended June 30, 2008 and 2007, respectively, and $4.4 million $2.4 million in the six months ended June 30, 2008 and 2007, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. These costs are included in lease operating expenses in our condensed consolidated statement of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners. We believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market.

During the three months ended March 31, 2007, we sold $1.3 million of natural gas to EnerVest Monroe Marketing, Ltd. (“EnerVest Monroe Marketing”), a subsidiary of one of the EnerVest partnerships. On March 30, 2007, we acquired EnerVest Monroe Marketing in our acquisition of natural gas properties in the Monroe Field in Louisiana (see Note 3).

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows:

	Six Months Ended June 30,
	2008	2007
Supplemental cash flows information:
Cash paid for interest	$7,270	$2,157
Cash paid for income taxes	54	–

Non–cash transactions:
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	382	(517)

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

The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2008 Using:
	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$(177,632)	$–	$(177,632)	$–

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

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources for accounting principles and the framework for selecting the principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchanges Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

NOTE 14. SUBSEQUENT EVENT

In August 2008, we entered into four agreements to acquire oil and natural gas properties in the San Juan Basin, the Mid-Continent area (Oklahoma, Texas Panhandle and Kansas), Eastland County, Texas and West Virginia for $202.7 million. We are acquiring the San Juan Basin oil and natural gas properties from institutional partnerships managed by EnerVest and the West Virginia natural gas properties from EnerVest. In addition, we are acquiring the Mid-Continent area oil and natural gas properties from a company sponsored by investment funds formed by EnCap Investments, L.P. (“EnCap”). These acquisitions, which have been approved by the board of directors of EV Management, are expected to close between the end of August and mid-September, and are subject to customary closing conditions and purchase price adjustments.

We plan to initially finance these acquisitions with borrowings under an amended and restated credit facility. We have agreed with EnerVest that it will receive its share of the net proceeds, estimated to be approximately $35.0 million, in our common units based on the volume weighted average price of the common units from August 7, 2008 through August 14, 2008; however, in order to receive common units, EnerVest must receive the consent of the investors in its institutional partnerships. If EnerVest does not receive the consent, only approximately $5.0 million of the estimated proceeds to EnerVest will be paid in common units, and the balance will be paid in cash.

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

In May 2008, we acquired oil properties in South Central Texas for $17.5 million (the “Charlotte acquisition”). The acquisition was primarily funded with borrowings under our credit facility.

In August 2008, we entered into four agreements to acquire oil and natural gas properties in the San Juan Basin, the Mid-Continent area (Oklahoma, Texas Panhandle and Kansas), Eastland County, Texas and West Virginia for $202.7 million. We are acquiring the San Juan Basin oil and natural gas properties from institutional partnerships managed by EnerVest and the West Virginia natural gas properties from EnerVest. In addition, we are acquiring the Mid-Continent area oil and natural gas properties from a company sponsored by investment funds formed by EnCap. These acquisitions, which have been approved by the board of directors of EV Management, are expected to close between the end of August and mid-September, and are subject to customary closing conditions and purchase price adjustments.

We plan to initially finance these acquisitions with borrowings under an amended and restated credit facility. We have agreed with EnerVest that it will receive its share of the net proceeds, estimated to be approximately $35.0 million, in our common units based on the volume weighted average price of the common units from August 7, 2008 through August 14, 2008; however, in order to receive common units, EnerVest must receive the consent of the investors in its institutional partnerships. If EnerVest does not receive the consent, only approximately $5.0 million of the estimated proceeds to EnerVest will be paid in common units, and the balance will be paid in cash.

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

•
in October, we acquired oil and natural gas properties in the Permian Basin from Plantation Operating, LLC, a company sponsored by investment funds formed by EnCap (the “Plantation acquisition”) for $154.7 million; and

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

As of June 30, 2008, we are a party to derivative agreements, and we intend to enter into derivative agreements in the future to reduce the impact of oil and natural gas price volatility on our cash flows. By removing a significant portion of our price volatility on our future oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Production data:
Oil (MBbls)	97	32	190	63
Natural gas liquids (MBbls)	135	3	259	3
Natural gas (MMcf)	3,403	2,143	7,020	3,301
Net production (MMcfe)	4,797	2,352	9,712	3,698
Average sales price per unit:
Oil (Bbl)	$121.72	$60.93	$108.97	$57.77
Natural gas liquids (Bbl)	67.57	40.87	64.26	40.87
Natural gas (Mcf)	10.63	7.34	9.16	7.29
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.99	$1.79	$1.93	$1.76
Production taxes	0.54	0.20	0.48	0.23
Total	2.53	1.99	2.41	1.99
Depreciation, depletion and amortization	1.63	1.49	1.68	1.50
General and administrative expenses	0.74	0.91	0.72	1.01

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

Oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2008 totaled $57.1 million, an increase of $39.3 million compared with the three months ended June 30, 2007. This increase was primarily the result of $31.9 million related to the oil and natural gas properties that we acquired in the Charlotte, Anadarko, Plantation and Appalachia acquisitions and $9.9 million related to higher prices for oil, natural gas and natural gas liquids partially offset by a decrease of $2.5 million related to lower natural gas production primarily related to pipeline curtailments at our natural gas properties in the Monroe Field. These curtailments reduced production from the Monroe Field during the three months ended June 30, 2008 by approximately 166 Mmcf (an average of approximately 3.3 Mmcf per day during the period of curtailment). These curtailments are currently expected to continue into the fourth quarter of 2008; however, during any period of significant curtailment, we are contractually entitled to receive payment from the purchaser for the amount of natural gas production that has been curtailed, subject to the purchaser recouping such amounts out of a percentage of future production during periods when such production is not curtailed.

Transportation and marketing-related revenues for the three months ended June 30, 2008 decreased $1.1 million compared with the three months ended June 30, 2007 primarily due to a decrease in volume of natural gas transported through our gathering systems in the Monroe Field.

Lease operating expenses for the three months ended June 30, 2008 increased $5.3 million compared with the three months ended June 30, 2007 primarily as the result of $5.1 million of lease operating expenses associated with the oil and natural gas properties that we acquired in the Charlotte, Anadarko, Plantation and Appalachia acquisitions. Lease operating expenses per Mcfe were $1.99 in the three months ended June 30, 2008 compared with $1.79 in the three months ended June 30, 2007. This increase is primarily the result of the Charlotte, Anadarko, Plantation and Appalachia acquisitions having lease operating expenses of $1.91 per Mcfe for the three months ended June 30, 2008 and higher lease operating expenses per Mcfe for the three months ended June 30, 2008 at our natural gas properties in the Monroe Field due to the effect of curtailments.

The cost of purchased natural gas for the three months ended June 30, 2008 decreased $1.0 million compared with the three months ended June 30, 2007 primarily due to a decrease in the volume of natural gas that we purchased and transported through our gathering systems in the Monroe Field.

Production taxes for the three months ended June 30, 2008 increased $2.1 million compared with the three months ended June 30, 2007 primarily as the result of $1.9 million of production taxes associated with the oil and natural gas properties that we acquired in the Charlotte, Anadarko, Plantation and Appalachia acquisitions. Production taxes for the three months ended June 30, 2008 were $0.54 per Mcfe compared with $0.20 per Mcfe for the three months ended June 30, 2007. This increase is primarily the result of the Charlotte, Anadarko, Plantation and Appalachia acquisitions having production taxes of $0.70 per Mcfe for the three months ended June 30, 2008.

Depreciation, depletion and amortization for the three months ended June 30, 2008 increased $4.3 million compared with the three months ended June 30, 2007 primarily due the oil and natural gas properties that we acquired in the Charlotte, Anadarko, Plantation and Appalachia acquisitions. Depreciation, depletion and amortization for the three months ended June 30, 2008 was $1.63 per Mcfe compared with $1.49 per Mcfe for the three months ended June 30, 2007. This increase is primarily due to the oil and natural gas properties that we acquired in the Charlotte, Anadarko, Plantation and Appalachia acquisitions having depreciation, depletion and amortization of $1.85 per Mcfe for the three months ended June 30, 2008.

General and administrative expenses for the three months ended June 30, 2008 totaled $3.6 million, an increase of $1.4 million compared with the three months ended June 30, 2007. This increase is primarily the result of (i) an increase of $0.6 million of fees paid to EnerVest under the omnibus agreement, (ii) an increase of $0.5 million in compensation cost related to our phantom units, (iii) an increase of $0.2 million in audit and tax costs and (iv) an overall increase in costs related to our significant growth. General and administrative expenses were $0.74 per Mcfe in the three months ended June 30, 2008 compared with $0.91 per Mcfe in the three months ended June 30, 2007.

Due to the significant increase in oil, natural gas and natural gas liquids prices, (loss) gain on mark-to-market derivatives, net for the three months ended June 30, 2008 included $12.2 million of net realized losses and $118.7 million of unrealized losses on the mark-to-market of derivatives.

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

Oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2008 totaled $101.7 million, an increase of $73.8 million compared with the six months ended June 30, 2007. This increase was primarily the result of (i) $65.6 million related to the oil and natural gas properties that we acquired in the Charlotte acquisition and the 2007 acquisitions, (ii) $7.9 million related to higher prices for oil, natural gas liquids and natural gas and (iii) $0.3 million related to higher production.

Transportation and marketing-related revenues for the six months ended June 30, 2008 increased $0.9 million compared with the six months ended June 30, 2007 primarily due to transportation and marketing-related revenues from the Monroe acquisition partially offset by a decrease in the volume of natural gas transported through our gathering systems.

Lease operating expenses for the six months ended June 30, 2008 increased $12.2 million compared with the six months ended June 30, 2007 primarily as the result of $12.1 million of lease operating expenses associated with the oil and natural gas properties that we acquired in the Charlotte acquisition and the 2007 acquisitions. Lease operating expenses per Mcfe were $1.93 in the six months ended June 30, 2008 compared with $1.76 in the six months ended June 30, 2007. This increase is primarily the result of the Charlotte acquisition and the 2007 acquisitions having lease operating expenses of $2.02 per Mcfe for the six months ended June 30, 2008.

The cost of purchased natural gas for the six months ended June 30, 2008 increased $0.5 million compared with the six months ended June 30, 2007 primarily due to costs from the Monroe acquisition partially offset by a decrease in the volume of natural gas that we purchased.

Production taxes for the six months ended June 30, 2008 increased $3.8 million compared with the six months ended June 30, 2007 primarily as the result of $3.6 million of production taxes associated with the oil and natural gas properties that we acquired in the Charlotte acquisition and the 2007 acquisitions. Production taxes for the six months ended June 30, 2008 were $0.48 per Mcfe compared with $0.23 per Mcfe for the six months ended June 30, 2007. This increase is primarily the result of the Charlotte acquisition and the 2007 acquisitions having production taxes of $0.60 per Mcfe for the six months ended June 30, 2008.

Depreciation, depletion and amortization for the six months ended June 30, 2008 increased $10.8 million compared with the six months ended June 30, 2007 primarily due to the oil and natural gas properties that we acquired in the Charlotte acquisition and the 2007 acquisitions. Depreciation, depletion and amortization for the six months ended June 30, 2008 was $1.68 per Mcfe compared with $1.50 per Mcfe for the six months ended June 30, 2007. This increase is primarily due to the oil and natural gas properties that we acquired in the Charlotte acquisition and the 2007 acquisitions having depreciation, depletion and amortization of $1.84 per Mcfe for the six months ended June 30, 2008.

General and administrative expenses for the six months ended June 30, 2008 totaled $7.0 million, an increase of $3.3 million compared with the six months ended June 30, 2007. This increase is primarily the result of (i) an increase of $1.4 million of fees paid to EnerVest under the omnibus agreement, (ii) an increase of $0.7 million in compensation cost related to our phantom units, (iii) an increase of $0.6 million in audit and tax costs and (iv) an overall increase in costs related to our significant growth. General and administrative expenses were $0.72 per Mcfe in the six months ended June 30, 2008 compared with $1.01 per Mcfe in the six months ended June 30, 2007.

Due to the significant increase in oil, natural gas and natural gas liquids prices, (loss) gain on mark-to-market derivatives, net for the six months ended June 30, 2008 included $14.4 million of net realized losses and $159.1 million of unrealized losses on the mark-to-market of derivatives.

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

Available Credit Facility

We have a $500.0 million senior secured credit facility that expires in October 2012. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $50.0 million of available borrowing capacity for letters of credit. The facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of June 30, 2008, we were in compliance with all of the facility covenants.

Borrowings under the facility will bear interest at a floating rate based on, at our election, a base rate or the London Inter-Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding. The amount of borrowings that we may have outstanding is subject to scheduled redeterminations on a semi-annual basis with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties. As of June 30, 2008, the borrowing base was $325.0 million.

At June 30, 2008, we had $287.0 million outstanding under the facility.

Cash Flows

Cash flows provided (used) by type of activity were as follows:

	Six Months Ended June 30,
	2008	2007
Operating activities	$38,369	$21,069
Investing activities	(31,088)	(262,046)
Financing activities	(2,994)	252,403

Operating Activities

Cash flows from operating activities provided $38.4 million and $21.1 million in the six months ended June 30, 2008 and 2007, respectively. The increase reflects our significant growth primarily as a result of our acquisitions.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During the six months ended June 30, 2008, we spent $17.5 million on the Charlotte acquisition and $13.6 million for the development of our oil and natural gas properties. During the six months ended June 30, 2007, we spent $258.9 million for the Michigan, Monroe and Anadarko acquisitions and $3.1 million for the development of our oil and natural gas properties.

Financing Activities

During the six months ended June 30, 2008, we borrowed $17.0 million to finance the Charlotte acquisition and we paid distributions of $19.9 million to our general partners and holders of our common and subordinated units.

During the six months ended June 30, 2007, we received net proceeds of $219.9 million from our private equity offerings in February and June 2007. From these net proceeds, we repaid $196.4 million of borrowings outstanding under our credit facility. We borrowed $243.4 million under our credit facility to finance the Michigan, Monroe and Anadarko acquisitions. We paid $8.5 million of distributions to holders of our common and subordinated units. In addition, we recorded deemed distributions of $5.8 million related to the difference between the purchase price allocations and the amounts paid for the Michigan and Monroe acquisitions.

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

The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2008 Using:
	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative instruments	$(177,632)	$–	$(177,632)	$–

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources for accounting principles and the framework for selecting the principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchanges Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities expose us to risks associated with changes in the market price of oil and natural gas and as such, future earnings are subject to change due to changes in these market prices. We use derivative instruments to reduce our risk of changes in the prices of oil and natural gas. As of June 30, 2008, we had entered into oil and natural gas derivative instruments with the following terms:

Period Covered	Index	Hedged Volume per Day	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls):
Swaps – 2008	WTI	1,354	$76.27		$	$
Collar – 2008	WTI	125		62.00		73.95
Swaps – 2009	WTI	1,131	75.86
Collar – 2009	WTI	125		62.00		73.90
Swaps – 2010	WTI	1,150	74.91
Swap – 2011	WTI	150	98.55
Collar – 2011	WTI	1,100		110.00		166.45
Swap – 2012	WTI	150	98.25
Collar – 2012	WTI	1,000		110.00		170.85

Natural Gas (MMBtu):
Swaps – 2008	Dominion Appalachia	6,500	9.07
Swaps – 2009	Dominion Appalachia	4,400	8.79
Swaps – 2010	Dominion Appalachia	5,600	8.65
Swap – 2011	Dominion Appalachia	2,500	8.69
Collar – 2011	Dominion Appalachia	3,000		9.00		12.15
Collar – 2012	Dominion Appalachia	5,000		8.95		11.45
Swaps – 2008	NYMEX	4,000	8.85
Collars – 2008	NYMEX	6,000		7.67		10.25
Swaps – 2009	NYMEX	4,500	8.00
Collars – 2009	NYMEX	7,000		7.79		9.50
Swaps – 2010	NYMEX	7,500	8.44
Collar – 2010	NYMEX	1,500		7.50		10.00
Swaps – 2011	NYMEX	8,000	8.96
Swaps – 2012	NYMEX	8,000	9.77
Swaps – 2008	MICHCON_NB	3,500	8.16
Collar -2008	MICHCON_NB	2,000		8.00		9.55
Swaps – 2009	MICHCON_NB	5,000	8.27
Swap – 2010	MICHCON_NB	5,000	8.34
Collar – 2011	MICHCON_NB	4,500		8.70		11.85
Collar – 2012	MICHCON_NB	4,500		8.75		11.05
Swaps – 2008	HOUSTON SC	5,206	8.16
Swaps – 2009	HOUSTON SC	4,320	8.29
Collar – 2010	HOUSTON SC	3,500		7.25		9.55
Collar – 2011	HOUSTON SC	3,500		8.25		11.65
Collar – 2012	HOUSTON SC	3,000		8.25		11.10
Swap – 2008	EL PASO PERMIAN	3,000	7.23
Swap – 2009	EL PASO PERMIAN	2,500	7.93
Swap – 2010	EL PASO PERMIAN	2,500	7.68
Swap – 2011	EL PASO PERMIAN	2,500	9.30
Swap – 2012	EL PASO PERMIAN	2,000	9.21

In addition, our floating rate credit facility exposes us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. In June 2008, we entered into four interest rate swaps to reduce our risk of changes in interest rates. As of June 30, 2008, we had entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Fixed Rate

July 2008 – July 2012	$20,000	4.248%
July 2008 – July 2012	35,000	4.220%
July 2008 – July 2012	35,000	4.250%
July 2008 – July 2012	35,000	4.220%

We do not designate these or future derivative agreements as hedges for accounting purposes pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the changes in the fair value of these agreements are recognized currently in earnings. At June 30, 2008, the fair value associated with these derivative agreements was a net liability of $177.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

EV Energy Partners, L.P.
(Registrant)

Date: August 11, 2008	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

+31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1 Section 1350 Certification of Chief Executive Officer

+32.2 Section 1350 Certification of Chief Financial Officer
________________
+ Filed herewith