Form 10-K/A
period 2008-12-31
EV Energy Partners, LP
filed 2009-06-10
CIK 1361937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 on
FORM 10–K/A

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

This Amendment No. 1 on Form 10-K/A is being filed solely to amend and restate Exhibits 31.1 and 31.2 filed with the Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission on March 13, 2009 (the “Original 10-K”). This Amendment No. 1 on Form 10-K/A amends only the items stated above and does not otherwise update disclosures for events that occurred subsequent to the original filing date of the Original Form 10-K.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

All financial statement of the Registrant as set forth under Item 8 of the Original Form 10–K.

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

10.15
Omnibus Agreement Extension, dated December 17, 2008, by and between EnerVest, Ltd. and EV Energy GP, L.P. (Incorporated by reference from Exhibit 10.15 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 13, 2009).

21.1	Subsidiaries of EV Energy Partners, L.P. (Incorporated by reference from Exhibit 21.1 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 13, 2009)

23.1	Consent of Cawley, Gillespie & Associates, Inc. (Incorporated by reference from Exhibit 23.1 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 13, 2009)

23.2	Consent of Deloitte & Touche LLP(Incorporated by reference from Exhibit 23.2 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 13, 2009)

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

*      Management contract or compensatory plan or arrangement

+      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)
Date: June 10, 2009

By: /s/ MICHAEL E. MERCER

Michael E. Mercer
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

10.15
Omnibus Agreement Extension, dated December 17, 2008, by and between EnerVest, Ltd. and EV Energy GP, L.P. (Incorporated by reference from Exhibit 10.15 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 13, 2009).

21.1	Subsidiaries of EV Energy Partners, L.P. (Incorporated by reference from Exhibit 21.1 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 13, 2009)

23.1	Consent of Cawley, Gillespie & Associates, Inc. (Incorporated by reference from Exhibit 23.1 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 13, 2009)

23.2	Consent of Deloitte & Touche LLP(Incorporated by reference from Exhibit 23.2 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 13, 2009)

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

*      Management contract or compensatory plan or arrangement

+      Filed herewith