Form 10-Q/A
period 2009-03-31
EV Energy Partners, LP
filed 2009-06-10
CIK 1361937

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

This Amendment No. 1 on Form 10-Q/A is being filed solely to amend and restate Exhibits 31.1 and 31.2 filed with the Form 10-Q for the quarter ended March 31, 2009, previously filed with the Securities and Exchange Commission on May 11, 2009 (the “Original 10-Q”). This Amendment No. 1 on Form 10-Q/A amends only the items stated above and does not otherwise update disclosures for events that occurred subsequent to the original filing date of the Original Form 10-Q.

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

2

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

3

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

4