Form 10-Q
period 2009-06-30
EV Energy Partners, LP
filed 2009-08-10
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
YES ☐ NO ☑

As of August 7, 2009, the registrant had 17,155,471 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$24,040	$41,628
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	10,687	17,588
Related party	3,331	1,463
Other	1,253	3,278
Derivative asset	45,140	50,121
Prepaid expenses and other current assets	734	1,037
Total current assets	85,185	115,115

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; June 30, 2009, $96,308; December 31, 2008, $69,958	745,684	765,243
Other property, net of accumulated depreciation and amortization; June 30, 2009, $302; December 31, 2008, $284	161	180
Long–term derivative asset	82,244	96,720
Other assets	3,431	2,737
Total assets	$916,705	$979,995

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,610	$14,063
Deferred revenues	–	4,120
Derivative liability	490	2,115
Total current liabilities	10,100	20,298

Asset retirement obligations	35,210	33,787
Long–term debt	352,000	467,000
Other long–term liabilities	1,016	1,426

Commitments and contingencies (Note 9)

Owners’ equity	518,379	457,484
Total liabilities and owners’ equity	$916,705	$979,995

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Operations
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Oil, natural gas and natural gas liquids revenues	$25,156	$57,136	$51,163	$101,664
Gain on derivatives, net	–	604	–	662
Transportation and marketing–related revenues	1,832	3,309	5,050	6,480
Total revenues	26,988	61,049	56,213	108,806

Operating costs and expenses:
Lease operating expenses	9,507	9,552	20,654	18,714
Cost of purchased natural gas	975	2,803	2,451	5,415
Production taxes	1,216	2,606	2,643	4,628
Asset retirement obligations accretion expense	570	308	1,014	606
Depreciation, depletion and amortization	12,737	7,811	26,369	16,355
General and administrative expenses	4,098	3,571	8,351	7,024
Total operating costs and expenses	29,103	26,651	61,482	52,742

Operating (loss) income	(2,115)	34,398	(5,269)	56,064

Other (expense) income, net:
Realized gains (losses) on mark–to–market derivatives, net	19,037	(12,155)	36,760	(14,378)
Unrealized losses on mark–to–market derivatives, net	(44,500)	(118,734)	(17,832)	(159,087)
Interest expense	(3,968)	(3,069)	(6,844)	(6,827)
Other (expense) income, net	(52)	94	(44)	162
Total other (expense) income, net	(29,483)	(133,864)	12,040	(180,130)

(Loss) income before income taxes	(31,598)	(99,466)	6,771	(124,066)
Income taxes	(32)	(58)	(57)	(130)
Net (loss) income	$(31,630)	$(99,524)	$6,714	$(124,196)
General partner’s interest in net (loss) income,including incentive distribution rights	$1,063	$(981)	$3,183	$(831)
Limited partners’ interest in net (loss) income	$(32,693)	$(98,543)	$3,531	$(123,365)

Net (loss) income per limited partner unit (basic and diluted):	$(1.93)	$(6.58)	$0.21	$(8.24)

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statement of Changes in Owners’ Equity
(In thousands, except number of units)
(Unaudited)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2008	$432,031	$21,618	$3,835	$457,484
Conversion of 103,409 vested phantom units	1,706	–	–	1,706
Proceeds from public equity offering, net of underwriters discount	78,649	–	–	78,649
Offering costs	(219)	–	–	(219)
Contribution from general partner	–	–	1,641	1,641
Distributions	(19,735)	(4,660)	(3,255)	(27,650)
Equity–based compensation	54	–	–	54
Net income	5,103	1,477	134	6,714
Balance, June 30, 2009	$497,589	$18,435	$2,355	$518,379

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$6,714	$(124,196)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	1,014	606
Depreciation, depletion and amortization	26,369	16,355
Equity–based compensation cost	1,300	1,261
Amortization of deferred loan costs	526	144
Unrealized losses on derivatives, net	17,832	158,425
Other, net	148	–
Changes in operating assets and liabilities:
Accounts receivable	7,057	(19,099)
Prepaid expenses and other current assets	114	300
Other assets	(1)	(5)
Accounts payable and accrued liabilities	(1,796)	3,183
Deferred revenues	(4,120)	1,395
Other	35	–
Net cash flows provided by operating activities	55,192	38,369

Cash flows from investing activities:
Acquisition of oil and natural gas properties	–	(17,491)
Deposit on acquisition of oil and natural gas properties	(1,218)	–
Development of oil and natural gas properties	(8,983)	(13,597)
Net cash flows used in investing activities	(10,201)	(31,088)

Cash flows from financing activities:
Debt borrowings	–	17,000
Repayment of debt borrowings	(115,000)	–
Deferred loan costs	–	(125)
Proceeds from public equity offering, net of underwriters discount	78,649	–
Offering costs	(219)	–
Contribution from general partner	1,641	–
Distributions to partners	(27,650)	(19,869)
Net cash flows used in financing activities	(62,579)	(2,994)

(Decrease) increase in cash and cash equivalents	(17,588)	4,287
Cash and cash equivalents – beginning of period	41,628	10,220
Cash and cash equivalents – end of period	$24,040	$14,507

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Nature of Operations

EV Energy Partners, L.P. (“we,” “our,” “us” or the “Partnership”) is a publicly held limited partnership that engages in the acquisition, development and production of oil and natural gas properties.  Our general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of our general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company.  EV Management is a wholly owned subsidiary of EnerVest, Ltd. (“EnerVest”), a Texas limited partnership.  EnerVest and its affiliates also have a significant interest in the Partnership through their 71.25% ownership of EV Energy GP which, in turn, owns a 2% general partner interest in us and all of our incentive distribution rights.

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  We believe that the presentations and disclosures herein are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  These interim financial statements should be read in conjunction with our Annual Report on Form 10–K for the year ended December 31, 2008.

All intercompany accounts and transactions have been eliminated in consolidation.  In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

NOTE 2. SHARE–BASED COMPENSATION

EV Management has a long–term incentive plan (the “Plan”) for employees, consultants and directors of EV Management and its affiliates who perform services for us.  The Plan, as amended, allows for the award of unit options, phantom units, performance units, restricted units and deferred equity rights of the Partnership.  The aggregate amount of our common units that may be awarded under the Plan is 1.5 million units.  We account for our share–based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 – Revised 2004, Share–Based Payment (“SFAS 123(R)”).

Phantom Units

As of June 30, 2009, we had issued 0.5 million phantom units, and we had 0.3 million phantom units outstanding.  The phantom units are subject to graded vesting over a two to four year period.  On satisfaction of the vesting requirement, the holders of the phantom units are entitled, at our discretion, to either common units or a cash payment equal to the current value of the units.  We account for these phantom units as liability awards, and the fair value of the phantom units is remeasured at the end of each reporting period based on the current market price of our common units until settlement.  Prior to settlement, compensation cost is recognized for the phantom units based on the proportionate amount of the requisite service period that has been rendered to date.

We recognized compensation cost related to our phantom units of $0.6 million and $0.8 million in the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $1.3 million in the six months ended June 30, 2009 and 2008, respectively.  These costs are included in “General and administrative expenses” in our condensed consolidated statement of operations.  As of June 30, 2009, there was $4.6 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 2.9 years.

In January 2009, 0.1 million phantom units vested and were converted to common units at a fair value of $1.7 million.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Performance Units

In March 2009, we issued 0.3 million performance units to certain employees and executive officers of EV Management and its affiliates.  These performance units vest 25% each year beginning in January 2010 subject to our common units achieving certain market prices.

We account for these performance units as equity awards, and we estimated the fair value of these performance units using the Monte Carlo simulation model.  The following assumptions were used to estimate the weighted average fair value of the performance units:

Weighted average fair value of performance units	$2.37
Expected volatility	56.725%
Risk–free interest rate	1.911%
Expected quarterly distribution amount (1)	$0.751
Expected life	2.85
_____________
(1)	The fair value of the performance units assumes that the expected quarterly distribution amount will increase at a 3% annual compound growth rate over the five year term of the performance units.

We recognized compensation cost related to our performance units of $0.1 million and $0.1 million in the three months and six months ended June 30, 2009.  These costs are included in “General and administrative expenses” in our condensed consolidated statements of operations.  As of June 30, 2009, there was $0.6 million of total unrecognized compensation cost related to unnvested performance units which is expected to be recognized over a weighted average period of 3.6 years.

In the three months ended June 30, 2009, the performance criterion was achieved with respect to 0.1 million of the performance units and the units will vest 25% each year beginning January 15, 2010.

NOTE 3. ACQUISITIONS

In May 2008, we acquired oil properties in South Central Texas for $17.5 million, and in August 2008, we acquired oil and natural gas properties in Michigan, Central and East Texas, the Mid-Continent area (Oklahoma, Texas Panhandle and Kansas) and Eastland County, Texas for $58.8 million.  These acquisitions were primarily funded with borrowings under our credit facility.

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

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, long–term debt and derivatives.  Our derivatives are recorded at fair value (see Note 6).  The carrying amount of our other financial instruments other than debt approximates fair value because of the short–term nature of the items.  The carrying value of our debt approximates fair value because the facility’s interest rate approximates current market rates.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5. RISK MANAGEMENT

Our business activities expose us to risks associated with changes in the market price of oil and natural gas.  In addition, our floating rate credit facility exposes us to risks associated with changes in interest rates.  As such, future earnings are subject to fluctuation due to changes in both the market price of oil and natural gas and interest rates.  We use derivatives to reduce our risk of changes in the prices of oil and natural gas and interest rates.  Our policies do not permit the use of derivatives for speculative purposes.

We have elected not to designate any of our derivatives as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Changes in the fair value of our derivatives are recorded immediately to net income as “Unrealized losses on mark–to–market derivatives, net” in our condensed consolidated statements of operations.

As of June 30, 2009, we had entered into oil and natural gas commodity contracts with the following terms:

Period Covered	Index	Hedged Volume per Day	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls):
Swaps – 2009	WTI	1,772	$93.21	$	$
Collar – 2009	WTI	125		62.00		73.90
Swaps – 2010	WTI	1,725	90.84
Swaps – 2011	WTI	480	109.38
Collar – 2011	WTI	1,100		110.00		166.45
Swaps – 2012	WTI	460	108.76
Collar – 2012	WTI	1,000		110.00		170.85
Swap – 2013	WTI	500	72.50

Natural Gas (MMBtus):
Swaps – 2009	Dominion Appalachia	6,400	9.03
Swaps – 2010	Dominion Appalachia	5,600	8.65
Swap – 2011	Dominion Appalachia	2,500	8.69
Collar – 2011	Dominion Appalachia	3,000		9.00		12.15
Collar – 2012	Dominion Appalachia	5,000		8.95		11.45
Swaps – 2009	NYMEX	9,000	8.05
Collars – 2009	NYMEX	7,000		7.79		9.50
Put – 2009	NYMEX	5,000		4.00
Swaps – 2010	NYMEX	15,300	8.10
Collar – 2010	NYMEX	1,500		7.50		10.00
Swaps – 2011	NYMEX	14,300	8.31
Swaps – 2012	NYMEX	14,300	8.73
Swap – 2013	NYMEX	4,000	7.50
Swaps – 2009	MICHCON_NB	5,000	8.27
Swap – 2010	MICHCON_NB	5,000	8.34
Collar – 2011	MICHCON_NB	4,500		8.70		11.85
Collar – 2012	MICHCON_NB	4,500		8.75		11.05
Swaps – 2009	HOUSTON SC	5,478	8.25
Collar – 2010	HOUSTON SC	3,500		7.25		9.55
Collar - 2011	HOUSTON SC	3,500		8.25		11.65
Collar – 2012	HOUSTON SC	3,000		8.25		11.10
Swaps – 2009	EL PASO PERMIAN	3,500	7.80
Swap – 2010	EL PASO PERMIAN	2,500	7.68
Swap – 2011	EL PASO PERMIAN	2,500	9.30
Swap – 2012	EL PASO PERMIAN	2,000	9.21
Swap – 2013	EL PASO PERMIAN	3,000	6.77
Swap – 2013	SAN JUAN BASIN	3,000	6.66

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of June 30, 2009, we had also entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
July 2009 – September 2012	$40,000	1 Month LIBOR	2.145%
July 2009 – July 2012	35,000	1 Month LIBOR	4.043%
July 2009 – July 2012	40,000	1 Month LIBOR	4.050%
July 2009 – July 2012	70,000	1 Month LIBOR	4.220%
July 2009 – July 2012	20,000	1 Month LIBOR	4.248%
July 2009 – July 2012	35,000	1 Month LIBOR	4.250%

At June 30, 2009, the fair value of these derivatives was as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Oil and natural gas commodity contracts	$138,490	$160,706	$–	$–
Interest rate swaps	–	–	11,596	15,980
Total fair value	138,490	160,706	11,596	15,980
Netting arrangements	(11,106)	(13,865)	(11,106)	(13,865)
Net recorded fair value	$127,384	$146,841	$490	$2,115

Location of derivatives on our condensed consolidated balance sheets:
Derivative asset	$45,140	$50,121	$–	$–
Long–term derivative asset	82,244	96,720	–	–
Derivative liability	–	–	490	2,115
	$127,384	$146,841	$490	$2,115

The following table presents the impact of derivatives and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized gains (losses) on mark–to–mark derivatives, net:
Oil and natural gas commodity contracts	$21,162	$(12,155)	$40,734	$(14,378)
Interest rate swaps	(2,125)	–	(3,974)	–
Total	$19,037	$(12,155)	$36,760	$(14,378)

Unrealized (losses) gains on mark–to–market derivatives, net:
Oil and natural gas commodity contracts	$(48,986)	$(118,056)	$(22,216)	$(158,409)
Interest rate swaps	4,486	(678)	4,384	(678)
Total	$(44,500)	$(118,734)	$(17,832)	$(159,087)

During the three months and six months ended June 30, 2008, we reclassified $0.6 million and $0.7 million, respectively, from accumulated other comprehensive income to “Gain on derivatives, net” related to derivatives where we removed the hedge designation.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6. FAIR VALUE MEASUREMENTS

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

The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2009 Using:
	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$126,894	$–	$126,894	$–

Our estimates of fair value have been determined at discreet points in time based on relevant market data.  These estimates involve uncertainty and cannot be determined with precision.  There were no changes in valuation techniques or related inputs in the three months or six months ended June 30. 2009.

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

Balance as of December 31, 2008	$34,615
Accretion expense	1,014
Revisions in estimated cash flows	260
Payments to settle obligations	(58)
Balance as of June 30, 2009	$35,831

As of June 30, 2009 and December 31, 2008, $0.6 million and $0.8 million, respectively, of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our condensed consolidated balance sheets.

NOTE 8. LONG–TERM DEBT

As of June 30, 2009, our credit facility consists of a $700.0 million senior secured revolving credit facility that expires in October 2012.  Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries.  We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners.  We also may use up to $50.0 million of available borrowing capacity for letters of credit.  The facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.00 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0.  As of June 30, 2009, we were in compliance with all of the facility’s financial covenants.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.11% at June 30, 2009).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves.  The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.  In April 2009, our borrowing base was redetermined from $525.0 million to $465.0 million.  In connection with the redetermination, we wrote off $0.2 million of deferred loan costs.

We had $352.0 million and $467.0 million outstanding under the facility at June 30, 2009 and December 31, 2008, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business.  We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our condensed consolidated financial statements.

NOTE 10. OWNERS’ EQUITY

Units Outstanding

At June 30, 2009, owner’s equity consists of 17,155,471 common units and 3,100,000 subordinated units, collectively representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Issuance of Units

On June 16, 2009, we closed a public offering of 4.0 million of our common units at an offering price of $20.40 per common unit.  We received net proceeds of $80.1 million, including contributions of $1.6 million by our general partner to maintain its 2% interest in us, which was used to repay indebtedness outstanding under our credit facility.

Cash Distributions

The following sets forth the distributions we paid during the six months ended June 30, 2009:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 13, 2009	October 1, 2008 – December 31, 2008	$0.751	$13,814
May 15, 2009	January 1, 2009 – March 31, 2009	0.752	13,836
			$27,650

On July 28, 2009, the board of directors of EV Management declared a $0.753 per unit distribution for the second quarter of 2009 on all common and subordinated units.  The distribution of $17.3 million is to be paid on August 14, 2009 to unitholders of record at the close of business on August 7, 2009.

NOTE 11. NET (LOSS) INCOME PER LIMITED PARTNER UNIT

In March 2008, the FASB issued Emerging Issues Task Force 07-4, Application of the Two–Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07–4”), to provide guidance as to how current period earnings should be allocated between limited partners and a general partner when the partnership agreement contains incentive distribution rights.  We adopted EITF 07–4 on January 1, 2009.  In addition, EITF 07–4 is to be applied retrospectively for all financial statements presented.  Accordingly, we have retrospectively applied EITF 07–4 to the net loss per limited partner unit calculations for the three months and six months ended June 30, 2008.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Under EITF 07–4, net (loss) income for the current reporting period is to be reduced (increased) by the amount of available cash that will be distributed to the limited partners, the general partner and the holders of the incentive distribution rights for that reporting period.  The undistributed earnings, if any, are then allocated to the limited partners, the general partner and the holders of the incentive distribution rights in accordance with the terms of the partnership agreement.  Our partnership agreement does not allow for the distribution of undistributed earnings to the holders of the incentive distribution rights, as it limits distributions to the holders of the incentive distribution rights to available cash as defined in the partnership agreement.  Basic and diluted net (loss) income per limited partner unit is determined by dividing net (loss) income, after deducting the amount allocated to the general partner and the holders of the incentive distribution rights, by the weighted average number of outstanding limited partner units during the period.

The following sets forth the net (loss) income allocation in accordance with EITF 07–4:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(31,630)	$(99,524)	$6,714	$(124,196)
Less:
Incentive distribution rights	(1,696)	(1,009)	(3,049)	(1,652)
General partner’s 2% interest in net loss (income)	633	1,990	(134)	2,483
Net (loss) income available for limited partners	$(32,693)	$(98,543)	$3,531	$(123,365)

Weighted average limited partner units outstanding (basic and diluted):
Common units	13,794	11,882	13,456	11,879
Subordinated units	3,100	3,100	3,100	3,100
Performance units (1)	32	–	16	–
Total	16,926	14,982	16,572	14,979

Net (loss) income per limited partner unit (basic and diluted)	$(1.93)	$(6.58)	$0.21	$(8.24)
_____________
(1)
In accordance with FASB Staff Position (“FSP”) EITF 03–6–1, Determining Whether Instruments Granted in Share–Based Payment Transactions Are Participating Securities (“FSP EITF 03–6–1”), the earned but unvested performance units are considered to be participating securities under SFAS No. 128, Earnings per Share, and, accordingly, are now included in the basic computation as such.

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $1.9 million and $1.3 million in the three months ended June 30, 2009 and 2008, respectively, and $3.8 million and $2.5 million in the six months ended June 30, 2009 and 2008, respectively, in monthly administrative fees for providing us general and administrative services.  These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis.  These fees are included in “General and administrative expenses” in our condensed consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest.  We reimbursed EnerVest $2.4 million and $2.2 million in the three months ended June 30, 2009 and 2008, respectively, and $5.0 million and $4.4 million in the six months ended June 30, 2009 and 2008, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties.  As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis.  These costs are included in “Lease operating expenses” in our condensed consolidated statements of operations.  Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

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

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows:

	Six Months Ended June 30,
	2009	2008
Supplemental cash flows information:
Cash paid for interest	$6,714	$7,270
Cash paid for income taxes	114	54

Non–cash transactions:
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	687	2,597

NOTE 14. NEW ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to replace SFAS No. 141, Business Combinations.  SFAS No. 141(R) retains the acquisition method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  We adopted SFAS No. 141(R) on January 1, 2009.  The adoption of SFAS No. 141(R) has not yet impacted our condensed consolidated financial statements; however, our condensed consolidated financial statements will be impacted to the extent we acquire oil and natural gas properties in a purchase business combination in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and how they affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted the disclosure requirements of SFAS No. 161 on January 1, 2009 (see Note 5).

In June 2008, the FASB issued FSP EITF 03–6–1, Determining Whether Instruments Granted in Share–Based Payment Transactions Are Participating Securities (“FSP EITF 03–6–1”), to clarify that instruments granted in share–based payment transactions that entitle their holders to receive non–forfeitable dividends prior to vesting should be considered participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two–class method.  We adopted FSP EITF 03–6–1 on January 1, 2009 (see Note 11).

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

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In April 2009, the FASB issued FSP FAS 107–1 and APB 28–1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107–1 and APB –1”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107–1 and APB 28–1 is effective for interim or financial periods ending after June 15, 2009.  We adopted FSP FAS 107–1 and APB 28–1 in our interim period ending June 30, 2009 (see Notes 4 and 6).

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or financial periods ending after June 15, 2009.  We adopted SFAS No. 165 in our interim period ending June 30, 2009 (see Note 15).

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140, to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS No. 166 is effective for financial years beginning after November 15, 2009.  We will adopt SFAS No. 166 on January 1, 2010, and we do not expect the adoption to have an impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No 46(R), to amend the consolidation guidance applicable to variable interest entities.  SFAS No. 167 is effective for financial years beginning after November 15, 2009.  We will adopt SFAS No. 167 on January 1, 2010, and we do not expect the adoption to have an impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then existing non–SEC accounting and reporting standards.  All other non grandfathered non–SEC accounting literature not included in the Codification will become non authoritative.  SFAS No. 168 is effective for interim or financial periods ending September 15, 2009.  We will adopt SFAS No. 168 on October 1, 2009, and we do not expect the adoption to have an impact on our condensed consolidated financial statements.

NOTE 15. SUBSEQUENT EVENT

In July 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Austin Chalk area in Central and East Texas.  We acquired a 15.15% interest in these properties for $11.9 million, less the $1.2 million deposit that we made in May 2009.  The closing of the acquisition is subject to customary post–closing adjustments.  The acquisition was funded with cash on hand.

In July 2009, we announced that we, along with certain institutional partnerships managed by EnerVest, have signed an agreement to acquire additional oil and natural gas properties in the Austin Chalk area in Central and East Texas.  We will acquire a 15.15% interest in these properties for $5.3 million.  The acquisition is expected to close by September 1, 2009, and is subject to customary closing conditions and purchase price adjustments.

We evaluated subsequent events through August 10, 2009, the date our condensed consolidated financial statements were issued.

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

Our properties are located in the Appalachian Basin (primarily in Ohio and West Virginia), Michigan, the Monroe Field in Northern Louisiana, Central and East Texas (which includes the Austin Chalk area), the Permian Basin, the San Juan Basin and the Mid–Continent areas in Oklahoma, Texas, Kansas and Louisiana.

CURRENT DEVELOPMENTS

In June 2009, we closed a public offering of 4.0 million of our common units at an offering price of $20.40 per common unit.  We received net proceeds of $80.1 million, including contributions of $1.6 million by our general partner to maintain its 2% interest in us, which was used to repay indebtedness outstanding under our credit facility.

As of June 30, 2009, we have repaid indebtedness outstanding under our credit facility by $115.0 million, reducing the amount outstanding from $467.0 million to $352.0 million.

In July 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Austin Chalk area in Central and East Texas.  We acquired a 15.15% interest in these properties for $11.9 million, less the $1.2 million deposit we made in May 2009.  This acquisition was funded with cash on hand.

In July 2009, we announced that we, along with certain institutional partnerships managed by EnerVest, have signed an agreement to acquire additional oil and natural gas properties in the Austin Chalk area in Central and East Texas.  We will acquire a 15.15% interest in these properties for $5.3 million.  The acquisition is expected to close by September 1, 2009, and is subject to customary closing conditions and purchase price adjustments.

On July 28, 2009, the board of directors of EV Management declared a $0.753 per unit distribution for the second quarter of 2009 on all common and subordinated units.  The distribution of $17.3 million is to be paid on August 14, 2009 to unitholders of record at the close of business on August 7, 2009.

BUSINESS ENVIRONMENT

Our primary business objective is to provide stability and growth in cash distributions per unit over time.  The amount of cash we can distribute on our units principally depends upon the amount of cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the prices at which we will sell our oil, natural gas liquids and natural gas production;

•	our ability to hedge commodity prices;

•	the amount of oil, natural gas liquids and natural gas we produce; and

•	the level of our operating and administrative costs.

The U.S. and other world economies are currently in a recession which has lasted well into 2009 and could continue for a significant period of time.  The primary effect of the recession on our business is reduced demand for oil and natural gas, which has contributed to the decline in oil and natural gas prices we receive for our production.  In response to the lower oil and natural gas prices, we, along with many other oil and natural gas companies, have considerably scaled back our drilling programs.

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

In order to mitigate the impact of changes in oil and natural gas prices on our cash flows, we are a party to derivative agreements, and we intend to enter into derivative agreements in the future to reduce the impact of oil and natural gas price volatility on our cash flows.  By removing a significant portion of this price volatility on our future oil and natural gas production through 2013, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods.  If the global recession continues, commodity prices may be depressed for an extended period of time, which could alter our acquisition and development plans, and adversely affect our growth strategy and ability to access additional capital in the capital markets.

The primary factors affecting our production levels are capital availability, our ability to make accretive acquisitions, the success of our drilling program and our inventory of drilling prospects.  In addition, we face the challenge of natural production declines.  As initial reservoir pressures are depleted, production from a given well decreases.  We attempt to overcome this natural decline through a combination of drilling and acquisitions.  Our future growth will depend on our ability to continue to add reserves in excess of production.  We will maintain our focus on the costs to add reserves through drilling and acquisitions as well as the costs necessary to produce such reserves.  Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals.  Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact our production, which may have an adverse effect on our revenues and, as a result, cash available for distribution.

We focus our efforts on increasing oil and natural gas reserves and production while controlling costs at a level that is appropriate for long–term operations.  Our future cash flows from operations are dependent upon our ability to manage our overall cost structure.

In the third quarter of 2008, third party natural gas liquids fractionation facilities in Mt. Belvieu, TX sustained damage from Hurricane Ike, which caused a reduction in the volume of natural gas liquids that were fractionated and sold during the third and fourth quarters of 2008.  In addition, these facilities underwent a mandatory five year turnaround during the fourth quarter of 2008.  As of June 30, 2009, we have fractionated and sold all of these natural gas liquids.

Acquisitions in 2008

In 2008, we completed the following acquisitions:

•	in May, we acquired oil properties in South Central Texas for $17.5 million;

•	in August, we acquired oil and natural gas properties in Michigan, Central and East Texas, the Mid-Continent area (Oklahoma, Texas Panhandle and Kansas) and Eastland County, Texas for $58.8 million;

•	in September, we issued 236,169 common units to EnerVest to acquire natural gas properties in West Virginia; and

•	in September, we acquired oil and natural gas properties in the San Juan Basin from institutional partnerships managed by EnerVest for $114.7 million in cash and 908,954 of our common units.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Production data:
Oil (MBbls)	127	97	254	190
Natural gas liquids (MBbls)	186	135	400	259
Natural gas (MMcf)	4,017	3,403	7,980	7,020
Net production (MMcfe)	5,893	4,797	11,903	9,712
Average sales price per unit:
Oil (Bbl)	$54.16	$121.72	$44.15	$108.97
Natural gas liquids (Bbl)	27.95	67.57	25.81	64.26
Natural gas (Mcf)	3.26	10.63	3.71	9.16
Mcfe	4.27	11.91	4.30	10.47
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.61	$1.99	$1.74	$1.93
Production taxes	0.21	0.54	0.22	0.48
Total	1.82	2.53	1.96	2.41
Depreciation, depletion and amortization	2.16	1.63	2.22	1.68
General and administrative expenses	0.69	0.74	0.70	0.72

Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

Oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2009 totaled $25.2 million, a decrease of $31.9 million compared with the three months ended June 30, 2008.  This decrease was primarily the result of a decrease of $36.4 million related to lower prices for oil, natural gas liquids and natural gas offset by an increase of $4.2 million related to the oil and natural gas properties that we acquired in 2008 and an increase of $0.3 million related to increased production from the oil and natural gas properties that we acquired prior to 2008.

Transportation and marketing–related revenues for the three months ended June 30, 2009 decreased $1.5 million compared with the three months ended June 30, 2008 primarily due to a decrease of $2.0 million related to lower prices for the natural gas that we transport through our gathering systems in the Monroe Field offset by an increase of $0.5 million related to the recognition of deferred revenues from the production curtailments in the Monroe Field in 2008.

Lease operating expenses for the three months ended June 30, 2009 were flat compared with the three months ended June 30, 2008 primarily as the result of $1.6 million of lease operating expenses associated with the oil and natural gas properties that we acquired in 2008 offset by a decrease of $1.6 million related to the oil and natural gas properties that we acquired prior to 2008.  Lease operating expenses per Mcfe were $1.61 in the three months ended June 30, 2009 compared with $1.99 in the three months ended June 30, 2008.  This decrease reflects the downward trend in operating costs throughout the oil and natural gas industry.

The cost of purchased natural gas for the three months ended June 30, 2009 decreased $1.8 million compared with the three months ended June 30, 2008 primarily due to lower prices for natural gas that we purchased and transported through our gathering systems in the Monroe Field.

Production taxes for the three months ended June 30, 2009 decreased $1.4 million compared with the three months ended June 30, 2008 primarily as the result of a decrease of $1.8 million in production taxes associated with our decreased oil, natural gas and natural gas liquids revenues offset by an increase of $0.4 million ($0.36 per Mcfe) in production taxes associated with the oil and natural gas properties that we acquired in 2008.  Production taxes for the three months ended June 30, 2009 were $0.21 per Mcfe compared with $0.54 per Mcfe for the three months ended June 30, 2008.

Depreciation, depletion and amortization for the three months ended June 30, 2009 increased $4.9 million compared with the three months ended June 30, 2008 primarily due to $2.3 million related to the oil and natural gas properties that we acquired in 2008 and $2.6 million related to the oil and natural gas properties that we acquired prior to 2008.  The increase in depreciation, depletion and amortization for the oil and natural gas properties that we acquired prior to 2008 is related to lower reserves at December 31, 2008 compared with December 31, 2007 due to falling prices.  Depreciation, depletion and amortization for the three months ended June 30, 2009 was $2.16 per Mcfe compared with $1.63 per Mcfe for the three months ended June 30, 2008.

General and administrative expenses for the three months ended June 30, 2009 totaled $4.1 million, an increase of $0.5 million compared with the three months ended June 30, 2008.  This increase is primarily the result of an increase of $0.6 million of fees paid to EnerVest under the omnibus agreement due to our acquisitions of oil and natural gas properties in 2008.  General and administrative expenses were $0.69 per Mcfe in the three months ended June 30, 2009 compared with $0.74 per Mcfe in the three months ended June 30, 2008.

Realized gains (losses) on mark–to–market derivatives, net represent the monthly cash settlements with our counterparties related to derivatives that matured during the period.  During the three months ended June 30, 2009, we received cash payments of $19.0 million from our counterparties as the contract prices for our derivatives exceeded the underlying market price for that period.  During the three months ended June 30, 2008, we made cash payments of $12.2 million to our counterparties as the contract prices for our derivatives were lower than the underlying market price for that period.

Unrealized losses on mark–to–market derivatives, net represent the change in the fair value of our open derivatives during the period.  In the three months ended June 30, 2009, the fair value of our open derivatives decreased from a net asset of $171.4 million at March 31, 2009 to a net asset of $126.9 million at June 30, 2009.  In the three months ended June 30, 2008, the fair value of our open derivatives increased from a net liability of $58.9 million at March 31, 2008 to a net liability of $177.6 million at June 30, 2008.

Interest expense for the three months ended June 30, 2009 increased $0.9 million compared with the three months ended June 30, 2008 primarily due to $1.4 million of additional interest expense from the increase in borrowings outstanding under our credit facility offset by $0.5 million due to lower weighted average effective interest rates in the three months ended June 30, 2009 compared with the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

Oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2009 totaled $51.2 million, a decrease of $50.5 million compared with the six months ended June 30, 2008.  This decrease was primarily the result of decreases of $59.0 million related to lower prices for oil, natural gas liquids and natural gas and $0.1 million related to decreased production at oil and natural gas properties that we acquired prior to 2008 offset by an increase of $8.6 million related to the oil and natural gas properties that we acquired in 2008.

Transportation and marketing–related revenues for the six months ended June 30, 2009 decreased $1.4 million compared with the six months ended June 30, 2008 primarily due to a decrease of $3.2 million related to lower prices for the natural gas that we transport through our gathering systems in the Monroe Field offset by an increase of $1.8 million related to the recognition of deferred revenues from the production curtailments in the Monroe Field in 2008.

Lease operating expenses for the six months ended June 30, 2009 increased $1.9 million compared with the six months ended June 30, 2008 primarily as the result of $4.8 million of lease operating expenses associated with the oil and natural gas properties that we acquired in 2008 offset by a decrease of $2.7 million related to the oil and natural gas properties that we acquired prior to 2008.  Lease operating expenses per Mcfe were $1.74 in the six months ended June 30, 2009 compared with $1.93 in the six months ended June 30, 2008.  This decrease reflects the downward trend in operating costs throughout the oil and natural gas industry.

The cost of purchased natural gas for the six months ended June 30, 2009 decreased $3.0 million compared with the six months ended June 30, 2008 primarily due to lower prices for natural gas that we purchased and transported through our gathering systems in the Monroe Field.

Production taxes for the six months ended June 30, 2009 decreased $2.0 million compared with the six months ended June 30, 2008 primarily as the result of a decrease of $2.9 million in production taxes associated with our decreased oil, natural gas and natural gas liquids revenues offset by an increase of $0.9 million ($0.38 per Mcfe) in production taxes associated with the oil and natural gas properties that we acquired in 2008.  Production taxes for the six months ended June 30, 2009 were $0.22 per Mcfe compared with $0.48 per Mcfe for the six months ended June 30, 2008.

Depreciation, depletion and amortization for the six months ended June 30, 2009 increased $10.0 million compared with the six months ended June 30, 2008 primarily due to $4.9 million related to the oil and natural gas properties that we acquired in 2008 and $5.1 million related to the oil and natural gas properties that we acquired prior to 2008.  The increase in depreciation, depletion and amortization for the oil and natural gas properties that we acquired prior to 2008 is related to lower reserves at December 31, 2008 compared with December 31, 2007 due to falling prices.  Depreciation, depletion and amortization for the six months ended June 30, 2009 was $2.22 per Mcfe compared with $1.68 per Mcfe for the six months ended June 30, 2008.

General and administrative expenses for the six months ended June 30, 2009 totaled $8.4 million, an increase of $1.3 million compared with the six months ended June 30, 2008.  This increase is primarily the result of an increase of $1.3 million of fees paid to EnerVest under the omnibus agreement due to our acquisitions of oil and natural gas properties in 2008.  General and administrative expenses were $0.70 per Mcfe in the six months ended June 30, 2009 compared with $0.72 per Mcfe in the six months ended June 30, 2008.

Realized gains (losses) represent the monthly cash settlements with our counterparties related to derivatives that matured during the period.  During the six months ended June 30, 2009, we received cash payments of $36.8 million from our counterparties as the contract prices for our derivatives exceeded the underlying market price for that period.  During the six months ended June 30, 2008, we made cash payments of $14.4 million to our counterparties as the contract prices for our derivatives were lower than the underlying market price for that period.

Unrealized losses on mark–to–market derivatives, net represent the change in the fair value of our open derivatives during the period.  In the six months ended June 30, 2009, the fair value of our open derivatives decreased from a net asset of $144.7 million at December 31, 2008 to a net asset of $126.9 million at June 30, 2009.  In the six months ended June 30, 2008, the fair value of our open derivatives increased from a net liability of $18.5 million at December 31, 2007 to a net liability of $177.6 million at June 30, 2008.

Interest expense for the six months ended June 30, 2009 was flat compared with the six months ended June 30, 2008 primarily due to $2.6 million of additional interest expense from the increase in borrowings outstanding under our credit facility offset by $2.6 million due to lower weighted average effective interest rates in the six months ended June 30, 2009 compared with the six months ended June 30, 2008.

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

Historically, our primary sources of liquidity and capital have been issuances of equity securities, borrowings under our credit facility and cash flows from operations, and our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our partners and working capital needs.  For 2009, we believe that cash on hand, net cash flows generated from operations and proceeds from our public offering will be adequate to fund our capital budget and satisfy our short–term liquidity needs.  We may also utilize various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund our acquisitions and long–term liquidity needs.  Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

In the past we accessed the equity markets to finance our significant acquisitions.  The financial markets are undergoing unprecedented disruptions, and many financial institutions have liquidity concerns prompting intervention from governments.  Such disruptions in the financial markets may limit our ability to access the public equity or debt markets.

Available Credit Facility

We have a $700.0 million facility that expires in October 2012.  Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries.  We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners.  We also may use up to $50.0 million of available borrowing capacity for letters of credit.  The facility contains certain covenants which, among other things, require the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0.  As of June 30, 2009, we were in compliance with all of the facility’s financial covenants.

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves.  The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.  The borrowing base is determined by each lender based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other matters that may vary by lender.  In April 2009, our borrowing base was redetermined from $525.0 million to $465.0 million.  In connection with the redetermination, we wrote off $0.2 million of deferred loan costs.

Borrowings under the facility will bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding.

At June 30, 2009, we had $352.0 million outstanding under the facility.

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

Cash and Short–term Investments

Current conditions in the financial markets also elevate the concern over our cash and short–term investments.  At June 30, 2009, we had $24.0 million of cash and short–term investments.  With regard to our short–term investments, we had $21.5 million invested in money market accounts with a major financial institution.

Counterparty Exposure

At June 30, 2009, our open commodity derivative contracts were in a net receivable position with a fair value of $126.9 million.  All of our commodity derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and we could incur a loss.  As of June 30, 2009, all of our counterparties have performed pursuant to their commodity derivative contracts.

Cash Flows

Cash flows provided (used) by type of activity were as follows:

	Six Months Ended June 30,
	2008	2008
Operating activities	$55,192	$38,369
Investing activities	(10,201)	(31,088)
Financing activities	(62,579)	(2,994)

Operating Activities

Cash flows from operating activities provided $55.2 million and $38.4 million in the six months ended June 30, 2009 and 2008, respectively.  The increase was primarily due to a decrease in working capital at June 30, 2009 compared with June 30, 2008.  The underlying drivers of the change in working capital are as follows:

•
A decrease in accounts receivable provided $7.1 million in cash in the six months ended June 30, 2009 compared with using $19.1 million in cash in the six months ended June 30, 2008.  This was due to prices for oil and natural gas decreasing in the six months ended June 30, 2009 compared with increasing in the six months ended June 30, 2008.

•
A decrease in accounts payable and accrued liabilities used $1.8 million in cash in the six months ended June 30, 2009 compared with providing $3.2 million in cash in the six months ended June 30, 2008.  This was due to the downward trend in operating costs in the oil and natural gas industry in the six months ended June 30, 2009 compared with the upward trend in operating costs in the oil and natural gas industry in the six months ended June 30, 2008.

•
A decrease in deferred revenues used $4.1 million in cash in the six months ended June 30, 2009 compared with providing $1.4 million in cash in the six months ended June 30, 2008.  This was due to the recognition of the remainder of the deferred revenues from the production curtailments in the Monroe Field in the six months ended June 30, 2009 compared with deferral of the revenues from the production curtailments in the Monroe Field in the six months ended June 30, 2008.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties.  During the six months ended June 30, 2009, we spent $9.0 million for the development of our oil and natural gas properties and $1.2 million for a deposit on our acquisition of oil and natural gas properties in July 2009.  During the six months ended June 30, 2008, we spent $17.5 million on the May 2008 acquisition of oil properties in South Central Texas and $13.6 million for the development of our oil and natural gas properties.

Financing Activities

During the six months ended June 30, 2009, we received net proceeds of $78.4 million from our public equity offering in June 2009 and $1.6 million from our general partner to maintain its 2% interest in us.  We repaid $115.0 million of borrowings outstanding under our credit facility, and we paid $27.7 million of distributions to our general partner and holders of our common and subordinated units.

During the six months ended June 30, 2008, we borrowed $17.0 million to finance the May 2008 acquisition of oil properties in South Central Texas, and we paid distributions of $19.9 million to our general partner and holders of our common and subordinated units.

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to replace SFAS No. 141, Business Combinations.  SFAS No. 141(R) retains the acquisition method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  We adopted SFAS No. 141(R) on January 1, 2009.  The adoption of SFAS No. 141(R) has not yet impacted our condensed consolidated financial statements; however, our condensed consolidated financial statements will be impacted to the extent we acquire oil and natural gas properties in a purchase business combination in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and how they affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted the disclosure requirements of SFAS No. 161 on January 1, 2009 (see Note 5).

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03–6–1, Determining Whether Instruments Granted in Share–Based Payment Transactions Are Participating Securities (“FSP EITF 03–6–1”), to clarify that instruments granted in share–based payment transactions that entitle their holders to receive non–forfeitable dividends prior to vesting should be considered participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two–class method.  We adopted FSP EITF 03–6–1 on January 1, 2009 (see Note 11).

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

In April 2009, the FASB issued FSP FAS 107–1 and APB 28–1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107–1 and APB –1”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107–1 and APB 28–1 is effective for interim or financial periods ending after June 15, 2009.  We adopted FSP FAS 107–1 and APB 28–1 in our interim period ending June 30, 2009 (see Notes 4 and 6).

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or financial periods ending after June 15, 2009.  We adopted SFAS No. 165 in our interim period ending June 30, 2009 (see Note 15).

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140, to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS No. 166 is effective for financial years beginning after November 15, 2009.  We will adopt SFAS No. 166 on January 1, 2010, and we do not expect the adoption to have an impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No 46(R), to amend the consolidation guidance applicable to variable interest entities.  SFAS No. 167 is effective for financial years beginning after November 15, 2009.  We will adopt SFAS No. 167 on January 1, 2010, and we do not expect the adoption to have an impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then existing non–SEC accounting and reporting standards.  All other non grandfathered non–SEC accounting literature not included in the Codification will become non authoritative.  SFAS No. 168 is effective for interim or financial periods ending September 15, 2009.  We will adopt SFAS No. 168 on October 1, 2009, and we do not expect the adoption to have an impact on our condensed consolidated financial statements.

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

We have entered into oil and natural gas commodity contracts to hedge significant amounts of our anticipated oil and natural gas production through 2013.  The amounts hedged through 2013 represent, on an Mcfe basis, approximately 63% of the production attributable to our estimated net proved reserves through 2013, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules.  Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

As of June 30, 2009, we had entered into oil and natural gas commodity contracts with the following terms:

Period Covered	Index	Hedged Volume per Day	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls):
Swaps – 2009	WTI	1,772	$93.21	$	$
Collar – 2009	WTI	125		62.00		73.90
Swaps – 2010	WTI	1,725	90.84
Swaps – 2011	WTI	480	109.38
Collar – 2011	WTI	1,100		110.00		166.45
Swaps – 2012	WTI	460	108.76
Collar – 2012	WTI	1,000		110.00		170.85
Swap – 2013	WTI	500	72.50

Natural Gas (MMBtus):
Swaps – 2009	Dominion Appalachia	6,400	9.03
Swaps – 2010	Dominion Appalachia	5,600	8.65
Swap – 2011	Dominion Appalachia	2,500	8.69
Collar – 2011	Dominion Appalachia	3,000		9.00		12.15
Collar – 2012	Dominion Appalachia	5,000		8.95		11.45
Swaps – 2009	NYMEX	9,000	8.05
Collars – 2009	NYMEX	7,000		7.79		9.50
Put – 2009	NYMEX	5,000		4.00
Swaps – 2010	NYMEX	15,300	8.10
Collar – 2010	NYMEX	1,500		7.50		10.00
Swaps – 2011	NYMEX	14,300	8.31
Swaps – 2012	NYMEX	14,300	8.73
Swap – 2013	NYMEX	4,000	7.50
Swaps – 2009	MICHCON_NB	5,000	8.27
Swap – 2010	MICHCON_NB	5,000	8.34
Collar – 2011	MICHCON_NB	4,500		8.70		11.85
Collar – 2012	MICHCON_NB	4,500		8.75		11.05
Swaps – 2009	HOUSTON SC	5,478	8.25
Collar – 2010	HOUSTON SC	3,500		7.25		9.55
Collar - 2011	HOUSTON SC	3,500		8.25		11.65
Collar – 2012	HOUSTON SC	3,000		8.25		11.10
Swaps – 2009	EL PASO PERMIAN	3,500	7.80
Swap – 2010	EL PASO PERMIAN	2,500	7.68
Swap – 2011	EL PASO PERMIAN	2,500	9.30
Swap – 2012	EL PASO PERMIAN	2,000	9.21
Swap – 2013	EL PASO PERMIAN	3,000	6.77
Swap – 2013	SAN JUAN BASIN	3,000	6.66

The fair value of our oil and natural gas commodity contracts at June 30, 2009 was a net asset of $138.5 million.  A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows on such instruments) of our oil and natural gas commodity contracts of approximately $25 million.

As of June 30, 2009, we had also entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
July 2009 – September 2012	$40,000	1 Month LIBOR	2.145%
July 2009 – July 2012	35,000	1 Month LIBOR	4.043%
July 2009 – July 2012	40,000	1 Month LIBOR	4.050%
July 2009 – July 2012	70,000	1 Month LIBOR	4.220%
July 2009 – July 2012	20,000	1 Month LIBOR	4.248%
July 2009 – July 2012	35,000	1 Month LIBOR	4.250%

The fair value of our interest rate swaps at June 30, 2009 was a net liability of $11.6 million.

If interest rates on our facility increased by 1%, interest expense for the six months ended June 30, 2009 would have increased by approximately $2 million.

We do not designate these or future derivative agreements as hedges for accounting purposes pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, the changes in the fair value of these agreements are recognized currently in earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

1.1
Underwriting Agreement dated as of June 11, 2009 among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc., Raymond James & Associates, Inc. and RBC Capital Markets Corporation, as representative of the several underwriters named therein (Incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on June 15, 2009).

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

EV Energy Partners, L.P.
(Registrant)

Date: August 10, 2009	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

1.1
Underwriting Agreement dated as of June 11, 2009 among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, and Wachovia Capital Markets, LLC, Citigroup Global Markets Inc., Raymond James & Associates, Inc. and RBC Capital Markets Corporation, as representative of the several underwriters named therein (Incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on June 15, 2009).

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