Form 10-K
period 2009-12-31
EV Energy Partners, LP
filed 2010-03-16
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10–K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to the Form 10–K.  ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.  Check one:

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
YES ☐ NO ☑

The aggregate market value of the common units held by non–affiliates at June 30, 2009 based on the closing price on the NASDAQ Global Market on June 30, 2009 was $307,007,112.

As of March 1, 2010, the registrant had 27,060,313 common units outstanding.

Table of Contents

GLOSSARY OF OIL AND NATURAL GAS TERMS

Bbl. One stock tank barrel or 42 U.S. gallons liquid volume of oil or other liquid hydrocarbons.

Bcf. One billion cubic feet of natural gas.

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

Completion.  Installation of permanent equipment for production of oil or gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.

Condensate. A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

Developed oil and gas reserves. Reserves of any category that can be expected to be recovered:

•	through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well, and

•	through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Development costs. Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and gas.  More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to:

•
gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building, and relocating public roads, gas lines, and power lines, to the extent necessary in developing the proved reserves;

•
drill and equip development wells, development-type stratigraphic test wells, and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly;

•
acquire, construct, and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices, and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems; and

•	provide improved recovery systems.

Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole or well. An exploratory, development or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

MBbls. One thousand barrels of oil or other liquid hydrocarbons.

Mcf. One thousand cubic feet of natural gas.

Mcfe. One thousand cubic feet of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

MMBbls. One million barrels of oil or other liquid hydrocarbons.

MMBtu. One million British thermal units.

MMcf. One million cubic feet of natural gas.

Natural gas liquids. The hydrocarbon liquids contained within natural gas.

Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

NYMEX. The New York Mercantile Exchange.

Oil. Crude oil and condensate.

Production costs. Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. They become part of the cost of oil and gas produced. Examples of production costs (sometimes called lifting costs) are:

•	costs of labor to operate the wells and related equipment and facilities;

•	repairs and maintenance;

•	materials, supplies, and fuel consumed and supplies utilized in operating the wells and related equipment and facilities;

•	property taxes and insurance applicable to proved properties and wells and related equipment and facilities; and

•	severance taxes.

Productive well. An exploratory, development or extension well that is not a dry well.

Proved reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations –  prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Recompletion. The completion for production of an existing wellbore in another formation from that which the well has been previously completed.

Reserves.  Estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations.  In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

Standardized measure. Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), without giving effect to non–property related expenses such as certain general and administrative expenses, debt service and future federal income tax expenses or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%.  Our standardized measure includes future obligations under the Texas gross margin tax, but it does not include future federal income tax expenses because we are a partnership and are not subject to federal income taxes.

Successful well. A well capable of producing oil and/or natural gas in commercial quantities.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

Undeveloped oil and gas reserves. Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

Workover. Operations on a producing well to restore or increase production.

PART I

ITEM 1. BUSINESS

Overview

EV Energy Partners, L.P. (“we,” “our,” “us” or the “Partnership”) is a publicly held Delaware limited partnership that engages in the acquisition, development and production of oil and natural gas properties.  Our general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of our general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company.  EV Management is a wholly owned subsidiary of EnerVest, Ltd. (“EnerVest”), a Texas limited partnership.  EnerVest and its affiliates have a significant interest in us through their 71.25% ownership of EV Energy GP which, in turn, owns a 2% general partner interest in us and all of our incentive distribution rights.

Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.”  Our business activities are primarily conducted through wholly owned subsidiaries.

We operate in one reportable segment engaged in the acquisition, development and production of oil and natural gas properties.  At December 31, 2009, our properties were located in the Appalachian Basin (primarily in Ohio and West Virginia), Michigan, the Monroe Field in Northern Louisiana, Central and East Texas (which includes the Austin Chalk area), the Permian Basin, the San Juan Basin and the Mid–Continent areas in Oklahoma, Texas, Kansas and Louisiana.

Oil and natural gas reserve information is derived from our reserve report prepared by Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), our independent reserve engineers.  All of our proved oil and natural gas reserves are located in the United States.  The following table summarizes information about our proved oil and natural gas reserves by geographic region as of December 31, 2009:

	Estimated Net Proved Reserves
	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe	PV–10 (1) ($ in millions)

Appalachian Basin	1.1	50.4	–	57.0	$66.4
Michigan	–	42.3	–	42.3	28.8
Monroe Field	–	67.2	–	67.2	27.1
Central and East Texas	3.0	23.6	1.9	52.8	81.0
Permian Basin	0.7	25.9	4.7	58.6	63.2
San Juan Basin	1.2	34.3	3.7	63.3	53.1
Mid–Continent area	1.4	13.6	0.4	24.4	33.2
Total	7.4	257.3	10.7	365.6	$352.8

(1)
At December 31, 2009 our standardized measure of discounted future net cash flows was $351.5 million.  Because we are a limited partnership, we made no provision for federal income taxes in the calculation of standardized measure; however, we made a provision for future obligations under the Texas gross margin tax.  The present value of future net pre–tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum (“PV–10”), is a computation of the standardized measure of discounted future net cash flows on a pre–tax basis.  PV–10 is computed on the same basis as standardized measure but does not include a provision for federal income taxes or the Texas gross margin tax.  PV–10 may be considered a non–GAAP financial measure under the SEC’s regulations.  We believe PV–10 to be an important measure for evaluating the relative significance of our oil and natural gas properties.  We further believe investors and creditors may utilize our PV–10 as a basis for comparison of the relative size and value of our reserves to other companies.  PV–10, however, is not a substitute for the standardized measure.  Our PV–10 measure and the standardized measure do not purport to present the fair value of our oil and natural gas reserves.

The table below provides a reconciliation of PV–10 to the standardized measure at December 31, 2009 (dollars in millions):

PV–10	$352.8
Future Texas gross margin taxes, discounted at 10%	(1.3)
Standardized measure	$351.5

Developments in 2009

In June 2009 and September 2009, we closed public offerings of 4.025 million common units and 3.22 million common units, respectively, at offering prices of $20.40 per common unit and $22.83 per common unit, respectively.  We received net proceeds of $151.6 million, including contributions of $3.1 million by our general partner to maintain its 2% interest in us.

In July 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Austin Chalk area in Central and East Texas.  We acquired a 15.15% interest in these properties for $12.0 million.  This acquisition was funded with cash on hand.

In September 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Austin Chalk area in Central and East Texas.  We acquired a 15.15% interest in these properties for $5.0 million.  This acquisition was funded with cash on hand.

In November 2009, all 3.1 million of our subordinated units converted on a one–for–one basis into common units.  The conversion occurred as a result of our satisfaction of certain financial tests required for early conversion of all outstanding subordinated units into common units as set forth in our partnership agreement.

In November 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Appalachian Basin.  We acquired a 17.2% interest in these properties for $22.6 million.  This acquisition was primarily funded with borrowings under our credit facility.

During the year ended December 31, 2009, we repaid $185.0 million of indebtedness outstanding our credit facility with proceeds from our public offering and cash flows from operations.

Developments in 2010

In February 2010, we, along with certain institutional partnerships managed by EnerVest, signed an agreement to acquire additional oil and natural gas properties in the Appalachian Basin.  We will acquire a 46.15% interest in these properties for $151.8 million.  In conjunction with the signing of the agreement, we made a $6.9 million earnest money deposit.  We funded this deposit with borrowings under our credit facility.  The acquisition is expected to close by the end of March 2010 and is subject to customary post–closing and purchase price adjustments.

In February 2010, we closed a public offering of 3.45 million common units at an offering price of $28.08 per common unit.  We received net proceeds of $94.7 million, including a contribution of $1.9 million by our general partner to maintain its 2% interest in us.

In February 2010, we repaid $95.0 million of indebtedness outstanding under our credit facility with proceeds from our public offering and cash flows from operations.

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

EnerVest’s principal business is to act as general partner or manager of EnerVest partnerships that were formed to acquire, explore, develop and produce oil and natural gas properties.  A primary investment objective of the EnerVest partnerships is to make periodic cash distributions.  EnerVest was formed in 1992, and has acquired for its own account and for the EnerVest partnerships oil and natural gas properties for a total purchase price of more than $3.2 billion, which includes over $750.0 million related to our acquisitions of oil and natural gas properties.  EnerVest acts as an operator of over 15,000 oil and natural gas wells in 12 states.

EnerVest and its affiliates have a significant interest in our partnership through their 71.25% ownership of our general partner, which, in turn, owns a 2% general partner interest in us and all of our incentive distribution rights.  Additionally, as of March 1, 2010, EnerVest owned an aggregate of 5% of our outstanding common units.

While our relationship with EnerVest is a significant attribute, it is also a source of potential conflicts.  For example, we have acquired oil and natural gas properties from partnerships formed by EnerVest and partnerships in which EnerVest has an interest, and we may do so in the future.  We have also acquired interests in oil and natural gas properties in conjunction with institutional partnerships managed by EnerVest.  In these acquisitions, we and the institutional partnerships managed by EnerVest each acquire an interest in all of the properties subject to the acquisition.  The purchase is allocated among us and the institutional partnerships managed by EnerVest based on the interest acquired.  In the future, it is possible that we would vary the manner in which we jointly acquire oil and natural gas properties with the institutional partnerships managed by EnerVest.

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

Our Areas of Operation

At December 31, 2009, our properties were located in the Appalachian Basin (primarily in Ohio and West Virginia), Michigan, the Monroe Field in Northern Louisiana, Central and East Texas (which includes the Austin Chalk area), the Permian Basin, the San Juan Basin and the Mid–Continent areas in Oklahoma, Texas, Kansas and Louisiana.

Appalachian Basin

We acquired our Appalachian Basin properties at our formation, and we acquired additional properties in the Appalachian Basin, primarily in West Virginia, in December 2007, September 2008 and November 2009.  Our activities are concentrated in the Ohio and West Virginia areas of the Appalachian Basin.  Our Ohio area properties are producing primarily from the Clinton formation and other Devonian age sands in 29 counties in Eastern Ohio and 11 counties in Western Pennsylvania.  Our West Virginia area properties are producing primarily from the Balltown, Benson and Big Injun formations in 22 counties in North Central West Virginia and one county in Southwestern Pennsylvania.  Our estimated net proved reserves as of December 31, 2009 were 57.0 Bcfe, 88% of which is natural gas.  During the year ended December 31, 2009, we drilled three wells, all of which were successfully completed.  EnerVest operated wells representing 97% of our estimated net proved reserves in this area, and we own an average 41% working interest in 4,335 gross productive wells.

Michigan

We acquired our Michigan properties in January 2007, and we acquired additional properties in Michigan in August 2008.  The properties are located in the Antrim Shale reservoir in Otsego and Montmorency counties in northern Michigan.  Our estimated net proved reserves as of December 31, 2009 were 42.3 Bcfe, 100% of which is natural gas.  During the year ended December 31, 2009, we did not drill any wells.  EnerVest operated wells representing 99% of our estimated net proved reserves in this area, and we have an average 90% working interest in 368 gross productive wells.

Monroe Field

We acquired our Monroe Field properties at our formation, and we acquired additional properties in the Monroe Field in March 2007.  The properties are located in three parishes in Northeast Louisiana.  Our estimated net proved reserves as of December 31, 2009 were 67.2 Bcfe, 100% of which is natural gas.  During the year ended December 31, 2009, three wells drilled in the year ended December 31, 2008 were successfully completed.  EnerVest operated wells representing 100% of our estimated net proved reserves in this area, and we own an average 100% working interest in 3,951 gross productive wells.

Central and East Texas

We, along with certain institutional partnerships managed by EnerVest, acquired our Central and East Texas properties in June 2007, May 2008, August 2008, July 2009 and September 2009.  The properties are primarily located in the Austin Chalk formation in 13 counties in Central and East Texas, as well as Atascosa and Eastland counties in Texas.  Our portion of the estimated net proved reserves as of December 31, 2009 was 52.8 Bcfe, 45% of which is natural gas.  During the year ended December 31, 2009, we drilled 17 wells, all of which were successfully completed.  EnerVest operated wells representing 96% of our estimated net proved reserves in this area, and we own an average 76% working interest in 1,679 gross productive wells.

Permian Basin

We acquired our Permian Basin properties in October 2007.  The properties are primarily located in the Yates, Seven Rivers, Queen, Morrow, Clear Fork and Wichita Albany formations in four counties in New Mexico and Texas.  Our estimated net proved reserves as of December 31, 2009 were 58.6 Bcfe, 44% of which is natural gas.  During the year ended December 31, 2009, we did not drill any wells.  EnerVest operated wells representing 100% of our estimated net proved reserves in this area, and we own an average 94% working interest in 161 gross productive wells.

San Juan Basin

We acquired our San Juan Basin properties in September 2008.  The properties are primarily located in Rio Arriba County, New Mexico and La Plata County in Colorado.  Our estimated net proved reserves as of December 31, 2009 were 63.3 Bcfe, 54% of which is natural gas.  During the year ended December 31, 2009, we did not drill any wells.  EnerVest operated wells representing 97% of our estimated net proved reserves in this area, and we own an average 89% working interest in 181 gross productive wells.

Mid–Continent Area

We acquired our Mid–Continent area properties in December 2006, August 2008 and September 2008.  The properties are primarily located in 25 counties in Western Oklahoma, 15 counties in Texas, four parishes in North Louisiana and six counties in Kansas.  Our estimated net proved reserves as of December 31, 2009 were 24.4 Bcfe, 56% of which is natural gas.  During the year ended December 31, 2009, we drilled seven wells, all of which were successfully completed.  EnerVest operated wells representing 46% of our estimated net proved reserves in this area, and we own an average 31% working interest in 436 gross productive wells.

Our Oil and Natural Gas Data

Our Reserves

In December 2008, the SEC announced that it had approved revisions designed to modernize the reserves reporting requirement of oil and natural gas companies.  The most significant amendments to the requirements included the following:

•	economic producibility of reserves and discounted cash flows are now based on a 12 month average commodity price unless contractual arrangements designate the price to be used;

•	probable and possible reserves may be disclosed separately on a voluntary basis;

•
reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered and they are scheduled to be drilled within the next five years, unless the specific circumstances justify a longer time;

•	reserves may be estimated through the use of reliable technology in addition to flow test and production history;

•
we are now required to provide disclosures about the qualifications of the chief technical person who oversees the reserves estimation process and a general discussion of our internal controls used to assure the objectivity of the reserves estimate; and

•	the definition of oil and natural gas producing activities has been expanded and now focuses on the marketable product rather than the method of extraction.

We adopted the new requirements effective December 31, 2009.  These new requirements did not have an effect on what was classified as a reserve at December 31, 2009.  All proved undeveloped locations are within one spacing offset of proved locations.  None of our proved undeveloped reserves as of December 31, 2009 have remained undeveloped for more than five years.  We do not have any reserves that would be classified as synthetic oil or synthetic natural gas.

The following table presents our estimated net proved oil and natural gas reserves at December 31, 2009:

	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe
Proved reserves:
Developed	6.8	245.0	9.1	340.4
Undeveloped	0.6	12.3	1.6	25.2
Total	7.4	257.3	10.7	365.6

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

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates.  Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC,without giving effect to non–property related expenses such as certain general and administrative expenses and debt service or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%.  Because we are a limited partnership which passes through our taxable income to our unitholders, we have made no provisions for federal income taxes in the calculation of standardized measure; however, we have made a provision for future obligations under the Texas gross margin tax.  Standardized measure does not give effect to derivative transactions.  The standardized measure shown should not be construed as the current market value of the reserves.  The 10% discount factor, which is required by Financial Accounting Standards Board pronouncements, is not necessarily the most appropriate discount rate.  The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

We annually review all proved undeveloped reserves (“PUDs”) to ensure an appropriate plan for development exists.  Generally, our PUDs are converted to proved developed reserves within five years of the date they are first booked as PUDs.  At December 31, 2009, we had 25.2 Bcfe of PUDs compared with 18.3 Bcfe of PUDs at December 31, 2008.  During the year ended December 31, 2009, we converted 0.8 Bcfe, or approximately 4%, of our PUDs at December 31, 2008 to proved developed reserves, and we spent approximately $3.4 million related to the development of our PUDs.  Of this amount, approximately 85% of the PUDs reserves that were converted were due to operations in our Central and East Texas area (primarily in the Austin Chalk formation).

Our policies and procedures regarding internal controls over the recording of our oil and natural gas reserves is structured to objectively and accurately estimate our oil and natural gas reserves quantities and present values in compliance with both accounting principles generally accepted in the United States and the SEC’s regulations.  Compliance with these rules and regulations is the responsibility of our Senior Vice President of Acquisitions and Divestitures, who is also our principal engineer.  She has over 30 years of experience in the oil and natural gas industry, including over 20 years as either a reserve evaluator, trainer or manager, and she is a qualified reserves estimator (“QRE”), as defined by the standards of the Society of Petroleum Engineers.  Further professional qualifications include a degree in civil engineering, extensive internal and external reserve training, asset evaluation and management, and she is a registered professional engineer in the state of Texas. In addition, our principal engineer is an active participant in industry reserve seminars, professional industry groups and has been a member of the Society of Petroleum Engineers throughout her career.

Our controls over reserve estimates included retaining Cawley Gillespie as our independent petroleum engineers.  We provided information about our oil and natural gas properties, including production profiles, prices and costs, to Cawley Gillespie and they prepared their own estimates of our oil and natural gas reserves attributable to our properties.  All of the information regarding reserves in this annual report on Form 10–K is derived from the report of Cawley Gillespie, which is included as an exhibit to this annual report on Form 10–K.  The principal engineer at Cawley Gillespie responsible for preparing our reserve estimates is W. Todd Brooker, a Vice President and Principal with Cawley Gillespie.  Mr. Brooker is a licensed professional engineer with over 20 years of experience in petroleum engineering.

The audit committee of our board of directors meets with management, including the Senior Vice President of Acquisitions and Divestitures, to discuss matters and policies related to our oil and natural gas reserves.

Our Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2009.  Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.  Gross wells are the total number of productive wells in which we have a working interest, regardless of our percentage interest.  A net well is not a physical well, but is a concept that reflects the actual total working interest we hold in a given well.  We compute the number of net wells we own by totaling the percentage interests we hold in all our gross wells.

Our wells may produce both oil and natural gas.  We classify a well as an oil well if the net equivalent production of oil was greater than natural gas for the well.

	Gross Wells			Net Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Appalachian Basin:
Operated	115	4,057	4,172	33	1,682	1,715
Non–operated	3	160	163	–	40	40
Michigan:
Operated	–	343	343	–	307	307
Non–operated	–	25	25	–	8	8
Monroe Field:
Operated	–	3,951	3,951	–	3,951	3,951
Non–operated	–	–	–	–	–	–
Central and East Texas:
Operated	718	755	1,473	211	95	306
Non–operated	20	343	363	1	18	19
Permian Basin:
Operated	7	147	154	7	142	149
Non–operated	1	6	7	–	2	2
San Juan Basin
Operated	19	140	159	19	136	155
Non–operated	–	22	22	–	6	6
Mid–Continent area:
Operated	34	81	115	25	68	93
Non–operated	223	98	321	27	16	43
Total (1)	1,140	10,128	11,268	323	6,471	6,794

(1)	In addition, we own small royalty interests in over 1,000 wells.

Our Developed and Undeveloped Acreage

The following table sets forth information relating to our leasehold acreage as of December 31, 2009:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Appalachian Basin	232,558	66,071	424,647	120,967
Michigan	27,457	25,822	–	–
Monroe Field (1)	6,169	6,169	172,163	147,484
Central and East Texas	965,472	97,271	38,863	3,777
Permian Basin	11,781	11,639	1,400	550
San Juan Basin	32,953	32,727	42,497	42,289
Mid–Continent area	60,288	36,878	254	241
Total	1,336,678	276,577	679,824	315,308

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

Title to Properties

As is customary in the oil and natural gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved reserves.  Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects.  To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense.  We generally will not commence drilling operations on a property until we have cured any material title defects on such property.  Prior to completing an acquisition of producing leases, we perform title reviews on the most significant leases and, depending on the materiality of the properties, we may obtain a title opinion or review previously obtained title opinions.  As a result, we have obtained title opinions on a significant portion of our properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and natural gas industry.  Our properties are subject to customary royalty and other interests, liens for current taxes and other burdens that we believe do not materially interfere with the use of or affect our carrying value of the properties.

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

The following table summarizes our approximate gross and net interest in development wells completed by us during the years ended December 31, 2009, 2008 and 2007, regardless of when drilling was initiated.  We did not drill any exploratory wells in the years ended December 31, 2009, 2008 and 2007.  The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2009	2008	2007
Gross wells:
Productive	30.0	58.0	27.0
Dry	–	2.0	1.0
Total	30.0	60.0	28.0
Net wells:
Productive	6.1	28.2	20.5
Dry	–	2.0	1.0
Total	6.1	30.2	21.5

As of December 31, 2009, we were participating in the drilling of three gross (0.3 net) wells.

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

In 2009, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues.  In 2008, Southern Union Gas Services, Enbridge Marketing (U.S.), L.P. and CMS Energy Corporation accounted for 11%, 10% and 10%, respectively, of our consolidated oil, natural gas and natural gas liquids revenues.  In 2007, Enbridge Marketing (U.S.), L.P. accounted for 15% of our consolidated oil, natural gas and natural gas liquids revenues.  We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

Competition

The oil and natural gas industry is highly competitive.  We encounter strong competition from other independent operators and from major oil and natural gas companies in acquiring properties, contracting for drilling equipment and securing trained personnel.  Many of these competitors have financial and technical resources and staffs substantially larger than ours.  As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

We are also affected by competition for drilling rigs and the availability of related equipment.  In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which have delayed development drilling and other exploitation activities and have caused significant price increases.  We are unable to predict when, or if, such shortages may occur or how they would affect our development and exploitation program.

Competition is also strong for attractive oil and natural gas producing properties, undeveloped leases and drilling rights, and there can be no assurances that we will be able to compete satisfactorily when attempting to make further acquisitions.

Seasonal Nature of Business

Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other operations in certain areas of the Appalachian Basin, the San Juan Basin and Michigan.  As a result, we generally perform the majority of our drilling in these areas during the summer and autumn months.  In addition, the Monroe Field properties in Louisiana are subject to flooding.  These seasonal anomalies can pose challenges for meeting our drilling objectives and increase competition for equipment, supplies and personnel during the drilling season, which could lead to shortages and increased costs or delay our operations.  Generally demand for natural gas is higher in summer and winter months.  In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter natural gas requirements during off–peak months.  This can also lessen seasonal demand fluctuations.

Environmental Matters and Regulation

Our operations are subject to stringent and complex federal, state and local laws and regulations that govern the protection of the environment as well as the discharge of materials into the environment.  These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•	require the installation of pollution control equipment in connection with operations;

•	place restrictions or regulations upon the use of the material based on our operations;

•	restrict the types, quantities and concentrations of various substances that can be released into the environment or used in connection with drilling, production and transportation activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as site restoration, pit closure and plugging of abandoned wells.

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

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act (the “RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous solid waste.  Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, we generate waste as a routine part of our operations that may be subject to RCRA.  Although a substantial amount of the waste generated in our operations are regulated as non–hazardous solid waste rather than hazardous waste, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non–hazardous waste or categorize some non–hazardous waste as hazardous in the future.  Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our results of operations and financial position.

We currently own, lease, or operate numerous properties that have been used for oil and natural gas exploration and production for many years.  Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including offsite locations, where such substances have been taken for disposal.  In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons were not under our control.  These properties and the substances disposed or released on them may be subject to RCRA and analogous state laws.  In the future, we could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act (the “CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages without regard to fault or legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”).  These classes of persons, or so–called potentially responsible parties (“PRPs”) include the current and past owners or operators of a site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance found at the site.  CERCLA also authorizes the Environmental Protection Agency (the “EPA”) and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the PRPs the costs of such action.  Many states have adopted comparable or more stringent state statutes.

Although CERCLA generally exempts “petroleum” from the definition of Hazardous Substance, in the course of our operations, we have generated and will generate wastes that may fall within CERCLA’s definition of Hazardous Substance and may have disposed of these wastes at disposal sites owned and operated by others.  We may also be the owner or operator of sites on which Hazardous Substances have been released.  To our knowledge, neither we nor our predecessors have been designated as a PRP by the EPA under CERCLA; we also do not know of any prior owners or operators of our properties that are named as PRPs related to their ownership or operation of such properties.  In the event contamination is discovered at a site on which we are or have been an owner or operator or to which we sent Hazardous Substances, we could be liable for the costs of investigation and remediation and natural resources damages.

Clean Water Act

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into waters of the United States, a term broadly defined.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency.  The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non–compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.  In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Safe Drinking Water Act

The Safe Drinking Water Act (the “SWDA”) regulates, among other things, underground injection operations.  Recent legislative activity has occurred which, if successful, would impose additional regulation under the SDWA upon the use of hydraulic fracturing fluids.  Congress is considering two companion bills entitled the Fracturing Responsibility and Chemical Awareness Act of 2009 (the “FRAC Act”).  If enacted, the legislation would impose on our hydraulic fracturing operations permit and financial assurance requirements, requirements that we adhere to construction specifications, fulfill monitoring, reporting and recordkeeping obligations, and meet plugging and abandonment requirements.  In addition to subjecting the injection of hydraulic fracturing to the SDWA regulatory and permitting requirements, the proposed legislation would require the disclosure of the chemicals within the hydraulic fluids, which could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings based on allegations that specific chemicals used in the process could adversely affect ground water.  Neither piece of legislation has been passed.  If this or similar legislation is enacted, we could incur substantial compliance costs and the requirements could negatively impact our ability to conduct fracturing activities on our assets.

Oil Pollution Act

The primary federal law for oil spill liability is the Oil Pollution Act (the “OPA”) which amends and augments oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on certain "responsible parties" related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines.  A liable "responsible party" includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge, or in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located.  OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages.  Although defenses exist to the liability imposed by OPA, they are limited.  In the event of an oil discharge or substantial threat of discharge, we may be liable for costs and damages.

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

Climate Change Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them.  On June 26, 2009, the House of Representatives passed the American Clean Energy and Security Act of 2009 (the “ACESA”) which among other things, would enact a “cap and trade” system to control GHGs.  Under this cap and trade system, a cap on the amount of GHGs would be established annually, which would be reduced annually.  Each covered emission source would be required to obtain GHG emission allowances corresponding to its annual emissions of GHGs.  The Senate has passed from committee its legislation proposing a similar cap and trade system to regulate GHG emissions, but the Senate legislation has not been voted upon by the full Senate.  In the absence of a comprehensive federal legislation on GHG emission control, the EPA has been moving forward with rulemaking under the Clean Air Act (the “CAA”) to regulate GHGs as pollutants under the CAA.  Should the EPA regulate GHGs under the CAA, we could incur significant costs to control our emissions and comply with regulatory requirements.  In addition, the EPA has adopted a mandatory GHG emissions reporting program which imposes reporting and monitoring requirements on various industries.  We do not believe our operations to be subject to this program as currently proposed, but there is no guarantee that the EPA will not expand the program to additional industries.  Should we be required to report GHG emissions, it could require us to incur costs to monitor, keep records of, and report emissions of GHGs.

Because of the lack of any comprehensive legislative program addressing GHGs, there is a great deal of uncertainty as to how and when federal regulation of GHGs might take place. In addition to possible federal regulation, a number of states, individually and regionally, also are considering or have implemented GHG regulatory programs.  These potential regional and state initiatives may result in so–called cap and trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in our incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from our operations.  The federal, regional and local regulatory initiatives also could adversely affect the marketability of the oil and natural gas we produce. The impact of such future programs cannot be predicted, but we do not expect our operations to be affected any differently than other similarly situated domestic competitors.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations.  We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2009, 2008 and 2007.  Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2010 or that will otherwise have a material impact on our financial position or results of operations in the future.  However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact our business activities, financial condition, results of operations or ability to pay distributions to our unitholders.

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

Drilling and Production

Our operations are subject to various types of regulation at the federal, state and local levels.  These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations.  Most states and some counties and municipalities in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the surface use and restoration of properties upon which wells are drilled; and

•	the plugging and abandoning of wells.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties.  Some states allow forced pooling or integration of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases.  In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties.  In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production.  These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill.  Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

In addition, 11 states have enacted surface damage statutes (“SDAs”).  These laws are designed to compensate for damage caused by mineral development.  Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners/users.  Most also contain bonding requirements and specific expenses for exploration and producing activities.  Costs and delays associated with SDAs could impair operational effectiveness and increase development costs.

We do not control the availability of transportation and processing facilities used in the marketing of our production.  For example, we may have to shut–in a productive natural gas well because of a lack of available natural gas gathering or transportation facilities.

If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various non–discrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management, Minerals Management Service or other appropriate federal or state agencies.

Federal Natural Gas Regulation

The availability, terms and cost of transportation significantly affect sales of natural gas.  The interstate transportation and sale for resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”).  Federal and state regulations govern the price and terms for access to natural gas pipeline transportation.  FERC’s regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas.  FERC regulates the rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines under the Natural Gas Act as well as under Section 311 of the Natural Gas Policy Act.

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

Other Regulation

In addition to the regulation of oil and natural gas pipeline transportation rates, the oil and natural gas industry generally is subject to compliance with various other federal, state and local regulations and laws.  Some of those laws relate to occupational safety, resource conservation and equal employment opportunity.  We do not believe that compliance with these laws will have a material adverse effect upon our unitholders.

Employees

EV Management, the general partner of our general partner, has five full time employees and two executive officers who spend a significant amount of their time on our operations.  At December 31, 2009, EnerVest, the sole member of EV Management, had approximately 560 full–time employees, including over 53 geologists, engineers and land professionals.  To carry out our operations, EnerVest employs the people who will provide direct support to our operations. None of these employees are covered by collective bargaining agreements.  We consider EV Management’s relationship with its employees to be good, and EnerVest considers its relationship with its employees to be good.

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

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units at the current distribution rate under our cash distribution policy.

In order to make our cash distributions at our current quarterly distribution rate of $0.755 per common unit, we will require available cash of approximately $94.5 million per quarter based on the common units and unvested phantom units outstanding as of March 1, 2010.  We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at this anticipated quarterly distribution rate under our cash distribution policy.  The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

If there is a sustained recession in the United States or globally, oil and natural gas prices may fall and may remain depressed for a long period of time, which may adversely affect our results of operations.

The United States is currently recovering from a recession.  The reduced economic activity associated with the recession has reduced the demand for, and so the prices we receive for, our oil and natural gas production.  A sustained reduction in the prices we receive for our oil and natural gas production will have a material adverse effect on our results of operations.  Because we have hedged the prices we will receive for a substantial portion of our oil and natural gas production through August 2014, the effects on us of a decline in oil and natural gas prices over the near term will be mitigated.

If oil and natural gas prices remain depressed for a prolonged period, our cash flows from operations will decline and we may have to lower our distributions or may not be able to pay distributions at all.

Our revenue, profitability and cash flow depend upon the prices for oil and natural gas.  The prices we receive for oil and natural gas production are volatile and a drop in prices can significantly affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms, all of which can affect our ability to pay distributions.  Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our cash flows.  Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

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

Low oil or natural gas prices will decrease our revenues, but may also reduce the amount of oil or natural gas that we can economically produce.  This may result in our having to make substantial downward adjustments to our estimated proved reserves.  If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non–cash charge to earnings, the carrying value of our oil and natural gas properties for impairments.  We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets.  We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our credit facility, which may adversely affect our ability to make cash distributions to our unitholders.

Our hedging transactions expose us to counterparty credit risk.

Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract.  To mitigate counterparty credit risk, we conduct our hedging activities with financial institutions who are lenders under our credit facility.  Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair their ability to perform under the terms of the derivative contract.  We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform.  Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.

During periods of falling commodity prices, such as in late 2008, our hedge receivable positions increase, which increases our exposure.  If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

The adoption of derivatives legislation or regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

Legislation has been proposed in Congress and by the Treasury Department to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions.  Under proposed legislation, OTC derivative dealers and other major OTC derivative market participants could be subjected to substantial supervision and regulation.  The legislation generally would expand the power of the Commodity Futures Trading Commission (the “CFTC”) to regulate derivative transactions related to energy commodities, including oil and natural gas, to mandate clearance of derivative contracts through registered derivative clearing organizations and to impose conservative capital and margin requirements and strong business conduct standards on OTC derivative transactions.  The CFTC has proposed regulations that would implement speculative limits on trading and positions in certain commodities.  Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or the CFTC may issue new regulations, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

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

The amount of cash we have available for distribution to holders of our common units depends on our cash flows.

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

Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves.  Our estimates of our net proved reserve quantities are based upon reports from Cawley Gillespie, an independent petroleum engineering firm used by us.  The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and these reports rely upon various assumptions, including assumptions regarding future oil and natural gas prices, production levels, and operating and development costs.  As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate.  Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production.  Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.  In addition, our wells are characterized by low production rates per well.  As a result, changes in future production costs assumptions could have a significant effect on our proved reserve quantities.

The standardized measure of discounted future net cash flows of our estimated net proved reserves is not necessarily the same as the current market value of our estimated net proved reserves.  We base the discounted future net cash flows from our estimated net proved reserves on average prices for the 12 months preceding the date of the estimate.  Actual prices received for production and actual costs of such production will be different than these assumptions, perhaps materially.

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

The SEC amended the definition of proved reserves for all reserves estimated included in filings after January 1, 2010.  As a result, our estimates of proved reserves filed in reports prior to January 1, 2010 may not be comparable to reports filed after that date, including those in this annual report.

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

Part of our business strategy will focus on maintaining production levels by drilling development wells.  Although we were successful in development drilling in the past, we cannot assure you that we will continue to maintain production levels through development drilling.  Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs.  We must incur significant expenditures to drill and complete wells.  Additionally, seismic technology does not allow us to know conclusively, prior to drilling a well, that oil or natural gas is present or economically producible.  The costs of drilling and completing wells are often uncertain, and it is possible that we will make substantial expenditures on development drilling and not discover reserves in commercially viable quantities.  These expenditures will reduce cash available for distribution to our unitholders.

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

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources than us. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, these companies may have a greater ability to continue drilling activities during periods of low oil and natural gas prices, to contract for drilling equipment, to secure trained personnel, and to absorb the burden of present and future federal, state, local and other laws and regulations. The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases. Competition has been strong in hiring experienced personnel, particularly in the accounting and financial reporting, tax and land departments. In addition, competition is strong for attractive oil and natural gas producing properties, oil and natural gas companies, and undeveloped leases and drilling rights. We may be often outbid by competitors in our attempts to acquire properties or companies. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

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

 We may incur significant costs and liabilities as a result of environmental requirements applicable to the operation of our wells, gathering systems and other facilities. These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including, for example:

•	the CAA and comparable state laws and regulations that impose obligations related to air emissions;

•	the Clean Water Act and comparable state laws and regulations that impose obligations related to discharges of pollutants into regulated bodies of water;

•	the RCRA, and comparable state laws that impose requirements for the handling and disposal of waste from our facilities;

•
the CERCLA and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which we have sent waste for disposal; and

•
EPA community right to know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including the RCRA, CERCLA, the federal OPA and analogous state laws and regulations, impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances or other waste products have been disposed of or otherwise released. More stringent laws and regulations, including any related to climate change and greenhouse gases, may be adopted in the future. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

Climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas we produce.

On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal CAA. Accordingly, the EPA has proposed two sets of regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. Also, on June 26, 2009, the House of Representatives passed the ACESA which would establish an economy wide cap and trade program to reduce U.S. emissions of GHGs, including carbon dioxide and methane. ACESA would require a 17% reduction in GHG emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances authorizing emissions of GHGs into the atmosphere. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon based fuels such as oil, refined petroleum products and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic GHG emissions and the Obama Administration has indicated its support for legislation to reduce GHG emissions through an emission allowance system. At the state level, more than one third of the states, either individually or through multistate regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGS associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

Significant physical effects of climatic change have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects.

In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our exploration and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low lying areas, disruption of our production activities either because of climate related damages to our facilities in our costs of operation potentially arising from such climatic effects, less efficient or non routine operating practices necessitated by climate effects or increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect affect on our financing and operations by disrupting the transportation or process related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress is currently considering the FRAC Act that would amend the SDWA to repeal an exemption from regulation for hydraulic fracturing. If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. If enacted, such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. The FRAC Act also proposes to require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells and increase our costs of compliance and doing business.

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

Neither our partnership agreement nor the omnibus agreement between EnerVest and us prohibits EnerVest, EnCap and their affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. For instance, EnerVest, EnCap and their respective affiliates may acquire, develop or dispose of additional oil or natural gas properties or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets. Each of these entities is a large, established participant in the energy business, and each has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and accordingly cash available for distribution.

Cost reimbursements due to our general partner and its affiliates for services provided may be substantial and could reduce our cash available for distribution to our unitholders.

Pursuant to the omnibus agreement between EnerVest and us, EnerVest will receive reimbursement for the provision of various general and administrative services for our benefit. In addition, we entered into contract operating agreements with a subsidiary of EnerVest pursuant to which the subsidiary will be the contract operator of all of the wells for which we have the right to appoint an operator. Payments for these services will be substantial and will reduce the amount of cash available for distribution to unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units.

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

Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

Our general partner may elect to cause us to issue Class B units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee or holders of our common units. This may result in lower distributions to holders of our common units in certain situations.

Our general partner has the right to reset the initial cash target distribution levels at higher levels based on the distribution at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount.

In connection with resetting these target distribution levels, our general partner will be entitled to receive a number of Class B units. The Class B units will be entitled to the same cash distributions per unit as our common units and will be convertible into an equal number of common units. The number of Class B units to be issued will be equal to that number of common units whose aggregate quarterly cash distributions equaled the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion; however, it is possible that our general partner could exercise this reset election at a time when it is experiencing, or may be expected to experience, declines in the cash distributions it receives related to its incentive distribution rights and may therefore desire to be issued our Class B units, which are entitled to receive cash distributions from us on the same priority as our common units, rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued new Class B units to our general partner in connection with resetting the target distribution levels related to our general partner’s incentive distribution rights.

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

The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. EnerVest owns and controls our general partner, and as of March 1, 2010, EnerVest and officers and directors of EV Management owned 9.4% of our aggregate outstanding common units. Accordingly, it may be difficult for holders of our common units to remove our general partner.

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

EnerVest may sell common units in the public markets, which sales could have an adverse impact on the trading price of our common units.

EnerVest holds an aggregate of 1.4 million common units. The sale of these units in the public markets could have an adverse impact on the price of our common units or on any trading market that may develop.

We have the right to borrow to make distributions. Repayment of these borrowings will decrease cash available for future distributions, and covenants in our credit facility may restrict our ability to make distributions.

Our partnership agreement allows us to borrow to make distributions. We may make short term borrowings under our credit facility, which we refer to as working capital borrowings, to make distributions. The primary purpose of these borrowings would be to mitigate the effects of short term fluctuations in our working capital that would otherwise cause volatility in our quarter to quarter distributions.

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

If at any time our general partner and its affiliates own more than 80% of our common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units.

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

Our cash distribution will be characterized as coming from either operating surplus or capital surplus. Operating surplus generally means amounts we receive from operating sources, such as sales of our oil and natural gas production, less operating expenditures, such as production costs and taxes, and less estimated maintenance capital, which are generally amounts we estimate we will need to spend in the future to maintain our production levels over the long term. Capital surplus generally means amounts we receive from non–operating sources, such as sales of properties and issuances of debt and equity securities. Cash representing capital surplus, therefore, is analogous to a return of capital. Distributions of capital surplus are made to our unitholders and our general partner in proportion to their percentage interests in us, or 98 percent to our unitholders and two percent to our general partner, and will result in a decrease in our minimum quarterly distribution and a lower threshold for distributions on the incentive distribution rights held by our general partner.

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

The anticipated after–tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service, which we refer to as the IRS, on this or any other tax matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flows and after–tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding our properties is contained in Item 1. Business “—Our Areas of Operation” and “—Our Oil and Natural Gas Data” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ““—Results of Operations” contained herein.

ITEM 3. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our consolidated financial statements.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.” At the close of business on March 1, 2010, based upon information received from our transfer agent and brokers and nominees, we had 137 common unitholders of record. This number does not include owners for whom common units may be held in “street” names.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for 2009 and 2008:

	Price Range
	High	Low	Cash Distribution per Common Unit (1)
2009:
First Quarter	$19.66	$12.50	$0.752
Second Quarter	23.30	14.01	0.753
Third Quarter	24.79	17.57	0.754
Fourth Quarter	31.70	22.90	0.755	(2)

2008:
First Quarter	$34.45	$21.50	$0.620
Second Quarter	33.08	25.10	0.700
Third Quarter	29.20	16.73	0.750
Fourth Quarter	19.50	8.78	0.751

(1)	Cash distributions are declared and paid in the following calendar quarter.

(2)	On January 26, 2010, the board of directors of EV Management declared a quarterly cash distribution for the fourth quarter of 2009 of $0.755 per unit. The distribution was paid on February 12, 2010.

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

Initially, our general partner was entitled to 2% of all quarterly distributions that we made prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate share of capital to us to maintain its 2% general partnership interest. When we issued common units in 2007 and 2009, our general partner contributed to us an amount of cash necessary to maintain its 2% interest.

Our general partner also holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 25%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.46 per unit per quarter. The maximum distribution percentage of 25% includes distributions paid to our general partner on its 2% general partner interest and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution percentage of 25% does not include any distributions that our general partner may receive on common units that it owns. For additional information on our distributions, please see Note 10 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Our partnership agreement requires that we make distributions of available cash from operating surplus for any quarter in the following manner:

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial data of us and our predecessors for the periods and as of the dates indicated. The selected financial data for the years ended December 31, 2009, 2008 and 2007 and three months ended and as of December 31, 2006 are derived from our audited financial statements. The selected financial data for the nine months ended and as of September 30, 2006 and for the year ended and as of December 31, 2005 are derived from the audited financial statements of our predecessors. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

	Successor				Predecessors (1)
				Three Months Ended	Nine Months Ended	Year Ended
	Year Ended December 31,			December 31,	September 30,	December 31,
	2009 (2)	2008 (3)	2007 (4)	2006 (5)	2006	2005 (6)
Statement of Operations Data:
Revenues:
Oil, natural gas and natural gas liquids revenues	$114,066	$192,757	$89,422	$5,548	$34,379	$45,148
Gain (loss) on derivatives, net (7)	–	1,597	3,171	999	1,254	(7,194)
Transportation and marketing–related revenues	7,846	12,959	11,415	1,271	4,458	6,225
Total revenues	121,912	207,313	104,008	7,818	40,091	44,179

Operating costs and expenses:
Lease operating expenses	41,495	42,681	21,515	1,493	6,085	7,236
Cost of purchased natural gas	4,509	9,849	9,830	1,153	3,860	5,660
Production taxes	5,983	9,088	3,360	109	185	292
Exploration expenses (8)	–	–	–	–	1,061	2,539
Dry hole costs (8)	–	–	–	–	354	530
Impairment of unproved oil and natural gas properties (8)	–	–	–	–	90	2,041
Asset retirement obligations accretion expense	2,035	1,434	814	89	129	171
Depreciation, depletion and amortization	52,048	38,032	19,759	1,180	4,388	4,409
General and administrative expenses	18,556	13,653	10,384	2,043	1,491	1,016
Total operating costs and expenses	124,626	114,737	65,662	6,067	17,643	23,894

Operating (loss) income	(2,714)	92,576	38,346	1,751	22,448	20,285

Other income (expense), net	4,372	133,144	(27,102)	1,616	(229)	(428)

Income before income taxes and equity in income (loss) of affiliates	1,658	225,720	11,244	3,367	22,219	19,857
Income taxes	(248)	(235)	(54)	–	(5,809)	(5,349)
Equity in income of affiliates	–	–	–	–	164	565
Net income	$1,410	$225,485	$11,190	$3,367	$16,574	$15,073
General partner’s interest in net income, including incentive distribution rights	$7,040	$8,847	$1,221	$67
Limited partners’ interest in net income	$(5,630)	$216,638	$9,969	$3,300
Net (loss) income per limited partner unit (basic and diluted):	$(0.29)	$14.12	$0.77	$0.43
Cash distributions per common unit	$3.01	$2.67	$1.92	$–

Financial Position (at end of period):
Working capital	$52,825	$94,817	$16,438	$12,006	$9,190	$(642)
Total assets	907,705	979,995	607,541	132,689	95,749	77,351
Long–term debt	302,000	467,000	270,000	28,000	10,350	10,500
Owners’ equity	547,431	457,484	283,030	96,253	63,240	40,910

(1)	The financial statements of our predecessors were prepared on a combined basis as the entities were under common control.

(2)

Includes the results of (i) the acquisition of oil and natural gas properties in Central and East Texas in July 2009, (ii) the acquisition of oil and natural gas properties in Central and East Texas in September 2009 and (iii) the acquisition of oil and natural gas properties in the Appalachian Basin in November 2009.

(3)

Includes the results of (i) the acquisition of oil properties in Central and East Texas in May 2008, (ii) the acquisitions of oil and natural gas properties in Michigan, Central and East Texas and the Mid–Continent area in August 2008, (iii) the acquisition of natural gas properties in West Virginia September 2008 and (iv) the acquisition of oil and natural gas properties in the San Juan Basin in September 2008.

(4)

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

(5)	Includes the results of the acquisition of oil and natural gas properties in the Mid–Continent area in December 2006.

(6)	Includes the results of an acquisition by our predecessors of oil and natural gas properties in the Monroe Field in March 2005.

(7)

Our predecessors accounted for their derivatives as cash flow hedges.  Accordingly, the changes in fair value of the derivatives were reported in accumulated other comprehensive income (“AOCI”) and reclassified to net income in the periods in which the contracts were settled.  As of October 1, 2006, we elected not to designate our derivatives as hedges.  The amount in AOCI at that date related to derivatives that previously were designated and accounted for as cash flow hedges continued to be deferred until the underlying production was produced and sold, at which time amounts were reclassified from AOCI and reflected as a component of revenues.  Changes in the fair value of derivatives that existed at October 1, 2006 and any derivatives entered into thereafter are no longer deferred in AOCI, but rather are recorded immediately to net income as “Unrealized (losses) gains on mark–to–market derivatives, net”, which are included in “Other income (expense), net” in our consolidated statement of operations.

(8)	Exploration expenses, dry hole costs and impairment of unproved properties were incurred by one of our predecessors with respect to properties we did not acquire.

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

As of December 31, 2009, our properties were located in the Appalachian Basin (primarily in Ohio and West Virginia), Michigan, the Monroe Field in Northern Louisiana, Central and East Texas (which includes the Austin Chalk area), the Permian Basin, the San Juan Basin and the Mid–Continent areas in Oklahoma, Texas, Kansas and Louisiana, and we had estimated net proved reserves of 7.4 MMBbls of oil, 257.2 Bcf of natural gas and 10.7 MMBbls of natural gas liquids, or 365.6 Bcfe, and a standardized measure of $351.5 million.

Developments in 2009

In June 2009 and September 2009, we closed public offerings of 4.025 million common units and 3.22 million common units, respectively, at offering prices of $20.40 per common unit and $22.83 per common unit, respectively. We received net proceeds of $151.6 million, including contributions of $3.1 million by our general partner to maintain its 2% interest in us.

In July 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Austin Chalk area in Central and East Texas. We acquired a 15.15% interest in these properties for $12.0 million. This acquisition was funded with cash on hand.

In September 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Austin Chalk area in Central and East Texas. We acquired a 15.15% interest in these properties for $5.0 million. This acquisition was funded with cash on hand.

In November 2009, all 3.1 million of our subordinated units converted on a one–for–one basis into common units. The conversion occurred as a result of the satisfaction of certain financial tests required for early conversion of all outstanding subordinated units into common units as set forth in our partnership agreement.

In November 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Appalachian Basin. We acquired a 17.2% interest in these properties for $22.6 million. The acquisition was primarily funded with borrowings under our credit facility.

During the year ended December 31, 2009, we repaid $185.0 million of indebtedness outstanding our credit facility with proceeds from our public offering and cash flows from operations.

Developments in 2010

In February 2010, we, along with certain institutional partnerships managed by EnerVest, signed an agreement to acquire additional oil and natural gas properties in the Appalachian Basin. We will acquire a 46.15% interest in these properties for $151.8 million. In conjunction with the signing of the agreement, we made a $6.9 million earnest money deposit. We funded this deposit with borrowings under our credit facility. The acquisition is expected to close by the end of March 2010 and is subject to customary post–closing and purchase price adjustments.

In February 2010, we closed a public offering of 3.45 million common units at an offering price of $28.08 per common unit. We received net proceeds of $94.7 million, including a contribution of $1.9 million by our general partner to maintain its 2% interest in us.

In February 2010, we repaid $95.0 million of indebtedness outstanding under our credit facility with proceeds from our public offering and cash flows from operations.

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

The U.S. and other world economies have been in a recession which lasted well into 2009 and economic conditions remain uncertain. The primary effect of these uncertain economic conditions on our business has been reduced demand for oil and natural gas, which has contributed to the decline in average oil and natural gas prices we received for our production in 2009 compared with average prices received in 2008. In response to the lower oil and natural gas prices, we, along with many other oil and natural gas companies, scaled back our drilling programs.

While oil and natural gas prices have strengthened in recent months, they remain unstable and are expected to be volatile in the future. Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets. Factors affecting the price of natural gas include the discovery of substantial accumulations of natural gas in unconventional reservoirs due to technological advancements necessary to commercially produce these unconventional reserves, North American weather conditions, industrial and consumer demand for natural gas, storage levels of natural gas and the availability and accessibility of natural gas deposits in North America.

In order to mitigate the impact of changes in oil and natural gas prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of oil and natural gas price volatility on our cash flows. By removing a significant portion of this price volatility on our future oil and natural gas production through August 2014, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods. If the global economic instability continues, commodity prices may be depressed for an extended period of time, which could alter our acquisition and development plans, and adversely affect our growth strategy and ability to access additional capital in the capital markets.

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

We assess our proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas and future inflation levels. If the carrying amount of a property exceeds the sum of the estimated undiscounted future net cash flows, we recognize an impairment expense equal to the difference between the carrying value and the fair value of the property, which is estimated to be the expected present value of the future net cash flows from proved reserves. Estimated future net cash flows are based on existing proved reserves, forecasted production and cost information and management’s outlook of future commodity prices. The underlying commodity prices used in the determination of our estimated future net cash flows are based on NYMEX forward strip prices at the end of the period, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believes will impact realizable prices. Future operating costs estimates, including appropriate escalators, are also developed based on a review of actual costs by field or area. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate a property impairment.

Estimates of Oil and Natural Gas Reserves

In January 2010, we adopted Accounting Standards Update (“ASU”) No. 2010–03, Extractive Activities – Oil and Gas (Topic 932), which conforms the definition of proved reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC in December 2008. We adopted the requirement of ASU No. 2010–03 effective December 31, 2009. ASU No. 2010–03 requires that we use the average of the first day of the month price during the 12 month period preceding the end of the year, rather than the year end price, when estimating reserve quantities and standardized measure. The new rules permit the use of reliable technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. Prior year data are presented in accordance with the Financial Accounting Standards Board (“FASB”) oil and natural gas disclosure requirements effective during those periods.

Our estimates of proved oil and natural gas reserves are based on the quantities of oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimate. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs and workover costs, all of which may vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Independent reserve engineers prepare our reserve estimates at the end of each year.

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

Accounting for Derivatives

We use derivatives to hedge against the variability in cash flows associated with the forecasted sale of our anticipated future oil and natural gas production. We generally hedge a substantial, but varying, portion of our anticipated oil and natural gas production for the next 12 – 60 months. We do not use derivatives for trading purposes. We have elected not to apply hedge accounting to our derivatives. Accordingly, we carry our derivatives at fair value on our consolidated balance sheet, with the changes in the fair value included in our consolidated statement of operations in the period in which the change occurs. Our current results of operations would potentially have been significantly different had we elected and qualified for hedge accounting on our derivatives.

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

Accounting for Asset Retirement Obligations

We have significant obligations to remove tangible equipment and facilities and restore land at the end of oil and natural gas production operations. Our removal and restoration obligations are primarily associated with site reclamation, dismantling facilities and plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

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

RESULTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Production data:
Oil (MBbls)	514	437	225
Natural gas liquids (MBbls)	768	543	199
Natural gas (MMcf)	16,519	14,578	9,254
Net production (MMcfe)	24,210	20,457	11,798
Average sales price per unit:
Oil (Bbl)	$56.17	$94.76	$74.42
Natural gas liquids (Bbl)	31.08	54.75	54.18
Natural gas (Mcf)	3.71	8.34	6.69
Mcfe	4.71	9.42	7.58
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.71	$2.09	$1.82
Production taxes	0.25	0.44	0.28
Total	1.96	2.53	2.10
Asset retirement obligations accretion expense	0.08	0.07	0.07
Depreciation, depletion and amortization	2.15	1.86	1.67
General and administrative expenses	0.77	0.67	0.88

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

Net income for 2009 was $1.4 million, a decrease of $224.1 million compared with 2008. Of this decrease, $216.5 million related to non–cash changes in the value of our derivatives. We have entered into oil and natural gas derivatives to hedge significant amounts of our anticipated oil and natural gas production through August 2014, and we carry these derivatives at fair value on our consolidated balance sheet. The changes in the fair value of these derivatives are included in our consolidated statement of operations in the period in which the change occurs, and the unrealized gains and losses on these derivatives can fluctuate significantly from period to period as prices for oil and natural gas change. The remainder of the decrease was primarily related to (i) lower revenues due to decreased prices for oil, natural gas and natural gas liquids, (ii) higher depreciation, depletion and amortization expense, and (iii) increased general and administrative expenses as a result of our continued growth partially offset by lower lease operating expenses and production taxes.

Oil, natural gas and natural gas liquids revenues for 2009 totaled $114.1 million, a decrease of $78.7 million compared with 2008. This decrease was primarily the result of a decrease of $93.7 million related to lower prices for oil, natural gas liquids and natural gas partially offset by an increase of $14.4 million related to the oil and natural gas properties that we acquired in 2009 and 2008 and an increase of $0.6 million related to increased production at oil and natural gas properties that we acquired prior to 2008.

Transportation and marketing–related revenues for 2009 decreased $5.1 million compared with 2008 primarily due to a decrease of $5.7 million related to lower prices in 2009 compared with 2008 for the natural gas that we transport through our gathering systems in the Monroe Field offset by an increase of $0.6 million related to the recognition of deferred revenues from the production curtailments in the Monroe Field in 2008.

Lease operating expenses for 2009 decreased $1.2 million compared with 2008 primarily as the result of a decrease of $6.9 million related to the oil and natural gas properties that we acquired prior to 2008 offset by an increase of $5.7 million of lease operating expenses associated with the oil and natural gas properties that we acquired in 2009 and 2008. Lease operating expenses per Mcfe were $1.71 in 2009 compared with $2.09 in 2008. This decrease reflects a downward trend in operating costs in 2009 throughout the oil and natural gas industry.

The cost of purchased natural gas for 2009 decreased $5.3 million compared with 2008 primarily due to lower prices for natural gas that we purchased and transported through our gathering systems in the Monroe Field.

Production taxes for 2009 decreased $3.1 million compared with 2008 primarily as the result of a decrease of $4.4 million in production taxes associated with our decreased oil, natural gas and natural gas liquids revenues offset by an increase of $1.3 million in production taxes associated with the oil and natural gas properties that we acquired in 2009 and 2008. Production taxes for 2009 were $0.25 per Mcfe compared with $0.44 per Mcfe for 2008.

Asset retirement obligations accretion expense for 2009 increased $0.6 million compared with 2008 primarily due to $0.3 million related to the oil and natural gas properties that we acquired in 2009 and 2008 and $0.3 million from the drilling of new wells on the oil and natural gas properties that we acquired prior to 2008. Asset retirement obligations accretion expense for 2009 was $0.08 per Mcfe compared with $0.07 per Mcfe for 2008.

Depreciation, depletion and amortization for 2009 increased $14.0 million compared with 2008 primarily due to $7.4 million related to the oil and natural gas properties that we acquired in 2009 and 2008 and $6.5 million related to the oil and natural gas properties that we acquired prior to 2008. This increase is mainly attributable to a higher depreciation, depletion and amortization rate for the properties acquired during the second half of 2008. Depreciation, depletion and amortization for 2009 was $2.15 per Mcfe compared with $1.86 per Mcfe for 2008.

General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to EnerVest, professional fees and other costs not directly associated with field operations. General and administrative expenses for 2009 totaled $18.6 million, an increase of $4.9 million compared with 2008. This increase is primarily the result of an increase of $2.1 million of fees paid to EnerVest under the omnibus agreement due to our acquisitions of oil and natural gas properties in 2008 and 2009 and an increase of $2.8 million in compensation costs related to our phantom units and performance units. General and administrative expenses were $0.77 per Mcfe in 2009 compared with $0.67 per Mcfe in 2008.

Realized gains (losses) on mark–to–market derivatives, net represent the monthly cash settlements with our counterparties related to derivatives that matured during the period. During 2009, we received cash payments of $69.0 million from our counterparties as the contract prices for our derivatives exceeded the underlying market prices for that period. During 2008, we made cash payments of $14.6 million to our counterparties as the contract prices for our derivatives were lower than the underlying market prices for that period.

Unrealized (losses) gains on mark–to–market derivatives, net represent the change in the fair value of our open derivatives during the period. In 2009, the fair value of our open derivatives decreased from a net asset of $144.7 million at December 31, 2008 to a net asset of $93.1 million at December 31, 2009. In 2008, the fair value of our open derivatives increased from a net liability of $18.5 million at December 31, 2007 to a net asset of $144.7 million at December 31, 2008.

Interest expense for 2009 decreased $3.8 million compared with 2008 primarily due to $1.4 million of additional interest expense from the increase in weighted average borrowings outstanding under our credit facility offset by $5.1 million due to a lower weighted average effective interest rate in 2009 compared with 2008.

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

Net income for 2008 was $225.5 million, an increase of $214.3 million compared with 2007. Of this decrease, $190.6 million related to non–cash changes in the value of our derivatives. We carry our derivatives at fair value on our consolidated balance sheet, with the changes in the fair value included in our consolidated statement of operations in the period in which the change occurs. These unrealized gains and losses can fluctuate significantly from period to period as prices for oil and natural gas change. The remainder of the increase was primarily due to our growth through acquisitions and higher prices for oil, natural gas and natural gas liquids.

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

Realized gains (losses) on mark–to–market derivatives, net represent the monthly cash settlements with our counterparties related to derivatives that matured during the period. During 2008, we made cash payments of $14.6 million to our counterparties as the contract prices for our derivatives were lower than the underlying market prices for that period. During 2007, we received cash payments of $9.0 million from our counterparties as the contract prices for our derivatives exceeded the underlying market prices for that period.

Unrealized (losses) gains on mark–to–market derivatives, net represent the change in the fair value of our open derivatives during the period. In 2008, the fair value of our open derivatives increased from a net liability of $18.5 million at December 31, 2007 to a net asset of $144.7 million at December 31, 2008. In 2007, the fair value of our open derivatives decreased from a net asset of $10.3 million at December 31, 2006 to a net liability of $18.5 million at December 31, 2007. The net unrealized gains on our mark–to market derivatives were due to the significant decline in oil and natural gas prices at December 31, 2008 compared with December 31, 2007.

Interest expense for 2008 increased $8.1 million compared with 2007 primarily due to $10.8 million of additional interest expense from the increase in borrowings outstanding under our credit facility offset by $2.7 million due to lower weighted average effective interest rates in 2008 compared with 2007.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital have been issuances of equity securities, borrowings under our credit facility and cash flows from operations, and our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our partners and working capital needs. For 2010, we believe that cash on hand and net cash flows generated from operations will be adequate to fund our capital budget and satisfy our short–term liquidity needs. We may also utilize various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund our acquisitions and long–term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

In the past we accessed the equity markets to finance our significant acquisitions. While we have been successful in accessing the public equity markets twice in 2009 and once in 2010, any disruptions in the financial markets may limit our ability to access the public equity or debt markets in the future.

Available Credit Facility

We have a $700.0 million facility that expires in October 2012. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $50.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0. As of December 31, 2009, we were in compliance with these financial covenants.

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of December 31, 2009, the borrowing base was $465.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties. The borrowing base is determined by each lender based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other matters that may vary by lender.

Borrowings under the facility will bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding.

At December 31, 2009, we had $302.0 million outstanding under the facility.

Cash and Short–term Investments

At December 31, 2009, we had $18.8 million of cash and short–term investments, which included $15.1 million of short–term investments. With regard to our short–term investments, we invest in money market accounts with a major financial institution.

Counterparty Exposure

At December 31, 2009, our open commodity derivative contracts were in a net receivable position with a fair value of $93.1 million.  All of our commodity derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and we could incur a loss.  As of December 31, 2009, all of our counterparties have performed pursuant to their commodity derivative contracts.

Cash Flows

Cash flows provided (used) by type of activity were as follows for the years ended December 31:

	2009	2008	2007
Operating activities	$109,525	$104,371	$56,114
Investing activities	(53,917)	(210,009)	(467,056)
Financing activities	(78,430)	137,046	419,287

Operating Activities

Cash flows from operating activities provided $109.5 million and $104.4 million in 2009 and 2008, respectively.  The increase was primarily due to increases in production levels from our acquisitions of oil and natural gas properties in 2009 and 2008 and realized gains on mark–to–market derivatives partially offset by changes in working capital at December 31, 2009 compared with December 31, 2008.  The underlying driver of the change in working capital was decreased prices for oil and natural gas in 2009 compared with 2008.

Cash flows from operations provided $104.4 million in 2008 compared with $56.1 million in 2007.  The increase reflects our significant growth primarily as a result of our acquisitions.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties.  During 2009, we spent $39.6 million on acquisitions of oil and natural gas properties and $14.3 million for the development of our oil and natural gas properties.  During 2008, we spent $177.0 million on acquisitions of oil and natural gas properties and $33.0 million for the development of our oil and natural gas properties.  During 2007, we spent $456.5 million on acquisitions of oil and natural properties and $10.5 million for the development of our oil and natural gas properties.

Financing Activities

During 2009, we received net proceeds of $148.6 million from our public equity offerings in June 2009 and September 2009, and we received contributions of $3.1 million from our general partner in order to maintain its 2% interest in us.  We borrowed $20.0 million under our credit facility to finance our acquisition of oil and natural gas properties in November 2009 and we repaid $185.0 million of borrowings outstanding under our credit facility with proceeds from our public equity offerings and cash flows from operations.  In addition, we paid distributions of $65.0 million to holders of our common and subordinated units and our general partner.

During 2008, we borrowed $197.0 million under our credit facility to finance our acquisitions of oil and natural gas properties in 2008 and we paid distributions of $45.3 million to holders of our common and subordinated units and our general partner.  In addition, as we acquired the San Juan Basin oil and natural gas properties from institutional partnerships managed by EnerVest, we carried over the historical costs related to EnerVest’s interests and applied purchase accounting to the remaining interests and recorded deemed distributions of $13.9 million related to the difference between the purchase price allocation and the amount paid for the San Juan acquisition.

During 2007, we received net proceeds of $219.7 million from our private equity offerings in February and June 2007.  From these net proceeds, we repaid $196.4 million of borrowings outstanding under our credit facility.  We borrowed $438.4 million under our credit facility to finance the acquisitions of oil and natural gas properties in 2007.  We paid $25.1 million of distributions to holders of our common and subordinated units and our general partner.  In addition, as we acquired certain oil and natural gas properties from institutional partnerships managed by EnerVest, we carried over the historical costs related to EnerVest’s interests and applied purchase accounting to the remaining interests and recorded deemed distributions of $16.2 million related to the difference between the purchase price allocations and the amounts paid for these acquisitions.

Capital Requirements

We currently expect 2010 spending for the development of our oil and natural gas properties to be between $20.0 million and $30.0 million.

In 2010, we also currently expect to make distributions of approximately $94.5 million to our unitholders based on our current quarterly distribution rate of $0.755 per common unit and unvested phantom unit outstanding.

We are actively engaged in the acquisition of oil and natural gas properties.  We would expect to finance any significant acquisition of oil and natural gas properties in 2010 through the issuance of equity or debt securities.

Contractual Obligations

In the table below, we set forth our contractual cash obligations as of December 31, 2009.  Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors.  The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.  Amounts in the table represent obligations where both the timing and amount of payment streams are known.

	Payments Due by Period (amounts in thousands)
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Total debt	$302,000	$–	$302,000	$–	$–
Estimated interest payments (1)	26,825	9,754	17,071	–	–
Purchase obligation (2)	8,000	8,000	–	–	–
Total	$336,825	$17,754	$319,071	$–	$–

(1)
Amounts represent the expected cash payments for interest based on the debt outstanding and the weighted average effective interest rate of 3.23% as of December 31, 2009.  Such amounts do not include the effects of our interest rate swaps.

(2)
Amounts represent payments to be made under our omnibus agreement with EnerVest based on the amount that we pay as of December 31, 2009.  This amount will increase or decrease as we purchase or divest assets.  While these payments will continue for periods subsequent to December 31, 2010, no amounts are shown as they cannot be quantified.

Our asset retirement obligations are not included in the table above given the uncertainty regarding the actual timing of such expenditures.  The total amount of our asset retirement obligations at December 31, 2009 is $43.7 million.

Off–Balance Sheet Arrangements

As of December 31, 2009, we had no off–balance sheet arrangements.

RECENT ACCOUNTING STANDARDS

In December 2007, the FASB issued new accounting guidance regarding the accounting for business combinations.  This new guidance retains the acquisition method of accounting used in business combinations and establishes principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, this guidance requires disclosures to enable users to evaluate the nature and financial effects of the business combination.  We adopted this new guidance on January 1, 2009 for our acquisitions completed in 2009 (see Note 4).

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

In December 2008, the SEC published Modernization of Oil and Gas Reporting, a revision to its oil and natural gas reporting disclosures.  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (iii) report oil and natural gas reserves using an average price based upon the prior 12 month period rather than year end prices.  The new disclosure requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Forms 10–K and 20–F for fiscal years ending on or after December 31, 2009.  We adopted the new disclosure requirements in this Form 10–K (see Notes 15, 16 and 17).

In May 2009, the FASB issued new accounting guidance to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This new guidance is effective for interim or financial periods ending after June 15, 2009.  We adopted this new guidance in our interim period ended June 30, 2009.

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

In January 2010, the FASB issued ASU No. 2010–03, Extractive Activities – Oil and Gas (Topic 932), to align the oil and natural gas reserve estimation and disclosure requirements of Topic 932 with the SEC’s final rule, Modernization of Oil and Gas Reporting.  ASU No. 2010–03 is effective for annual reporting periods ending on or after December 31, 2009.  We adopted the provisions of ASU 2010–03 in our consolidated financial statements for the year ended December 31, 2009 (see Notes 15, 16 and 17).

In January 2010, the FASB issued ASU No. 2010–06, Fair Value Measurements and Disclosures (Topic 820), which provides amendments to Topic 820 that will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements and (iv) the transfers between Levels 1, 2 and 3.  ASU 2010–06 is effective for interim and annual reporting periods beginning after December 31, 2009.  We will adopt ASU 2010–06 for the quarter ending March 31, 2010, and we have not yet determined the impact, if any, on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010–09, Subsequent Events (Topic 855), to amend the disclosure requirements of events that occur after the balance sheet date but before financial statements are issued or are available to be issued that was issued by the FASB in May 2009.  Entities that are SEC filers (as defined in ASU No. 2010–09) are required to evaluate subsequent events through the date that the financial statements are issued, while non–SEC filers are required to evaluate subsequent events through the date that the financial statements are available to be issued.  In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010–09 is effective upon issuance.  We adopted the provisions of ASU 2010–09 in our consolidated financial statements for the year ended December 31, 2009 (see Note 18).

No other new accounting pronouncements issued or effective during the year ended December 31, 2009 have had or are expected to have a material impact on our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial statements that arise in the normal course of business.  We may enter into derivative instruments to manage or reduce market risk, but do not enter into derivative agreements for speculative purposes.

We do not designate these or future derivative instruments as hedges for accounting purposes.  Accordingly, the changes in the fair value of these instruments are recognized currently in earnings.

Commodity Price Risk

Our major market risk exposure is to prices for oil, natural gas and natural gas liquids.  These prices have historically been volatile.  As such, future earnings are subject to change due to changes in these prices.  Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot prices for natural gas production.  We have used, and expect to continue to use, oil and natural gas commodity contracts to reduce our risk of changes in the prices of oil and natural gas.  Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with pre–existing or anticipated sales of oil and natural gas.

We have entered into oil and natural gas commodity contracts to hedge significant amounts of our anticipated oil and natural gas production through August 2014.  The amounts hedged represent, on an Mcfe basis, approximately 59% of the production attributable to our estimated net proved reserves through August 2014, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules.  Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.  Please read the disclosures under “Our estimated oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate.  Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in the “Risk Factors” section included in Item 1A.

The fair value of our oil and natural gas commodity contracts and basis swaps at December 31, 2009 was a net asset of $105.1 million.  A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts and basis swaps of approximately $31.2 million.  Please see “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility also exposes us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates.  The fair value of our interest rate swaps at December 31, 2009 was a net liability of $12.1 million.  If interest rates on our facility increased by 1%, interest expense for 2009 would have increased by approximately $16.2 million.  Please see “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

The following tables set forth the required cash payments for our long–term debt and the related weighted average effective interest rate as of December 31 2009:

	As of December 31, 2009
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long–term debt:
Variable			$302,000				$302,000	$302,000
Average interest rate			3.23%				3.23%

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

 Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that EV Energy Partners, L.P.’s internal control over financial reporting was effective as of December 31, 2009.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2009 which is included in ”Item 8. Financial Statements and Supplementary Data” contained herein.

/s/ JOHN B. WALKER	/s/ MICHAEL E. MERCER
John B. Walker	Michael E. Mercer
Chief Executive Officer of EV Management, LLC,	Chief Financial Officer of EV Management, LLC,
general partner of EV Energy, GP, L.P.,	general partner of EV Energy GP, L.P.,
general partner of EV Energy Partners, L.P.	general partner of EV Energy Partners, L.P.

Houston, TX
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of EV Management, LLC
and Unitholders of EV Energy Partners, L.P. and  Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of EV Energy Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and changes in owners’ equity of the Partnership for each of the three years in the period ended December 31, 2009. We also have audited the Partnership's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EV Energy Partners, L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting during 2009 for (1) oil and natural gas reserves and disclosures and (2) business combinations.

/s/DELOITTE & TOUCHE LLP
Houston, Texas
March 16, 2010

EV Energy Partners, L.P.
Consolidated Balance Sheets
(In thousands, except number of units)

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$18,806	$41,628
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	14,599	17,588
Related party	2,881	1,463
Other	1,034	3,278
Derivative asset	26,733	50,121
Prepaid expenses and other current assets	625	1,037
Total current assets	64,678	115,115

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; December 31, 2009, $121,970; December 31, 2008, $69,958	771,752	765,243
Other property, net of accumulated depreciation and amortization; December 31, 2009, $319; December 31, 2008, $284	742	180
Long–term derivative asset	68,549	96,720
Other assets	1,984	2,737
Total assets	$907,705	$979,995

LIABILITIES AND OWNERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$10,310	$14,063
Deferred revenues	–	4,120
Derivative liability	1,543	2,115
Total current liabilities	11,853	20,298

Asset retirement obligations	42,533	33,787
Long–term debt	302,000	467,000
Other long–term liabilities	3,212	1,426
Long–term derivative liability	676	–

Commitments and contingencies

Owners’ equity:
Common unitholders – 23,475,471 units and 13,027,062 units issued and outstanding as of December 31, 2009 and 2008, respectively	548,160	432,031
Subordinated unitholders – 3,100,000 units issued and outstanding as of December 31, 2008	–	21,618
General partner interest	(729)	3,835
Total owners’ equity	547,431	457,484
Total liabilities and owners’ equity	$907,705	$979,995

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.
Consolidated Statement of Operations
(In thousands, except per unit data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Oil, natural gas and natural gas liquids revenues	$114,066	$192,757	$89,422
Gain on derivatives, net	–	1,597	3,171
Transportation and marketing–related revenues	7,846	12,959	11,415
Total revenues	121,912	207,313	104,008

Operating costs and expenses:
Lease operating expenses	41,495	42,681	21,515
Cost of purchased natural gas	4,509	9,849	9,830
Production taxes	5,983	9,088	3,360
Asset retirement obligations accretion expense	2,035	1,434	814
Depreciation, depletion and amortization	52,048	38,032	19,759
General and administrative expenses	18,556	13,653	10,384
Total operating costs and expenses	124,626	114,737	65,662

Operating (loss) income	(2,714)	92,576	38,346

Other income (expense), net:
Realized gains (losses) on mark–to–market derivatives, net	68,984	(14,557)	8,978
Unrealized (losses) gains on mark–to–market derivatives, net	(51,665)	163,270	(28,884)
Interest expense	(12,321)	(16,128)	(8,009)
Other (expense) income, net	(626)	559	813
Total other income (expense), net	4,372	133,144	(27,102)

Income before income taxes	1,658	225,720	11,244

Income taxes	(248)	(235)	(54)

Net income	$1,410	$225,485	$11,190

General partner’s interest in net income, including incentive distribution rights	$7,040	$8,847	$1,221
Limited partners’ interest in net income	$(5,630)	$216,638	$9,969

Net (loss) income per limited partner unit (basic and diluted)	$(0.29)	$14.12	$0.77

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.
Consolidated Statement of Cash Flows
(In thousands)
	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$1,410	$225,485	$11,190
Adjustments to reconcile net income to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	2,035	1,434	814
Depreciation, depletion and amortization	52,048	38,032	19,759
Equity–based compensation	3,659	1,241	1,507
Amortization of deferred loan costs	799	370	155
Unrealized loss (gain) on mark–to–market derivatives	51,665	(164,867)	25,713
Other	544	–	–
Changes in operating assets and liabilities:
Accounts receivable	3,955	327	(8,926)
Prepaid expenses and other current assets	214	(151)	441
Accounts payable and accrued liabilities	(2,126)	(233)	4,627
Deferred revenues	(4,120)	2,998	1,122
Other, net	(558)	(265)	(288)
Net cash flows provided by operating activities	109,525	104,371	56,114

Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net of cash acquired	(39,646)	(176,992)	(456,513)
Development of oil and natural gas properties	(14,271)	(33,017)	(10,543)
Net cash flows used in investing activities	(53,917)	(210,009)	(467,056)

Cash flows from financing activities:
Long–term debt borrowings	20,000	197,000	438,350
Repayments of long–term debt borrowings	(185,000)	–	(196,350)
Proceeds from equity offerings	149,038	–	215,600
Offering costs	(484)	–	(302)
Distributions related to acquisitions	–	(13,918)	(16,238)
Loan costs incurred	(44)	(1,331)	(1,046)
Contributions from general partner	3,077	601	4,400
Distributions to partners and dividends paid	(65,017)	(45,306)	(25,127)
Net cash flows (used in) provided by financing activities	(78,430)	137,046	419,287

(Decrease) increase in cash and cash equivalents	(22,822)	31,408	8,345
Cash and cash equivalents – beginning of period	41,628	10,220	1,875
Cash and cash equivalents – end of period	$18,806	$41,628	$10,220

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.
Consolidated Statement of Changes in Owner's Equity
(In thousands)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Income	Total Owners’ Equity
Balance, December 31, 2006	$77,701	$10,830	$3,379	$4,343	$96,253
Proceeds from private equity offerings	215,600	–	–	–	215,600
Offering costs	(302)	–	–	–	(302)
Contributions from general partner	–	–	4,400	–	4,400
Distributions in conjunction with acquisitions	(695)	(12,734)	(2,809)	–	(16,238)
Distributions	(18,226)	(5,952)	(949)	–	(25,127)
Acquisition of derivatives	–	–	–	425	425
Comprehensive income:
Net income	8,598	2,368	224	–
Reclassification adjustment into earnings	–	–	–	(3,171)
Total comprehensive income					8,019
Balance, December 31, 2007	282,676	(5,488)	4,245	1,597	283,030
Conversion of 42,500 vested phantom units	1,262	–	–	–	1,262
Contributions from general partner	–	–	601	–	601
Issuance of 1,145,123 common units in conjunction with acquisition of oil and natural gas properties	7,927	–	–	–	7,927
Distributions in conjunction with acquisitions	(5,453)	(7,390)	(1,075)	–	(13,918)
Distributions	(32,582)	(8,278)	(4,446)	–	(45,306)
Comprehensive income:
Net income	178,201	42,774	4,510	–
Reclassification adjustment into earnings	–	–	–	(1,597)
Total comprehensive income					223,888
Balance, December 31, 2008	432,031	21,618	3,835	–	457,484
Conversion of 103,409 vested phantom units	1,706	–	–	–	1,706
Proceeds from public equity offerings	149,038	–	–	–	149,038
Offering costs	(484)	–	–	–	(484)
Contributions from general partner	–	–	3,077	–	3,077
Distributions	(48,016)	(9,331)	(7,670)	–	(65,017)
Equity–based compensation	217	–	–	–	217
Conversion of subordinated units	13,176	(13,176)	–	–	–
Net income	492	889	29	–	1,410
Balance, December 31, 2009	$548,160	$–	$(729)	$–	$547,431

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

EV Energy Partners, L.P. (the “Partnership”) is a publicly held limited partnership that engages in the acquisition, development and production of oil and natural gas properties.  The Partnership’s general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of its general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company.  EV Management is a wholly owned subsidiary of EnerVest, Ltd. (“EnerVest”), a Texas limited partnership.  EnerVest and its affiliates also have a significant interest in the Partnership through their 71.25% ownership of EV Energy GP which, in turn, owns a 2% general partner interest in the Partnership and all of its incentive distribution rights.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the operations of the Partnership and all of its wholly–owned subsidiaries (“we,” “our” or “us”).  All intercompany accounts and transactions have been eliminated in consolidation/combination.  In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

Use of Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base our estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances.  Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.  While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The majority of cash and cash equivalents are maintained with several major financial institutions in the United States.  Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, we regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant default risk.

Accounts Receivable

Accounts receivable from oil, natural gas and natural gas liquids sales are recorded at the invoiced amount and do not bear interest.  We routinely assess the financial strength of our customers and bad debts are recorded based on an account–by–account review after all means of collection have been exhausted, and the potential recovery is considered remote.

As of December 31, 2009 and 2008, we did not have any reserves for doubtful accounts, and we did not incur any expense related to bad debts.  We do not have any off–balance sheet credit exposure related to our customers.

Property and Depreciation

Our oil and natural gas producing activities are accounted for under the successful efforts method of accounting.  Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred.  Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found.  Lease acquisition costs are capitalized when incurred.  Capitalized costs associated with unproved properties totaled $2.8 million and $0.2 million as of December 31, 2009 and December 31, 2008, respectively.  Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain non–producing leasehold costs are expensed as incurred.

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

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

Impairment of Long–Lived Assets

We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable.  The determination of recoverability is made based upon estimated undiscounted future net cash flows.  The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset.  For the years ended December 31, 2009, 2008 and 2007, we recorded no impairments related to proved oil and natural gas properties as the carrying amounts of such properties were determined to be recoverable.

Unproved oil and natural gas properties are assessed periodically on a property–by–property basis, and any impairment in value is recognized.  For the years ended December 31, 2009, 2008 and 2007, we recorded no impairments related to unproved oil and natural gas properties.

Asset Retirement Obligations

An asset retirement obligation (“ARO”) represents the future abandonment costs of tangible assets, such as platforms, wells, service assets, pipelines, and other facilities. We record an ARO and capitalize the asset retirement cost in oil and natural gas properties in the period in which the retirement obligation is incurred based upon the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells.  After recording these amounts, the ARO is accreted to its future estimated value using an assumed cost of funds and the additional capitalized costs are depreciated on a unit–of–production basis.  If the ARO is settled for an amount other than the recorded amount, a gain or loss is recognized.

Revenue Recognition

Oil, natural gas and natural gas liquids revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectibility of the revenue is reasonably possible.  We follow the sales method of accounting for natural gas revenues.  Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest.  An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production.  Under the sales method, no receivables are recorded where we have taken less than our share of production.  There were no material gas imbalances at December 31, 2009 or 2008.

We own and operate a network of natural gas gathering systems in the Monroe field in Northern Louisiana which gather and transport owned natural gas and a small amount of third party natural gas to intrastate, interstate and local distribution pipelines.  Natural gas gathering and transportation revenue is recognized when the natural gas has been delivered to a custody transfer point.

Income Taxes

We are a partnership that is not taxable for federal income tax purposes.  As such, we do not directly pay federal income tax.  As appropriate, our taxable income or loss is includable in the federal income tax returns of our partners.  Since we do not have access to information regarding each partner’s tax basis, we cannot readily determine the total difference in the basis of our net assets for financial and tax reporting purposes.

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

We record our obligations under the Texas gross margin tax as “Income taxes” in our consolidated statement of operations.

Net Income per Limited Partner Unit

In March 2008, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance as to how current period earnings should be allocated between limited partners and a general partner when the partnership agreement contains incentive distribution rights.  We adopted this guidance on January 1, 2009.

Under this guidance, net income for the current reporting period is to be reduced by the amount of available cash that will be distributed to the limited partners, the general partner and the holders of the incentive distribution rights for that reporting period.  The undistributed earnings, if any, are then allocated to the limited partners, the general partner and the holders of the incentive distribution rights in accordance with the terms of the partnership agreement.  Our partnership agreement does not allow for the distribution of undistributed earnings to the holders of the incentive distribution rights, as it limits distributions to the holders of the incentive distribution rights to available cash as defined in the partnership agreement.  Basic and diluted net income per limited partner unit is determined by dividing net income, after deducting the amount allocated to the general partner and the holders of the incentive distribution rights, by the weighted average number of outstanding limited partner units during the period.

Derivatives

We monitor our exposure to various business risks, including commodity price and interest rate risks, and use derivatives to manage the impact of certain of these risks.  Our policies do not permit the use of derivatives for speculative purposes.  We use energy derivatives for the purpose of mitigating risk resulting from fluctuations in the market price of oil and natural gas.

We have elected not to designate our derivatives as hedging instruments.  Changes in the fair value of derivatives are recorded immediately to net income as “Unrealized (losses) gains on mark–to–market derivatives, net” in our consolidated statement of operations.

The counterparties to our derivatives are major financial institutions.  The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, derivatives and long–term debt.  The carrying amounts of our financial instruments other than derivatives and long–term debt approximate fair value because of the short-term nature of the items.  Derivatives are recorded at fair value (see Note 6).  The carrying value of our debt approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us.

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

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

In 2009, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. In 2008, three customers accounted for 11%, 10% and 10%, respectively, of our consolidated oil, natural gas and natural gas liquids revenues. In 2007, one customer accounted for 15% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year’s presentation. In our consolidated statement of cash flows and consolidated statement of owners’ equity for the year ended December 31, 2007, we reclassified $4.4 million which was previously included as a component of “Proceeds from public offerings” to “Contributions from general partner.”

Recent Accounting Standards

In December 2007, the FASB issued new accounting guidance regarding the accounting for business combinations. This new guidance retains the acquisition method of accounting used in business combinations and establishes principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, this guidance requires disclosures to enable users to evaluate the nature and financial effects of the business combination. We adopted this new guidance on January 1, 2009 for our acquisitions completed in 2009 (see Note 4).

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

In December 2008, the SEC published Modernization of Oil and Gas Reporting, a revision to its oil and natural gas reporting disclosures. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (iii) report oil and natural gas reserves using an average price based upon the prior 12 month period rather than year end prices. The new disclosure requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Forms 10–K and 20–F for fiscal years ending on or after December 31, 2009. We adopted the new disclosure requirements in this Form 10–K (see Notes 15, 16 and 17).

In May 2009, the FASB issued new accounting guidance to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new guidance is effective for interim or financial periods ending after June 15, 2009. We adopted this new guidance in our interim period ended June 30, 2009.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010–03, Extractive Activities – Oil and Gas (Topic 932), to align the oil and natural gas reserve estimation and disclosure requirements of Topic 932 with the SEC’s final rule, Modernization of Oil and Gas Reporting. ASU No. 2010–03 is effective for annual reporting periods ending on or after December 31, 2009. We adopted the provisions of ASU 2010–03 in our consolidated financial statements for the year ended December 31, 2009 (see Notes 15, 16 and 17).

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

In January 2010, the FASB issued ASU No. 2010–06, Fair Value Measurements and Disclosures (Topic 820), which provides amendments to Topic 820 that will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements and (iv) the transfers between Levels 1, 2 and 3.  ASU 2010–06 is effective for interim and annual reporting periods beginning after December 31, 2009.  We will adopt ASU 2010–06 for the quarter ending March 31, 2010, and we have not yet determined the impact, if any, on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010–09, Subsequent Events (Topic 855), to amend the disclosure requirements of events that occur after the balance sheet date but before financial statements are issued or are available to be issued that was issued by the FASB in May 2009.  Entities that are SEC filers (as defined in ASU No. 2010–09) are required to evaluate subsequent events through the date that the financial statements are issued, while non–SEC filers are required to evaluate subsequent events through the date that the financial statements are available to be issued.  In addition, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010–09 is effective upon issuance.  We adopted the provisions of ASU 2010–09 in our consolidated financial statements for the year ended December 31, 2009 (see Note 18).

No other new accounting pronouncements issued or effective during the year ended December 31, 2009 have had or are expected to have a material impact on our consolidated financial statements.

NOTE 3. EQUITY–BASED COMPENSATION

EV Management has a long–term incentive plan (the “Plan”) for employees, consultants and directors of EV Management and its affiliates who perform services for us.  The Plan, as amended, allows for the award of unit options, phantom units, performance units, restricted units and deferred equity rights.  The aggregate amount of our common units that may be awarded under the plan is 1.5 million units.  Unless earlier terminated by us or unless all units available under the Plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016.  The compensation committee or the board of directors administers the Plan.

Phantom Units

As of December 31, 2009, we had issued 0.7 million phantom units, and we had 0.4 million phantom units outstanding.  The phantom units are subject to graded vesting over a two to four year period.  On satisfaction of the vesting requirement, the holders of the phantom units are entitled, at our discretion, to either common units or a cash payment equal to the current value of the units.

We account for the phantom units issued prior to 2009 as liability awards due to the Plan’s provision allowing us, at our discretion, to settle the awards in either cash or common units and the presumption that some or all of these awards would be settled in cash.  The fair value of these phantom units is remeasured at the end of each reporting period based on the current market price of our common units until settlement.  Prior to settlement, compensation cost is recognized for these phantom units based on the proportionate amount of the requisite service period that has been rendered to date.

We recognized compensation cost related to these phantom units of $3.4 million, $1.2 million and $1.5 million in the years ended December 31, 2009, 2008 and 2007, respectively.  These costs are included in “General and administrative expenses” in our consolidated statements of operations.  As of December 31, 2009, there was $5.6 million of total unrecognized compensation cost related to these unvested phantom units which is expected to be recognized over a weighted average period of 2.5 years.

In January 2009 and 2008, 0.1 million and 42,500 phantom units vested and were converted to common units at a fair value of $1.7 million and $1.3 million, respectively.

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

We account for the phantom units issued in 2009 as equity awards since we have determined that these awards will likely be settled by issuing common units.  We estimated the fair value of these phantom units using the Black–Scholes option pricing model.  The following assumptions were used to estimate the weighted average fair value of these phantom units:

Weighted average fair value of phantom units	$28.68
Expected volatility	57.016%
Risk–free interest rate	1.16%
Dividend yield (1)	0.0%
Expected life (years)	4.10

(1)	The dividend yield is not taken into account as recipients are entitled to receive all distributions underlying these phantom units.

We recognized compensation cost related to these phantom units of $0.1 million in the year ended December 31, 2009.  This cost is included in “General and administrative expenses” in our consolidated statements of operations.  As of December 31, 2009, there was $6.8 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 4.0 years.

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

We account for these performance units as equity awards, and we estimated the fair value of these performance units using the Monte Carlo simulation model.  The following assumptions were used to estimate the weighted average fair value of the performance units:

Weighted average fair value of performance units	$2.37
Expected volatility	56.725%
Risk–free interest rate	1.911%
Expected quarterly distribution amount (1)	$0.751
Expected life (years)	2.85

(1)	The fair value of the performance units assumes that the expected quarterly distribution amount will increase at a 3% annual compound growth rate over the five year term of the performance units.

We recognized compensation cost related to our performance units of $0.1 million in the year ended December 31, 2009.  This cost is included in “General and administrative expenses” in our consolidated statements of operations.  As of December 31, 2009, there was $0.6 million of total unrecognized compensation cost related to unvested performance units which is expected to be recognized over a weighted average period of 3.0 years.

In June 2009 and December 2009, the performance criterion was achieved with respect to 0.2 million of the performance units and the units will vest 25% each year beginning January 15, 2010.

NOTE 4. ACQUISITIONS

2009

In July 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Austin Chalk area in Central and East Texas.  We acquired a 15.15% interest in these properties for $12.0 million.  This acquisition was funded with cash on hand.

In September 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Austin Chalk area in Central and East Texas.  We acquired a 15.15% interest in these properties for $5.0 million.  This acquisition was funded with cash on hand.

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

In November 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Appalachian Basin.  We acquired a 17.2% interest in these properties for $22.6 million.  This acquisition was primarily funded with borrowings under our credit facility.

The recognized fair value of the identifiable assets acquired and liabilities assumed in connection with these acquisitions are as follows:

Accounts receivable	$141
Prepaid expenses and other current assets	409
Oil and natural gas properties	44,068
Other property	597
Accounts payable and accrued liabilities	(53)
Asset retirement obligations	(5,516)
$39,646

The amounts above represent the final recognized fair values of the identifiable assets acquired and liabilities assumed for the June 2009 and September 2009 acquisitions and a preliminary estimate of the fair values of the identifiable assets acquired and liabilities assumed for the November 2009 acquisition.  We expect to finalize the fair values for the November 2009 acquisition in the first quarter of 2010.

We incurred transaction related costs of $0.2 million in the year ended December 31, 2009, and these costs are included in “General and administrative expenses” in our consolidated statements of operations.  We have not presented any pro forma information for these acquisitions as the pro forma effect would not be material to our results of operations for the year ended December 31, 2009.

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

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

NOTE 5. RISK MANAGEMENT

Our business activities expose us to risks associated with changes in the market price of oil, natural gas and natural gas liquids.  In addition, our floating rate credit facility exposes us to risks associated with changes in interest rates.  As such, future earnings are subject to fluctuation due to changes in both the market price of oil, natural gas and natural gas liquids and interest rates.  We use derivatives to reduce our risk of changes in the prices of oil and natural gas and interest rates.  Our policies do not permit the use of derivatives for speculative purposes.

We have elected not to designate any of our derivatives as hedging instruments. Accordingly, changes in the fair value of our derivatives are recorded immediately to net income as “Unrealized (losses) gains on mark–to–market derivatives, net” in our consolidated statements of operations.

As of December 31, 2009, we had entered into oil and natural gas commodity contracts with the following terms:

Period Covered	Index	Hedged Volume	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (MBbls):
Swaps – 2010	WTI	688.0	89.81
Swaps – 2011	WTI	219.0	103.66
Collar – 2011	WTI	401.5		110.00	166.45
Swaps – 2012	WTI	205.0	104.05
Collar – 2012	WTI	366.0		110.00	170.85
Swaps – 2013	WTI	511.0	78.64
Swap – January 2014 through July 2014	WTI	106.0	84.60
Swaps – January 2014 through August 2014	WTI	194.4	82.28

Natural Gas (MmmBtus):
Swaps – 2010	Dominion Appalachia	2,437.5	8.19
Swap – 2011	Dominion Appalachia	912.5	8.69
Collar – 2011	Dominion Appalachia	1,095.0		9.00	12.15
Collar – 2012	Dominion Appalachia	1,830.0		8.95	11.45
Swap – 2010	Appalachia Columbia	110.2	5.75
Swaps – 2010	NYMEX	6,931.5	7.69
Collar – 2010	NYMEX	547.5		7.50	10.00
Swaps – 2011	NYMEX	5,584.5	8.18
Collar – 2011	NYMEX	440.6		5.85	7.55
Swaps – 2012	NYMEX	5,526.6	8.63
Swaps – 2013	NYMEX	3,285.0	7.23
Swaps – January 2014 through August 2014	NYMEX	1,215.0	7.06
Swap – 2010	MICHCON_NB	1,825.0	8.34
Collar – 2011	MICHCON_NB	1,642.5		8.70	11.85
Collar – 2012	MICHCON_NB	1,647.0		8.75	11.05
Swaps – 2010	HOUSTON SC	553.0	5.78
Collar – 2010	HOUSTON SC	1,277.5		7.25	9.55
Collar – 2011	HOUSTON SC	1,277.5		8.25	11.65
Collar – 2012	HOUSTON SC	1,098.0		8.25	11.10
Swap – 2010	EL PASO PERMIAN	912.5	7.68
Swap – 2011	EL PASO PERMIAN	912.5	9.30
Swap – 2012	EL PASO PERMIAN	732.0	9.21
Swap – 2013	EL PASO PERMIAN	1,095.0	6.77
Swap – 2013	SAN JUAN BASIN	1,095.0	6.66

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2009, we had also entered into natural gas basis swaps with the following terms:

Period Covered	Floating Index 1	Floating Index 2	Hedged Volume	Spread
2010	NYMEX	Panhandle TX/OK	730.0	(0.30)
2010	NYMEX	EL PASO PERMIAN	365.0	(0.275)
2010	NYMEX	SAN JUAN BASIN	1,642.5	(0.34)
2011	NYMEX	Dominion Appalachia	346.0	0.1975
2011	NYMEX	Appalachia Columbia	94.5	0.15

As of December 31, 2009, we had also entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
January 2010 – September 2012	$40,000	1 Month LIBOR	2.145%
January 2010 – July 2012	35,000	1 Month LIBOR	4.043%
January 2010 – July 2012	40,000	1 Month LIBOR	4.050%
January 2010 – July 2012	70,000	1 Month LIBOR	4.220%
January 2010 – July 2012	20,000	1 Month LIBOR	4.248%
January 2010 – July 2012	35,000	1 Month LIBOR	4.250%

The fair value of these derivatives was as follows as of December 31:

	Asset Derivatives		Liability Derivatives
	2009	2008	2009	2008
Oil and natural gas commodity contracts	$111,541	$160,706	$6,413	$–
Interest rate swaps	–	–	12,065	15,980
Total fair value	111,541	160,706	18,478	15,980
Netting arrangements	(16,259)	(13,865)	(16,259)	(13,865)
Net recorded fair value	$95,282	$146,841	$2,219	$2,115

Location of derivatives on our condensed consolidated balance sheets:
Derivative asset	$26,733	$50,121	$–	$–
Long–term derivative asset	68,549	96,720	–	–
Derivative liability	–	–	1,543	2,115
Long–term derivative liability	–	–	676	–
	$95,282	$146,841	$2,219	$2,115

The following table presents the impact of derivatives and their location within the consolidated statements of operations for the years ended December 31:

	2009	2008	2007
Realized gains (losses) on mark–to–mark derivatives, net:
Oil and natural gas commodity contracts	$77,335	$(12,959)	$8,978
Interest rate swaps	(8,351)	(1,598)	–
Total	$68,984	$(14,557)	$8,978

Unrealized (losses) gains on mark–to–market derivatives, net:
Oil and natural gas commodity contracts	$(55,580)	$179,250	$(28,884)
Interest rate swaps	3,915	(15,980)	–
Total	$(51,665)	$163,270	$(28,884)

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2008 and 2007, we reclassified $1.6 million and $3.2 million, respectively, from AOCI to “Gain on derivatives, net” related to derivatives where we removed the previous hedge designation.

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents the fair value hierarchy table for our net assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2009:
Derivatives	$93,063	$–	$93,063	$–

At December 31, 2008:
Derivatives	$144,726	$–	$144,726	$–

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets or liabilities.  Level 2 refers to fair values determined based on quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration.  Level 3 refers to fair values determined based on our own assumptions used to measure assets and liabilities at fair value.

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.   These derivatives are indexed to active trading hubs for the underlying commodity, and are OTC contracts commonly used in the energy industry and offered by a number of financial institutions and large energy companies.

As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2.  We value these derivatives based on observable market data for similar instruments.  This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves.  Our estimates of fair value have been determined at discrete points in time based on relevant market data.  These estimates involve uncertainty and cannot be determined with precision.  There were no changes in valuation techniques or related inputs in the year ended December 31, 2009.

NOTE 7. ASSET RETIREMENT OBLIGATIONS

The changes in the aggregate ARO are as follows:

Balance as of December 31, 2007	$19,595
Liabilities incurred or assumed in acquisitions	13,098
Accretion expense	1,434
Revisions in estimated cash flows	514
Payments to settle liabilities	(26)
Balance as of December 31, 2008	34,615
Liabilities incurred or assumed in acquisitions	5,958
Accretion expense	2,035
Revisions in estimated cash flows	1,749
Payments to settle liabilities	(669)
Balance as of December 31, 2009	$43,688

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2009 and 2008, $1.2 million and $0.8 million, respectively, of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” on our consolidated balance sheets.

NOTE 8. LONG–TERM DEBT

As of December 31, 2009, our credit facility consists of a $700.0 million senior secured revolving credit facility that expires in October 2012.  Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries.  We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners.  We also may use up to $50.0 million of available borrowing capacity for letters of credit.  The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.00 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0.  As of December 31, 2009, we were in compliance with these financial covenants.

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.23% and 4.74% at December 31, 2009 and 2008, respectively).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves.  As of December 31, 2009, the borrowing base was $465.0 million.  The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

We had $302.0 million and $467.0 million outstanding under the facility at December 31, 2009 and 2008, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business.  We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2009 and 2008.

NOTE 10. OWNERS’ EQUITY

Issuance of Units

In February 2007 and June 2007, we entered into Common Unit Purchase Agreements and Registration Rights Agreements for the issuance of 3.9 million common units and 3.4 million common units, respectively, to institutional investors in private placements.  We received net proceeds of $219.7 million, including contributions of $4.4 million by our general partner to maintain its 2% interest in us.  We used the proceeds primarily to repay indebtedness outstanding under our credit facility.

In September 2008, we issued a total of 1,145,123 common units to EnerVest in conjunction with our acquisition of natural gas properties in West Virginia and oil and natural gas properties in the San Juan Basin (see Note 4).

In June 2009 and September 2009, we closed public offerings of 4.025 million common units and 3.22 million common units, respectively, at offering prices of $20.40 per common unit and $22.83 per common unit, respectively.  We received net proceeds of $151.6 million, including contributions of $3.1 million by our general partner to maintain its 2% interest in us.

Units Outstanding

At December 31, 2009, owner’s equity consists of 23,475,471 common units outstanding (including 2,385,543 common units held by affiliates of EV Management, including executive officers), representing a 98% limited partnership interest in us, and a 2% general partnership interest.

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

Common Units

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

Subordinated Units

On November 17, 2009, all 3.1 million of our subordinated units were automatically converted on a one−for−one basis into common units.  The conversion occurred as a result of the satisfaction of certain financial tests required for early conversion of all outstanding subordinated units into common units as set forth in our partnership agreement.

General Partner Interest

Our general partner owns a 2% interest in us.  This interest entitles our general partner to receive distributions of available cash from operating surplus as discussed further below under Cash Distributions.  Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and general partner will receive.

The general partner has the management rights as set forth in our partnership agreement.

Allocations of Net Income

Net income is allocated between our general partner and the common unitholders in accordance with the provisions of our partnership agreement.  Net income is generally allocated first to our general partner and the common unitholders in an amount equal to the net losses allocated to our general partner and the common unitholders in the current and prior tax years under the partnership agreement.  The remaining net income is allocated to our general partner and the common unitholders in accordance with their respective percentage interests of the general partner and common units.

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

Our partnership agreement requires that we make distributions of available cash from operating surplus in the following manner:

•
first, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and

•	thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages below.

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

Our general partner is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distributions Target Amount	Limited Partner	General Partner
Minimum quarterly distribution	$0.40	98%	2%
First target distribution	Up to $0.46	98%	2%
Second target distribution	Above $0.46, up to $0.50	85%	15%
Thereafter	Above $0.50	75%	25%

The following sets forth the distributions we paid during the years ended December 31, 2009 and 2008:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 13, 2009	October 1, 2008 – December 31, 2008	$0.751	$13,814
May 15, 2009	January 1, 2009 – March 31, 2009	0.752	13,836
August 14, 2009	April 1, 2009 – June 30, 2009	0.753	17,293
November 13, 2009	July 1, 2009 – September 30, 2009	0.754	20,074
			$65,017

February 14, 2008	October 1, 2007 – December 31, 2007	$0.60	$9,735
May 15, 2008	January 1, 2008 – March 31, 2008	0.62	10,135
August 14, 2008	April 1, 2008 – June 30, 2008	0.70	11,732
November 14, 2008	July 1, 2008 – September 30, 2008	0.75	13,704
			$45,306

On January 26, 2010, the board of directors of EV Management declared a $0.755 per unit distribution for the fourth quarter of 2009 on all common units.  The distribution was paid on February 12, 2010 to unitholders of record at the close of business on February 5, 2010.  The aggregate amount of the distribution was $20.2 million.

NOTE 11. NET (LOSS) INCOME PER LIMITED PARTNER UNIT

The following sets forth the calculation of net (loss) income per limited partner unit for the years ended December 31:

	2009	2008	2007
Net income	$1,410	$225,485	$11,190
Less:
Incentive distribution rights	(7,012)	(4,337)	(997)
General partner’s 2% interest in net income	(28)	(4,510)	(224)
Net (loss) income available for limited partners	$(5,630)	$216,638	$9,969

Weighted average limited partner units outstanding (basic and diluted):
Common units	16,524	12,240	9,815
Subordinated units	2,718	3,100	3,100
Performance units (1)	60	–	–
Total	19,302	15,340	12,915

Net (loss) income per limited partner unit (basic and diluted)	$(0.29)	$14.12	$0.77

(1)
Our earned but unvested performance units are considered to be participating securities for purposes of calculating our net income per limited partner unit, and, accordingly, are now included in the basic computation as such.

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to our omnibus agreement with EnerVest, we paid EnerVest $7.6 million, $5.5 million and $3.1 million in the years ended December 31, 2009, 2008 and 2007, respectively, in monthly administrative fees for providing us general and administrative services.  These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis.  These fees are included in general and administrative expenses in our consolidated statements of operations.

In September 2008, we issued 236,169 common units to EnerVest to acquire natural gas properties in West Virginia.  In September 2008, we also acquired oil and natural gas properties in the San Juan Basin from institutional partnerships managed by EnerVest for $114.7 million in cash and 908,954 of our common units (see Note 4).

On January 31, 2007, we acquired natural gas properties in Michigan for $69.5 million, net of cash acquired, from certain institutional partnerships managed by EnerVest, on March 30, 2007, we acquired additional natural gas properties in the Monroe Field in Louisiana from an institutional partnership managed by EnerVest for $95.4 million and on December 21, 2007, we acquired additional oil and natural gas properties in the Appalachian Basin for $59.6 million from an institutional partnership managed by EnerVest.  On October 1, 2007, we acquired oil and natural gas properties in the Permian Basin in New Mexico and Texas from Plantation Operating, LLC, an EnCap Investments, L.P. (“EnCap”) sponsored company, for $154.4 million.  EnCap owns a 23.75% limited partner interest in EV Energy GP.

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest.  During the years ended December 31, 2009, 2008 and 2007, we reimbursed EnerVest approximately $10.3 million, $8.9 million and $6.1 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties.  As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis.  These costs are included in lease operating expenses in our consolidated statements of operations.  Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

During the three months ended March 31, 2007, we sold $1.3 million of natural gas to EnerVest Monroe Marketing, Ltd. (“EnerVest Monroe Marketing”), a subsidiary of one of the EnerVest partnerships.  On March 30, 2007, we acquired EnerVest Monroe Marketing in our acquisition of natural gas properties in the Monroe Field in Louisiana.

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows for the years ended December 31:

	2009	2008	2007
Supplemental cash flows information:
Cash paid for interest	$11,760	$15,822	$6,453
Cash paid for income taxes	114	171	–

Non–cash transactions:
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	1,130	3,138	2,215

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

NOTE 14. QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues	$29,225	$26,988	$29,549	$36,150
Gross profit (1)	15,175	15,290	16,648	22,812
Net income (loss)	38,344	(31,630)	(2,833)	(2,471)
Limited partners’ interest in net income (loss)	36,224	(32,693)	(4,749)	(4,412)
Net income (loss) per limited partner unit (basic and diluted)	$2.23	$(1.93)	$(0.23)	$(0.19)

2008
Revenues	$47,757	$61,049	$57,404	$41,103
Gross profit (1)	33,961	46,088	40,532	25,114
Net (loss) income	(24,672)	(99,524)	204,139	145,542
Limited partners’ interest in net (loss) income	(24,822)	(98,543)	198,720	141,283
Net (loss) income per limited partner unit (basic and diluted)	$(1.66)	$(6.58)	$13.02	$8.76

(1)	Represents total revenues less lease operating expenses, cost of purchased natural gas and production taxes.

NOTE 15. SUPPLEMENTARY INFORMATION ON OIL AND NATURAL GAS ACTIVITIES (UNAUDITED)

Capitalized costs relating to oil and natural gas producing activities are as follows at December 31:

	2009	2008
Proved oil and natural gas properties	$890,942	$835,040
Unproved oil and natural gas properties	2,780	161
	893,722	835,201
Accumulated depreciation, depletion and amortization	(121,970)	(69,958)
Net capitalized costs	$771,752	$765,243

Costs incurred in oil and natural gas property acquisition and development activities are as follows for the years ended December 31:

	2009	2008	2007
Acquisition of oil and natural gas properties:
Proved	$36,530	$200,139	$469,986
Unproved	2,619	–	446
Development costs	12,263	33,940	12,197
Total	$51,412	$234,079	$482,629

NOTE 16. ESTIMATED PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

In January 2010, the FASB issued ASU No. 2010–03 to amend existing oil and natural gas reserve accounting and disclosure guidance to align its requirements with the SEC's revised rules discussed in Note 2. The significant revisions involve revised definitions of oil and natural gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month arithmetic average of the first day of the month prices and additional disclosure requirements. The amendments are effective for annual reporting periods ending on or after December 31, 2009. Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments. Application of the amended guidance has only resulted in changes to the prices used to determine proved reserves at December 31, 2009, which did not result in a significant change to our proved oil and natural gas reserves.

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

Our estimated proved reserves are all located within the United States.  We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  Accordingly, these estimates are expected to change as further information becomes available.  Material revisions of reserve estimates may occur in the future, development and production of the oil, natural gas and natural gas liquids reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used in this estimate.  The estimates of our proved reserves as of December 31, 2009, 2008 and 2007 have been prepared by Cawley, Gillespie, & Associates, Inc., independent petroleum consultants.

The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated.

	Oil (MBbls) (1)	Natural Gas (Mmcf) (2)	Natural Gas Liquids (MBbls) (1)	MMcfe (3)
Proved developed and undeveloped reserves:
As of December 31, 2006	2,020	49,391	–	61,511
Revisions of previous estimates	190	571	35	1,921
Purchases of minerals in place	2,450	207,285	8,841	275,031
Extensions and discoveries	87	2,017	24	2,683
Production	(225)	(9,254)	(199)	(11,798)
Reclass of natural gas liquids (4)	(18)	–	18	–
As of December 31, 2007	4,504	250,010	8,719	329,348
Revisions of previous estimates	(2,568)	(25,500)	(2,919)	(58,422)
Purchases of minerals in place	4,330	54,164	4,340	106,184
Extensions and discoveries	48	1,945	52	2,545
Production	(437)	(14,578)	(543)	(20,458)
As of December 31, 2008	5,877	266,041	9,649	359,197
Revisions of previous estimates	1,577	(10,984)	1,474	7,318
Purchases of minerals in place	279	15,231	90	17,443
Extensions and discoveries	186	3,478	212	5,868
Production	(514)	(16,519)	(768)	(24,210)
As of December 31, 2009	7,405	257,247	10,657	365,616

Proved developed reserves:
December 31, 2006	1,920	45,906	–	57,425
December 31, 2007	3,714	223,000	5,434	277,888
December 31, 2008	5,666	253,088	8,966	340,883
December 31, 2009	6,780	244,958	9,122	340,370

Proved undeveloped reserves:
December 31, 2006	100	3,485	–	4,086
December 31, 2007	790	27,010	3,285	51,460
December 31, 2008	211	12,953	683	18,314
December 31, 2009	625	12,289	1,535	25,246

(1)	Thousands of barrels.

(2)	Million cubic feet.

(3)	Million cubic feet equivalent; barrels are converted to Mcfe based on one barrel of oil to six Mcf of natural gas equivalent.

(4)	Reserves for natural gas liquids were included with oil reserves in the prior year as the amounts were not material.

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

NOTE 17. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

The following tables present a standardized measure of discounted future net cash flows and changes therein relating to estimated proved oil, natural gas and natural gas liquids reserves.  In computing this data, assumptions other than those required by the SEC could produce different results.  Accordingly, the data should not be construed as representative of the fair market value of our estimated proved oil, natural gas and natural gas liquids reserves.  The following assumptions have been made:

•
Future cash inflows were based on prices used in estimating our proved oil, natural gas and natural gas liquids reserves.  Future price changes were included only to the extent provided by existing contractual agreements.

•	Future development and production costs were computed using year end costs assuming no change in present economic conditions.

•
In accordance with our standing as a non taxable entity, no provisions for future federal income taxes were computed; however, provisions for future obligations under the Texas gross margin tax were computed.

•	Future net cash flows were discounted at an annual rate of 10%.

The standardized measure of discounted future net cash flows relating to estimated proved oil, natural gas and natural gas liquids reserves is presented below for the years ended December 31:

	2009	2008	2007
Future cash inflows	$1,658,755	$1,940,014	$2,541,295
Future production and development costs	(909,973)	(959,623)	(1,037,877)
Future income tax expenses	(2,383)	(1,711)	(3,172)
Future net cash flows	746,399	978,680	1,500,246
10% annual discount for estimated timing of cash flows	(394,918)	(536,748)	(820,347)
Standardized measure of discounted future net cash flows	$351,481	$441,932	$679,899

At December 31, 2009, as specified by the SEC, the prices for oil, natural gas and natural gas liquids used in this calculation were the average prices during 2009 determined using the price on the first day of each month, except for volumes subject to fixed price contracts.  The prices utilized in calculating our total estimated proved reserves at December 31, 2009, 2008 and 2007 were $61.18 per Bbl of oil and $3.866 per MMBtu of natural gas; $44.60 per Bbl of oil and $5.71 per MMBtu of natural gas; and $95.95 per Bbl of oil and $6.795 per MMBtu of natural gas, respectively.  We do not include our oil and natural gas derivatives in the determination of our oil, natural gas and natural gas liquids reserves.

EV Energy Partners, L.P.
Notes to Consolidated Financial Statements (continued)

The principal sources of changes in the standardized measure of future net cash flows are as follows for the years ended December 31:

	2009	2008	2007
Standardized measure at beginning of period	$441,932	$679,899	$105,003
Sales and transfers of oil, natural gas and natural gas liquids produced, net of production costs	(66,588)	(131,139)	(67,774)
Net changes in prices and production costs	(99,677)	(408,456)	55,419
Extensions, discoveries and improved recovery, less related costs	8,235	4,543	7,000
Development costs incurred during the period	1,196	33,940	12,528
Revisions and other	7,061	(75,040)	19,176
Accretion of 10% timing discount	44,797	77,662	34,943
Changes in income taxes	(337)	2,212	(1,882)
Changes in estimated future development costs	(1,810)	19,720	(4,092)
Changes in timing and other	(8,021)	(11,354)	–
Purchase of minerals in place	24,693	249,945	519,578
Standardized measure of discounted future net cash flows	$351,481	$441,932	$679,899

NOTE 18. SUBSEQUENT EVENTS

In February 2010, we, along with certain institutional partnerships managed by EnerVest, signed an agreement to acquire oil and natural gas properties in the Appalachian Basin.  We will acquire a 46.15% interest in these properties for $151.8 million.  In conjunction with the signing of the agreement, we made a $6.9 million earnest money deposit.  We funded this deposit with borrowings under our credit facility.  The acquisition is expected to close by the end of March 2010 and is subject to customary post–closing and purchase price adjustments.

In February 2010, we closed a public offering of 3.45 million common units at an offering price of $28.08 per common unit.  We received net proceeds of $94.7 million, including a contribution of $1.9 million by our general partner to maintain its 2% interest in us.

In February 2010, we repaid $95.0 million of indebtedness outstanding under our credit facility with proceeds from our public offering and cash flows from operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10–K for the fiscal year ended December 31, 2009.  Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As is the case with many publicly traded partnerships, we do not directly employ officers, directors or employees.  Our operations and activities are managed by EV Management, the general partner of our general partner.  EV Management is a wholly owned subsidiary of EnerVest.  References to our officers, directors and employees are references to the officers, directors and employees of EV Management.

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

Board Leadership Structure

Our chief executive officer also serves as the chairman of our board of directors.  Our board of directors has no policy regarding the separation of the positions of chief executive officer and chairman.  We also do not have a lead independent director.  All of our directors are elected by EnerVest, and EnCap is entitled to appoint one director.  Holders of our common units have limited voting rights on matters affecting our governance or business, subject to any unitholder rights set forth in our partnership agreement.

In selecting our independent board members, EnerVest sought candidates with experience in the energy business and in developing and implementing successful growth strategies and who have diverse expertise in areas important to our success.  Directors were selected with strong professional reputations, a history of success, and who exemplify the highest standards of personal and professional integrity.  Our independent directors were selected because they could be expected to constructively challenge management through their participation on our board of directors and its committees.

Board Oversight of Risk

Like all businesses, we face risks in our business activities.  Many of these risks are discussed under the caption “Risk Factors” elsewhere in this annual report.  The board of directors has delegated to management the primary responsibility of risk management, while it has retained oversight of management in that regard.

In addition, our audit committee considers our practices regarding risk assessment and risk management, reviews our contingent liabilities, reviews our oil and natural gas reserve estimation practices, as well as major legislative and regulatory developments that could affect us.  Our audit committee also oversees our code of business conduct, and responses to any alleged violations of our policies made by whistleblowers.  Our compensation committee reviews and attempts to mitigate risks which may result from our compensation policies.  Our conflicts committee reviews transactions in which we engage with affiliates of EnerVest or EnCap, and, if appropriate, approves these transactions or the manner in which any conflicts were resolved.

Directors and Executive Officers

All of our executive management personnel, other than Messrs. Walker, Houser and Dwyer, are employees of EV Management and devote all of their time to our business and affairs. We estimate that Mr. Walker devotes approximately 25% of his time to our business, Mr. Houser devotes approximately 40% of his time to our business and Mr. Dwyer devotes approximately 30% of his time to our business. The officers of EV Management will manage the day–to–day affairs of our business. We also utilize a significant number of employees of EnerVest to operate our properties and provide us with certain general and administrative services. Under the omnibus agreement, we pay EnerVest a fee for its operational personnel who perform services for our benefit. During the year ended December 31, 2009, we paid EnerVest $7.6 million for general and administrative services, which fee will increase or decrease as we purchase or divest assets.

The following table shows information as of March 1, 2010 regarding members of our Board of Directors and executive officers of EV Management. Members of our Board of Directors are elected for one–year terms.

Name	Age	Position with EV Management
John B. Walker	64	Chairman and Chief Executive Officer
Mark A. Houser	48	President, Chief Operating Officer and Director
Michael E. Mercer	51	Senior Vice President and Chief Financial Officer
Kathryn S. MacAskie	53	Senior Vice President of Acquisitions and Divestitures
Frederick Dwyer	50	Controller
Victor Burk (1) (2)	60	Director
James R. Larson (1)	60	Director
George Lindahl III (1) (2)	63	Director
Gary R. Petersen (2)	63	Director

(1)	Member of the audit committee and the conflicts committee.

(2)	Member of the compensation committee.

John B. Walker has served as EV Management’s Chairman and Chief Executive Officer since 2006.  He has been the President and CEO of EnerVest, Ltd. since its formation in 1992.  Prior to that, Mr. Walker was President and Chief Operating Officer of Torch Energy Advisors Incorporated, a company which formed and managed partnerships for institutional investors in the oil and natural gas business, and Chief Executive Officer of Walker Energy Partners, a master limited partnership engaged in the exploration and production business.  He was the Chairman of the Independent Petroleum Association of America from 2003 to 2005.  Mr. Walker is currently a member of the National Petroleum Council and serves or has served on the boards of the Houston Producers Forum, Houston Petroleum Club, Natural Gas Council, Texas Independent Producers and Royalty Owners Association and as Chairman of the Board of the Sam Houston Area Council of the Boy Scouts of America.  He holds a BBA from Texas Tech University and an MBA from New York University.

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

Victor Burk was appointed to our Board of Directors in September 2006.  Since 2009, Mr. Burk has been a Managing Director for Alvarez and Marsal, a privately owned professional services firm.  From 2005 to 2009, Mr. Burk was the global energy practice leader for Spencer Stuart, a privately owned executive recruiting firm.  Prior to joining Spencer Stuart, Mr. Burk served as managing partner of Deloitte & Touche’s global oil and natural gas group from 2002 to 2005.  He began his professional career in 1972 with Arthur Andersen and served as managing partner of Arthur Andersen’s global oil and natural gas group from 1989 until 2002.  Mr. Burk is a board member of the Houston Producers’ Forum, the Independent Petroleum Association of America (Southeast Texas Region) and Sam Houston Area Council of the Boy Scouts of America.  He holds a BBA in Accounting from Stephen F. Austin University, graduating with highest honors.  Mr. Burk has over 30 years of experience in the oil and natural gas industry, with extensive experience in public accounting and consulting.  We believe that this experience, as well as his leadership abilities, brings valuable experience and skill to our board of directors

James R. Larson was appointed to our Board of Directors in September 2006.  Since January 1, 2006, Mr. Larson has been retired.  From September 2005 until January 1, 2006, Mr. Larson served as Senior Vice President of Anadarko Petroleum Corporation.  From December 2003 to September 2005, Mr. Larson served as Senior Vice President, Finance and Chief Financial Officer of Anadarko.  From 2002 to 2003, Mr. Larson served as Senior Vice President, Finance of Anadarko where he oversaw treasury, investor relations, internal audits and acquisitions and divestitures.  From 1995 to 2002, Mr. Larson served as Vice President and Controller of Anadarko where he was responsible for accounting, financial reporting, budgeting, forecasting and tax.  Prior to that, he held various tax and financial positions within Anadarko after joining the company in 1981.  Mr. Larson is a current member of the American Institute of Certified Public Accountants, Financial Executives International and Tax Executives Institute.  He holds a BBA in Business from the University of Iowa.  Mr. Larson has nearly 30 years of experience in the oil and natural gas business, and has served as chief financial officer of a large independent oil and natural gas company.  We believe that his knowledge of the industry and finance and accounting provide a critical resource and skill set to our board of directors.

George Lindahl III was appointed to our Board of Directors in September 2006.  From 2001 to 2007, he was a Managing Partner for Sandefer Capital Partners.  From 2000 to 2001 he served as Vice Chairman of Anadarko Petroleum Corporation.  From 1987 to 2000, he was with Union Pacific Resources, serving as President and Chief Operating Officer from 1996 to 1999 and as Chairman, President and CEO from 1999 to 2000.  He holds a BS in Geology from the University of Alabama and has completed the Advanced Management program at Harvard Business School.  Mr. Lindahl has extensive geological and engineering experience, as well as leadership skills and a proven track record of successful investments in the oil and natural gas business.  We believe that Mr. Lindahl’s technical knowledge and experience and his leadership skills provide an important resource to our board of directors.

Gary R. Petersen was appointed to our Board of Directors in September 2006.  Since 1988, Mr. Petersen has been Senior Managing Director of EnCap Investments L.P., an investment management firm which he co–founded.  He had previously served as Senior Vice President of the Corporate Finance Division of the Energy Banking Group for RepublicBank Corporation.  Prior to his position at RepublicBank, he was Executive Vice President and a member of the Board of Directors of Nicklos Oil & Gas Company from 1979 to 1984.  Mr. Petersen is on the board of directors of the general partner of Plains All American Pipeline, L.P., a publicly traded partnership engaged in the transportation and marketing of crude oil. He holds a BBA and an MBA from Texas Tech University.  Mr. Petersen has been involved in the energy sector for more than 30 years, garnering extensive knowledge of the energy sector’s various cycles, as well as the current market and industry knowledge that comes with management of approximately $7 billion of energy-related investments.  In tandem with the leadership qualities evidenced by his executive background, we believe that Mr. Petersen brings numerous valuable attributes to our board of directors.

Composition of the Board of Directors

EV Management’s board of directors consists of six members, one of which, Mr. Petersen, was appointed by EnCap, and the remainder of which were appointed by EnerVest.

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

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls.  The audit committee also reviews our oil and natural gas reserve estimation processes.

The audit committee has the sole authority and responsibility to retain and terminate our independent registered public accounting firm, resolve disputes with such firm, approve all auditing services and related fees and the terms thereof, and pre–approve any non–audit services to be rendered by our independent registered public accounting firm.  The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.  Our independent registered public accounting firm is given unrestricted access to the audit committee and meets with the audit committee on a regularly scheduled basis.  During 2009, representatives of our independent auditors attended all of our audit committee meetings.  The audit committee may also engage the services of advisors and accountants as it deems advisable.

Compensation Committee

Although not required by the listing requirements of the NASDAQ, the board of directors established and maintains a compensation committee comprised of non-employee directors.  The compensation committee is comprised of Messrs. Lindahl (Chairman), Burk and Petersen.  The compensation committee reviews the compensation and benefits of our executive officers, establishes and reviews general policies related to our compensation and benefits and administers our long–term incentive plan (the “Plan”).

Conflicts Committee

The conflicts committee is comprised of Messrs. Burk (Chairman), Larson and Lindahl, all of whom meet the independence standards established by the NASDAQ.  The conflicts committee reviews specific matters that the board of directors believes may involve conflicts of interest.  The conflicts committee will then determine if the conflict of interest has been resolved in accordance with our partnership agreement.  Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Meetings and Other Information

During 2009, the board of directors had 11 regularly scheduled and special meetings, the audit committee had four meetings, the compensation committee had two meetings and the conflicts committee had two meetings.  None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of EV Management, we believe that during the year ended December 31, 2009, the officers and directors of EV Management and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Because our general partner is a limited partnership, its general partner, EV Management, manages our operations and activities.  We do not directly employ any of the persons responsible for managing our business.  Mr. Mercer and Ms. MacAskie are employees of EV Management, and we reimburse EV Management for the costs of their compensation.  Mr. Mercer and Ms. MacAskie do not perform services for EnerVest or its affiliates.  Their compensation is set by the compensation committee of EV Management’s board of directors, which we refer to as our compensation committee.

Messrs. Walker, Houser and Dwyer are officers of EV Management and also are officers and employees of subsidiaries of EnerVest.  In these capacities, they perform services for us as well as for EnerVest and its other affiliates.  Messrs. Walker, Houser and Dwyer receive their base salary and short–term and long–term incentive compensation from EnerVest and also participate in the Plan.  Our compensation committee discusses with EnerVest the philosophy used by EnerVest in setting their salaries and bonus compensation, but the compensation committee has no role in determining the base salary and short–term and long–term incentive compensation paid to them by EnerVest.  We pay EnerVest a fee under the omnibus agreement which is based in part on the compensation paid to EnerVest employees who perform work for us, but we do not directly reimburse EnerVest for the costs of the compensation of Messrs. Walker, Houser and Dwyer.  Awards made to Messrs. Walker, Houser and Dwyer under the Plan are determined by our compensation committee.

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

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward performance that contributes to the achievement of our business strategy on both a short–term and long–term basis.  The primary long–term measure of our performance is our ability to sustain or increase our quarterly distributions to our unitholders.  In addition, we reward qualities that we believe help achieve our strategy such as teamwork; individual performance in light of general economic and industry specific conditions; performance that supports our core values; resourcefulness; the ability to manage our existing assets; the ability to explore new avenues to increase oil and natural gas production and reserves; level of job responsibility; and tenure.

Benchmarking

To assist us in evaluating our incentive compensation for 2009, our management retained Longnecker & Associates to review the committee’s proposed compensation plan for its market competitiveness and effectiveness.  As part of the proposed compensation plan, our chief executive officer and president prepared an analysis of the compensation paid (based on survey data and proxy analysis) by a peer group composed of the following upstream master limited partnerships: Atlas Energy Resources, LLC, BreitBurn Energy Partners, L.P., Eagle Rock, Inc. Encore Acquisition Company, Legacy Reserves LP, Linn Energy, LLC, Vanguard Natural Resources and Pioneer Southwest Energy Partners.  Longnecker & Associates reviewed this analysis and made recommendations regarding executive compensation, director compensation and a proposed increase in total restricted unit grants. As discussed below, our management and compensation committee establish compensation for our executives based on their subjective determinations regarding the performance of our management team.  Our management and compensation committee use the information regarding peer companies to check their compensation decisions for reasonableness.

Performance Metrics

With respect to bonus and long–term incentive awards, our compensation committee did not establish performance metrics for our executive officers for 2009 in order to remain flexible in our compensation practices during our first several years as a public master limited partnership.  The compensation committee makes a subjective determination at the end of the fiscal year as to the appropriate compensation given their view of performance for the year.

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

To provide stability as well as incentivize appropriately, Mr. Mercer and Ms. MacAskie are parties to employment agreements which set their minimum base salaries per annum.  In the compensation committee’s discretion, however, these base salaries may be increased based upon performance and subjective factors.  For 2009, the compensation committee increased the base salary of both Mr. Mercer and Ms. MacAskie by 3%, generally representing a cost of living increase and subjective factors including individual achievements, our performance, level of responsibility, experience, leadership abilities, increases or changes in duties and responsibilities and contributions to our performance.  Based on Longnecker & Associates review, our executives’ base salary for 2009 was at the 25th percentile of the peer group.

Cash Bonus

We include an annual cash bonus as part of our compensation program because we believe this element of compensation helps to motivate management to achieve key operational objectives by rewarding the achievement of these objectives.  The annual cash bonus also allows us to be competitive from a total remuneration standpoint.

Mr. Mercer’s and Ms. MacAskie’s employment agreements provide that the cash bonus element of compensation will be equal to a percentage of the executive's base salary paid during each such annual period, such percentage to be established by the compensation committee in its sole discretion.  Generally, we target between 50% and 75% of base salary for performance deemed by our compensation committee to be good (to generally exceed expectations) and great (to significantly exceed expectations), respectively, with the possibility of no bonus for poor performance and higher for exceptional corporate or individual performance.  Longnecker & Associates confirmed that our 2009 bonus compensation was in line with the market.

Mr. Mercer and Ms. MacAskie received cash bonuses in 2009 of $138,000 each, representing 60% of their base salaries in 2009.  The amount of bonuses were recommended to our compensation committee by our chief executive officer and president based on their subjective view as to appropriate compensation levels taking into account the performance milestones discussed above.  The cash bonus amounts reflect the belief of our compensation committee that their efforts directly affected our success in 2009, in particular, by contributing to our achievement of the following milestones:

•	our quarterly distributions increased from $0.750 per unit to $0.754 per unit, the only company in our peer group to increase distributions;

•	in our peer group described above, we ranked third in 2009 with respect to unit performance;

•	we successfully completed in a short time frame two equity offerings totaling 7.245 million units;

•	our asset base increased over 7% during 2009 with over $42 million in accretive acquisitions;

•	strong operating performance within production guidance and budget parameters;

•	the borrowing base under our credit facility held at $465 million despite deterioration in commodity prices;

•	we were one of three in our peer group with no writedowns; and

•	we experienced significant improvement in comparison of net debt to PV–10 value.

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

The compensation committee acts as the administrator of the Plan and performs functions that include selecting award recipients (or the manner in which such receipients will be chosen), determining the timing of grants and assigning the number of units subject to each award, fixing the time and manner in which awards are exercisable, setting exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of our plan.  For compensation decisions regarding the grant of equity compensation to executive officers, our compensation committee will consider recommendations from our chief executive officer.  Typically, awards vest over multiple years, but the compensation committee maintains the discretionary authority to vest the equity grant immediately if the individual situation merits.  In the event of a change of control, or upon the death, disability, retirement or termination of a grantee’s employment without good reason, all outstanding equity based awards will immediately vest.

Except as set forth in the employment agreements, we have no set formula for granting awards to our executives or employees.  In determining whether to grant awards and the amount of any awards, our compensation committee takes into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibility, retention considerations and the total compensation package.

Awards under the Plan may be unit options, phantom units, performance units, restricted units and deferred equity rights, or DERs, and the aggregate amount of our common units that may be awarded under the Plan is 1.5 million units.  As of December 31, 2009, there are 0.5 million units available for issuance.  Unless earlier terminated by us or unless all units available under the plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016.

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

In addition, because we are a partnership, tax and accounting conventions make it more costly for us to issue additional common units or options as incentive compensation.  Consequently, we have no outstanding options or restricted units and have no plans to issue options or restricted units in the future.  Instead, we have issued phantom units and performance units to our executive officers.  A phantom unit is the right to receive, upon satisfaction of the vesting criteria specified in the grant, a common unit or, at the discretion of our compensation committee, cash based on the average closing price of our common units for the five day trading period prior to vesting.  The phantom units typically vest two to four years from the date of grant.  Unlike “vesting” of an option, vesting of a phantom unit results in the delivery of a common unit or cash equivalent value as opposed to a right to exercise.

In 2009, we made a one time grant of performance units to promote both strong absolute performance and relative performance to peers.  These performance units vest upon the later of achievement of targeted unit price threshold levels and continued employment for over a four year period, and during that period, the unit price performance will be measured, with a sliding scale of unit amounts that vest.  These unit performance thresholds are generally consistent with our targeted range for unit performance growth. To encourage accelerated performance, if we meet unit price performance thresholds prior to meeting the minimum service requirement for vesting, the performance units become phantom units, and our named executive officers have the right to receive distributions on the phantom units prior to vesting in the underlying common units (referred to as distribution equivalent rights, or “DERS”). The scale starts at one common unit vested per performance unit for “average performance” to three common units vested per incentive based unit for “home run” performance as follows:

•	unit price of $20 and vesting criteria met – 1 unit granted

•	unit price $30 and vesting criteria met – 2 units granted

•	unit price $40 and vesting criteria met – 3 units granted

The first unit price threshold was met in June 2009. The second unit price threshold was met in December 2009.  Any of these performance units that remain outstanding in 2013 for which the performance thresholds have not been met will be forfeited.

In 2009, Mr. Mercer and Ms. MacAskie were each granted 27,000 phantom units, which vest over three years.  The awards are not subject to any performance criteria other than time vesting.  The amount of the awards were recommended to our compensation committee by our chief executive officer and president based on their subjective view as to appropriate compensation levels taking into consideration the performance milestones described above.  Our compensation committee reviewed these recommendations with our chief executive officer and president.  In addition, our compensation committee compared the recommended award amounts with similar awards to our peer group.  Generally, in determining award amounts, the compensation committee targets between 50% and 75% of our peer group awards for performance deemed by our compensation committee to be good (to generally exceed expectations) and exceptional (to significantly exceed expectations), respectively, with the possibility of no award for poor performance and higher for exceptional corporate or individual performance.  The compensation committee determined that the performance of Mr. Mercer and Ms. MacAskie were exceptional.  In determining final grant amounts, the compensation committee also took into account Longnecker & Associates’ finding that long–term incentive targets were below the 50th percentile of the peer group.

Because Messrs. Walker, Houser and Dwyer do not commit their full business time to us, the compensation committee believes that it is appropriate to compensate them only through long–term incentives that will reward them in accordance with our long–term success.  Our chief executive officer and president made recommendations to the compensation committee for the appropriate level of awards to be made to Messrs. Walker, Houser and Dwyer based on their subjective view as to the appropriate compensation given the  milestones achieved as discussed above.  The compensation committee reviewed these recommendations and made a subjective determination as to the appropriate award levels given the achievement of such milestones.  The committee also compared these award determinations to similar awards by our peer group, and generally targets peer group percentages of 100% for great and 150% for exceptional performance, with the possibility of no award for lower performance.  In determining final grant amounts, the committee took into account their leadership roles in causing us to achieve the milestones described above and determined that performance for 2009 was exceptional.  The committee also considered Longnecker & Associates’ finding that long–term incentive grants were below the 50th percentile of the peer group.  Accordingly, Messrs. Walker, Houser and Dwyer were granted 35,000, 31,000 and 3,500 phantom units, respectively, to reflect their leadership roles in causing us to reach the goals described above at the exceptional level.

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

We believe our compensation program has been instrumental in our achievement of stated objections. Over the three year period ended December 31, 2009, our annual distribution per common unit has grown at a compound annual rate of 23.6% and the compound annual total rate of return for that period was approximately 19.5%. During this period, we have enjoyed a high rate of retention among executive officers.

Assessment of Risk

The compensation committee is aware of the need to take risk into account when making compensation decisions.  By design, our compensation program for executive officers is designed to avoid excessive risk taking. In particular, our compensation program has the following risk-limiting characteristics:

•
Our programs balance short–term and long–term incentives, with a substantial portion of the total target compensation for Mr. Mercer and Ms. MacAskie provided in equity and focused on long–term performance. In the case of Messrs. Walker, Houser and Dwyer, 100% of the total target compensation is provided in equity and focused on long–term performance.

•	Incentive plan awards are not tied to formulas that could focus executivies on specific short–term outcomes.

•	Members of the compensation committee approve final incentive awards in their discretion, after the review of executive and corporate performance.

•	With respect to Mr. Mercer and Ms. MacAskie, the salary component of compensation does not encourage risk–taking because it is a fixed amount pre-negotiated under employment contracts.

Other Compensation Related Matters

   Although we encourage our named executive officers to acquire and retain ownership in us, we do not have a policy requiring maintenance of a specified equity ownership level.  As of December 31, 2009, our named executive officers beneficially owned in the aggregate approximately 10.2% of our common units (excluding any unvested equity awards).  In addition, through their ownership of EnerVest and EV Investors, our executive officers also have a substantial indirect ownership interest in our general partner.

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

Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards(2)	All Other Compensation (3)	Total
John B. Walker	2009	$–	$–	$1,146,000	$140,468	$1,286,468
Chief Executive Officer	2008	–	–	398,400	115,050	513,450
	2007	–	–	1,029,650	75,300	1,104,950
Mark A. Houser	2009	–	–	1,031,280	121,402	1,152,682
President, Chief Operating	2008	–	–	358,560	101,700	460,260
Officer	2007	–	–	870,300	75,300	945,600
Michael E. Mercer	2009	230,000	138,000	916,560	105,350	1,389,910
Senior Vice President, Chief	2008	223,600	135,000	332,000	117,675	808,275
Financial Officer	2007	215,000	135,000	702,563	117,000	1,169,563
Kathryn S. MacAskie	2009	230,000	138,000	916,560	105,350	1,389,910
Senior Vice President of	2008	223,600	135,000	332,000	121,425	812,025
Acquisitions and Divestitures	2007	215,000	135,000	852,238	113,000	1,315,238
Frederick Dwyer (4)	2009	–	–	114,600	14,048	128,648
Controller

(1)	Represents amounts paid in December 2009, 2008 and 2007 as bonuses for services in 2009, 2008 and 2007, respectively.

(2)
Reflects the aggregate grant date fair value of the phantom units and performance units granted computed in accordance with ASC Topic 718.  See “Item 8. Financial Statements and Supplementary Data” for the assumptions used in estimating the grant date fair value of the phantom units and the performance units granted in 2009.  The aggregate grant date fair value of the phantom units granted in 2008 and 2007 was valued at the closing price of our common units on the date of grant.

(3)	Represents cash distributions received on the unvested phantom units. Any perquisites or other personal benefits received were less than $10,000.

(4)	Compensation for Mr. Dwyer for 2008 and 2007 is not included in the table as it was less than $100,000.

Narrative Disclosure to the Summary Compensation Table

Mr. Walker

Mr. Walker received a grant of 60,000 performance units in March 2009 and 35,000 phantom units in December 2009. The performance units are earned under each 20,000 unit tranche if trading in our common units on the NASDAQ Global Market closes at greater than $20 per unit, $30 per unit and $40 per unit for three consecutive days.  Once earned, the performance units become phantom units that vest 25% each year beginning in January 2010.  The phantom units vest 25% each year beginning in January 2011.  These earned performance units and phantom units will vest in full upon a change of control or a termination without cause, with good reason or upon Mr. Walker’s death or disability.

Mr. Houser

Mr. Houser received a grant of 60,000 performance units in March 2009 and 31,000 phantom units in December 2009.  The performance units are earned under each 20,000 unit tranche if trading in our common units on the NASDAQ Global Market closes at greater than $20 per unit, $30 per unit and $40 per unit for three consecutive days.  Once earned, the performance units become phantom units that vest 25% each year beginning in January 2010.  The phantom units vest 25% each year beginning in January 2011.  These earned performance units and phantom units will vest in full upon a change of control or a termination without cause, with good reason or upon Mr. Houser’s death or disability.

Mr. Mercer

EV Management entered into an employment agreement with Mr. Mercer that provides that he will act as Senior Vice President and Chief Financial Officer of EV Management until December 31, 2010, subject to automatic one year renewals of the term if neither party submits a notice of termination at least sixty days prior to the end of the then–current term.  This agreement may be terminated by either party, at any time, subject to severance obligations in the event Mr. Mercer is terminated by EV Management without cause or he dies or is disabled.

Mr. Mercer’s employment agreement provides for a minimum base salary of $200,000, subject to upward adjustment by the compensation committee or EV Management’s board of directors, and an annual bonus equal to a percentage of his base salary based on the achievement of performance criteria for the applicable period, all as determined by the compensation committee.

Mr. Mercer received a grant of 60,000 performance units in March 2009 and 27,000 phantom units in December 2009. The performance units are earned under each 20,000 unit tranche if trading in our common units on the NASDAQ Global Market closes at greater than $20 per unit, $30 per unit and $40 per unit for three consecutive days.  Once earned, the performance units become phantom units that vest 25% each year beginning in January 2010.  The phantom units vest 25% each year beginning in January 2011.  These earned performance units and phantom units will vest in full upon a change of control or a termination without cause, with good reason or upon Mr. Mercer’s death or disability.

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

Ms. MacAskie received a grant of 60,000 performance units in March 2009 and 27,000 phantom units in December 2009.  The performance units are earned under each 20,000 unit tranche if trading in our common units on the NASDAQ Global Market closes at greater than $20 per unit, $30 per unit and $40 per unit for three consecutive days.  Once earned, the performance units become phantom units that vest 25% each year beginning in January 2010.  The phantom units vest 25% each year beginning in January 2011.  These earned performance units and phantom units will vest in full upon a change of control or a termination without cause, with good reason or upon Ms. MacAskie’s death or disability.

Mr. Dwyer

Mr. Dwyer received a grant of 6,000 performance units in March 2009 and 3,500 phantom units in December 2009. The performance units are earned under each 2,000 unit tranche if trading in our common units on the NASDAQ Global Market closes at greater than $20 per unit, $30 per unit and $40 per unit for three consecutive days.  Once earned, the performance units become phantom units that vest 25% each year beginning in January 2010.  The phantom units vest 25% each year beginning in January 2011.  These earned performance units and phantom units will vest in full upon a change of control or a termination without cause, with good reason or upon Mr. Dwyer’s death or disability.

Grants of Plan–Based Awards

The following table sets forth certain information with respect to grants of phantom units and performance units to our named executive officers in 2009.  There were no grants of non–equity incentives or option awards.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of	Grant Date Fair Value of
Name	Grant Date	Threshold	Target	Maximum	Units	Unit Awards
John B. Walker	March 2009	–	60,000	60,000		$142,200
	December 2009				35,000	1,003,800

Mark A. Houser	March 2009	–	60,000	60,000		142,200
	December 2009				31,000	889,080

Michael E. Mercer	March 2009	–	60,000	60,000		142,200
	December 2009				27,000	774,360

Kathryn S. MacAskie	March 2009	–	60,000	60,000		142,200
	December 2009				27,000	774,360

Frederick Dwyer	March 2009	–	6,000	6,000		14,220
	December 2009				3,500	100,380

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2009.  There were no option awards outstanding.

Name	Number of Units That Have Not Yet Vested		Market Value of Units That Have Not Yet Vested (1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Yet Vested		Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Yet Vested (1)
John B. Walker	16,667	(2)	$3,677,993	20,000	(5)	$604,600
	30,000	(3)
	35,000	(4)
	40,000	(5)

Mark A. Houser	13,333	(2)	3,365,560	20,000	(5)	604,600
	27,000	(3)
	31,000	(4)
	40,000	(5)

Michael E. Mercer	10,000	(2)	3,083,460	20,000	(5)	604,600
	25,000	(3)
	27,000	(4)
	40,000	(5)

Kathryn S. MacAskie	10,000	(2)	3,083,460	20,000	(5)	604,600
	25,000	(3)
	27,000	(4)
	40,000	(5)

Frederick Dwyer	1,667	(2)	367,808	2,000	(5)	60,460
	3,000	(3)
	3,500	(4)
	4,000	(5)

(1)	Based on the closing price of our common units on December 31, 2009 of $30.23.

(2)	These phantom units vested 50% in January 2010, with the remaining 50% vesting in January 2011.

(3)	These phantom units vested 25% in January 2010, with 25% each vesting in January 2011, January 2012 and January 2013.

(4)	These phantom units vest 25% each year beginning in January 2011.

(5)
The first two tranches of these performance units were earned during 2009 and vested 25% in January 2010, with 25% each vesting in January 2011, January 2012 and January 2013.  The remaining tranche will be earned if trading in our common units on the NASDAQ Global Market closes at greater than $40 per unit for three consecutive days.  Once earned, the performance units vest 25% each year beginning in January 2010.

Option Exercises and Units Vested

The following table sets forth certain information with respect to phantom units vested during the year ended December 31, 2009.  There were no option awards that vested.

Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)
John B. Walker	18,333	$302,495

Mark A. Houser	16,667	275,006

Michael E. Mercer	12,500	206,250

Kathryn S. MacAskie	17,500	268,750

Frederick Dwyer	833	13,745

Pension Benefits

We do not provide pension benefits for our named executive officers.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan and, as such, no compensation has been deferred by our named executive officers.

Termination of Employment and Change–in–Control Provisions

Mr. Mercer and Ms. MacAskie are parties to employment agreements with EV Management which provide them with post–termination benefits in a variety of circumstances.  The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive.  The discussion below describes the varying amounts payable in each of these situations.  It assumes, in each case, that the officer’s termination was effective as of December 31, 2009.  In presenting this disclosure, we describe amounts earned through December 31, 2009 and, in those cases where the actual amounts to be paid out can only be determined at the time of such executive’s separation from EV Management, our estimates of the amounts which would be paid out to the executives upon their termination.

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

If the executive's employment is involuntarily terminated by EV Management (except for cause or due to the death of the executive) or if the executive's employment is terminated due to disability or retirement, EV Management is obligated to pay as additional compensation an amount in cash equal to 104 weeks of the executive’s base salary in effect as of the termination date.  Assuming termination as of December 31, 2009, for both Mr. Mercer and Ms. MacAskie, this amount would have been $460,000.  In addition, the executive is entitled to continued group health plan coverage following the termination date for the executive and the executive’s eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage.  The executive shall not be required to pay more for COBRA coverage than officers who are then in active service for EV Management and receiving coverage under the plan.  Assuming termination as of December 31, 2009, for Mr. Mercer, this amount would have been $30,539, and for Ms. MacAskie this amount would have been $20,406.

In the event an executive’s employment terminates within the 12–month period immediately following the effective date of a change in control other than by reason of death, disability or for cause, the executive will be entitled to receive payment of the compensation and benefits as set forth above and to become 100% fully vested in all unvested shares or units of equity compensation granted as of the effective date of the change in control.  Assuming a change in control as of December 31, 2009, for Mr. Mercer, this amount would have been $460,000 representing 104 weeks of base salary, $3,083,460 representing vesting of unvested units and vesting of unearned units, and $30,539 representing COBRA coverage.  For Ms. MacAskie, this amount would have been $460,000 representing 104 weeks of base salary, $3,083,460 representing vesting of unvested units and vesting of unearned units, and $20,406 representing COBRA coverage.

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

A “change in control" generally means the occurrence of any of following events:

•
a corporation, person, or group acquires, directly or indirectly, beneficial ownership of more than 50% of the equity interests in EV Management and is then entitled to vote generally in the election of the board of directors; or

•
the withdrawal, removal or resignation of EV Management as the general partner of our general partner or the withdrawal, removal or resignation of our general partner as the general partner of the partnership; or

•
the effective date of a merger, consolidation, or reorganization plan that is adopted by the board of directors of EV Management involving EV Management in which EV Management is not the surviving entity, or a sale of all or substantially all of our assets; or

•	any other transactions or series of related transactions which have substantially the same effect as the foregoing.

 “Retirement” means the termination of the executive’s employment for normal retirement at or after attaining age sixty-five provided that executive has been with the company for at least five years.

Provisions Under Phantom Unit and Performance Unit Award Agreements

Both the phantom unit award agreements and performance unit award agreements provide that any unvested units will vest upon the executive’s death, disability, termination of employment other than for cause and upon a change of control.  Assuming termination of employment or change of control as of December 31, 2009, for both Mr. Mercer and Ms. MacAskie, the value of the awards would have been $3,083,460.  If the executive resigns or his or her employment or is terminated for cause, all unvested units are forfeited.  Upon vesting, the units may be paid in cash equal to the fair market value of the units on the date immediately preceding the vesting date, at the option of our general partner.  The definitions of the terms such as “cause” and “change in control” in the award agreements are substantially similar to the definitions in the employment agreements.

EV Investors

When EV Properties was formed in May 2006, EV Investors was issued a limited partnership interest in one of our predecessors.  The general partner of EV Investors is EnerVest (with a nominal interest), and the limited partners of EV Investors are Messrs. Walker, Houser and Mercer and Ms. MacAskie.  In connection with the closing of our initial public offering in September 2006, EV Investors transferred its limited partnership interest in the predecessor to us in exchange for 155,000 subordinated units.  Under the partnership agreement of EV Investors, the limited partners of EV Investors were entitled to all of the distributions attributable to the 155,000 subordinated units held by EV Investors.  In November 2009, all of our subordinated units were converted into common units and EV Investors subsequently distributed the 155,000 common units to its limited partners.

The limited partner interests in EV Investors owned by the executive officers of EV Management and the number of common units distributed to the executive officer is listed below:

Name	Percent Interest	Common Units
John B. Walker	14.5%	22,500
Mark A. Houser	14.5%	22,500
Michael E. Mercer	38.7%	60,000
Kathryn S. MacAskie	32.3%	50,000
Total	100.0%	155,000

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

Each of the independent directors was awarded 3,000 phantom units in December 2009.  Mr. Petersen, who is not an independent director because of his affiliations with EnCap, was awarded 2,500 phantom units in December 2009.  These phantom units vest 25% each year beginning in January 2011.

The following table discloses the cash unit awards and other compensation earned, paid or awarded to each of EV Management’s directors during year ended December 31, 2009:

Name (1)	Fees Earned or Paid in Cash ($)	Unit Awards (2) ($)	All Other Compensation (3) ($)	Total
Victor Burk	$35,500	$86,040	$8,278	$129,818
James R. Larson	34,000	86,040	8,278	128,318
George Lindahl III	35,000	86,040	8,278	129,318
Gary R. Petersen	–	71,700	6,396	78,096

(1)
Messrs. Walker and Houser are not included in this table as they are employees of EnerVest and receive no compensation for their services as directors.  Mr. Petersen is not an independent director because of his affiliations with EnCap and does not receive a cash director’s fee.

(2)	Reflects the aggregate grant date fair value of the phantom units granted in December 2009 computed in accordance with ASC Topic 718.

(3)	Reflects the dollar amount of compensation recognized for financial statement reporting purposes for the year ended December 31, 2009 for distributions paid on the unvested phantom units.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Based solely on a review of the copies of reports on Schedules 13D and 13G and amendments thereto furnished to us, we believe that there were no beneficial owners of more than 5% of our common units as of March 1, 2010 other than set forth under “Security Ownership of Management.”

Security Ownership of Management

The following table sets forth the beneficial ownership of our units as of March 1, 2010 held by:

•	each member of the Board of Directors of EV Management

•	each named executive officer of EV Management; and

•	all directors and executive officers of EV Management as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Officers and Directors:
John B. Walker (2)	2,007,180	7.4%
Mark A. Houser	244,654	*
Michael E. Mercer	108,432	*
Kathryn S. MacAskie (3)	109,432	*
Frederick Dwyer	8,543	*
Victor Burk	6,250	*
James R. Larson	4,250	*
George Lindahl III	54,950	*
Gary R. Petersen (4)	1,000	*
All directors and executive officers as a group (9 persons)	2,544,691	9.4%

*	Less than 1%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 1001 Fannin Street, Suite 800, Houston, TX 77002.

(2)
Includes 1,351,017 common units beneficially owned by EnerVest, of which 518,102 common units are owned by EVEC Holdings, LLC, 638 common units are owned by EnerVest Advisors Ltd. and 2,013 common units are owned by EnerVest Holding, L.P., and 542,854 common units owned by John B. and Lisa A. Walker, L.P.. Mr. Walker, by virtue of his direct and indirect ownership of the limited liability company that acts as EnerVest’s general partner, may be deemed to beneficially own the common units owned by EnerVest.  Mr. Walker disclaims beneficial ownership of the units in which he does not have a pecuniary interest.

(3)	Includes 1,000 common units held by a family trust of which Ms. MacAskie is a trustee. Ms. MacAskie disclaims beneficial ownership of the common units held by the trust.

(4)
Includes 558 common units owned by EnCap Energy Capital Fund V, L.P. and 442 common units owned by EnCap Energy Capital Fund V–B, L.P.  EnCap Equity Fund V GP, L.P., as the general partner of each of EnCap Energy Capital Fund V, L.P. and EnCap Energy Capital Fund V–B, L.P., EnCap Investments L.P., as the general partner of EnCap Equity Fund V GP, L.P., EnCap Investments GP, L.L.C., as the general partner of EnCap Investments L.P., RNBD GP LLC, as the sole member of EnCap Investments GP, L.L.C., and David B. Miller, Gary R. Petersen, D. Martin Phillips, and Robert L. Zorich, as the members of RNBD GP LLC may be deemed to share voting and dispositive control over the common units owned by EnCap Energy Capital Fund V, L.P. and EnCap Energy Capital Fund V–B, L.P.  Each of EnCap Equity Fund V GP, L.P., EnCap Investments L.P., EnCap Investments GP, L.L.C., RNBD GP LLC, David B. Miller, Gary R. Petersen, D. Martin Phillips, and Robert L. Zorich disclaim beneficial ownership of the reported securities in excess of such entity’s or person’s respective pecuniary interest in the securities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	690,850	–	495,500
Equity compensation plans not approved by security holders	–	–	–
Total	690,850	–	495,500

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

During the year ended December 31, 2009, we paid EnerVest $7.6 million in monthly administrative fees under the omnibus agreement.  These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis.  The initial term of the omnibus agreement expired on December 31, 2009.  In December 2009, EV Management and EnerVest extended the term of the omnibus agreement through 2010.

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

During the year ended December 31, 2009, we reimbursed EnerVest approximately $10.3 million for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties.  As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis.

Acquisitions with Institutional Partnerships Managed by EverVest

EnerVest is the general partner of institutional partnerships formed to acquire, develop and produce oil and natural gas properties.  EnerVest generally has a 1% interest in the institutional partnerships that they manage, which increases to 20% following return of invested capital and a stated rate of return.

In July 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Austin Chalk area in Central and East Texas.  We acquired a 15.15% interest in these properties for $12.0 million and the institutional partnerships managed by EnerVest acquired the remaining interests for $67.0 million.

In September 2009, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Austin Chalk area in Central and East Texas.  We acquired a 15.15% interest in these properties for $5.0 million and the institutional partnerships managed by EnerVest acquired the remaining interests for $28.3 million.

In November 2009, we, along with certain institutional partnerships managed by EnerVest, acquired oil and natural gas properties in the Appalachian Basin.  We acquired a 17.2% interest in these properties for $22.6 million and the institutional partnerships managed by EnerVest acquired the remaining interests for $108.6 million.

The purchase price we paid for these properties was the same as the purchase price paid by these institutional partnerships, appropriately adjusted to reflect the interest acquired.

Development of the Knox Acreage

We and certain institutional partnerships managed by EnerVest own acreage in the Knox formation in the Appalachian Basin.  In December 2009, we entered into an area of mutual interest (“AMI”) agreement with these institutional partnerships to jointly explore and develop these properties.  Under the AMI agreement, we and the institutional partnerships contributed approximately 7,760 net acres and approximately 1,740 net acres, respectively, to the AMI.  We and the institutional partnerships will share 3–D seismic, development, acquisition and other costs associated with developing these properties.  The revenues and costs will be shared based on the net acres contributed to the AMI, and any additional properties acquired in the area will be acquired based on such interest.

EnerVest generally has a 1% interest in the institutional partnerships that they manage, which increases to 20% following return of invested capital and a stated rate of return.

Long–Term Incentive Awards

We award phantom units under the Plan to non–executive employees of EverVest who provide services to us.  These units are awarded to particular employees based on the recommendation of EnerVest’s senior management.  During 2009, we awarded an aggregate of 0.1 million phantom units to such employees.  The market value of these units on the date of grant was approximately $3.3 million.  In negotiating the fee we pay EnerVest under the omnibus agreement, the value of these phantom units is taken into account as an offset to the fee.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of EV Management selected Deloitte & Touche LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2009.  The audit committee’s charter requires the audit committee to approve in advance all audit and non–audit services to be provided by our independent registered public accounting firm.  All services reported in the audit, audit–related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2009 were approved by the audit committee.

Fees paid to Deloitte & Touche LLP are as follows:

	2009	2008
Audit fees (1)	$834,400	$1,025,500
Audit–related fees (2)	161,016	43,700
Tax fees	–	–
All other fees	–	–
Total	$995,416	$1,069,200

(1)
Represents fees for professional services provided in connection with the audit of our annual financial statements, review of our quarterly financial statements and audits performed as part of our registration filings.

(2)	Represents fees for professional services provided in connection with our two public offerings, our current report on Form 8–K related to our annual report on Form 10–K/A and our SEC comment letter.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

All financial statement of the Registrant as set forth under Item 8 of this Annual Report on Form 10–K.

(2)	Financial Statement Schedules

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

1.2
Underwriting Agreement dated as of September 25, 2009, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Raymond James & Associates, Inc., Citigroup Global Markets Inc., RBC Capital Markets Corporation and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (Incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on September 30, 2009).

1.3
Underwriting Agreement dated as of February 9, 2010, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, RBC Capital Markets Corporation, Citigroup Global Markets Inc., Raymond James & Associates, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (Incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 12, 2010).

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

2.10
Purchase and Sale Agreement by and between Range Resources – Appalachia, LLC and EnerVest Institutional Fund XI–A, L.P., EnerVest Institutional Fund XI–WI, L.P., CGAS Properties, L.P. and EnerVest Operating, L.L.C. dated February 5, 2010 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on February 8, 2010).

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

+10.15	Omnibus Agreement Extension, dated December 10, 2009, by and between EnerVest, Ltd. and EV Energy GP, L.P..

*10.16	Form of EV Energy Partners, L.P. Incentive Unit Agreements (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.17
Third Amendment dated April 10, 2009 to Amended and Restated Credit Agreement (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 16, 2009).

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report

*	Management contract or compensatory plan or arrangement

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: March 16, 2010	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/JOHN B. WALKER	Chairman and Chief Executive Officer	March 16, 2010
John B. Walker	(principal executive officer)

/s/MARK A. HOUSER	President, Chief Operating Officer and Director	March 16, 2010
Mark A. Houser

/s/MICHAEL E. MERCER	Senior Vice President and Chief Financial Officer	March 16, 2010
Michael E. Mercer	(principal financial officer)

/s/FREDERICK DWYER	Controller	March 16, 2010
Frederick Dwyer	(principal accounting officer)

/s/VICTOR BURK	Director	March 16, 2010
Victor Burk

/s/JAMES R. LARSON	Director	March 16, 2010
James R. Larson

/s/GEORGE LINDAHL III	Director	March 16, 2010
George Lindahl, III

/s/GARY R. PETERSEN	Director	March 16, 2010
Gary R. Petersen

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

1.2
Underwriting Agreement dated as of September 25, 2009, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Raymond James & Associates, Inc., Citigroup Global Markets Inc., RBC Capital Markets Corporation and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (Incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on September 30, 2009).

1.3
Underwriting Agreement dated as of February 9, 2010, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, RBC Capital Markets Corporation, Citigroup Global Markets Inc., Raymond James & Associates, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (Incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 12, 2010).

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

2.10
Purchase and Sale Agreement by and between Range Resources – Appalachia, LLC and EnerVest Institutional Fund XI–A, L.P., EnerVest Institutional Fund XI–WI, L.P., CGAS Properties, L.P. and EnerVest Operating, L.L.C. dated February 5, 2010 (Incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on February 8, 2010).

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

+10.15	Omnibus Agreement Extension, dated December 10, 2009, by and between EnerVest, Ltd. and EV Energy GP, L.P..

*10.16	Form of EV Energy Partners, L.P. Incentive Unit Agreements (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.17
Third Amendment dated April 10, 2009 to Amended and Restated Credit Agreement (Incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 16, 2009).

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report

*	Management contract or compensatory plan or arrangement

+	Filed herewith