Form 10-Q
period 2010-06-30
EV Energy Partners, LP
filed 2010-08-09
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
YES ☐ NO ☑

As of August 5, 2010, the registrant had 27,060,313 common units outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except number of units)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$17,292	$18,806
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	17,250	14,599
Related party	4,401	2,881
Other	1,097	1,034
Assets held for sale	3,116	–
Derivative asset	48,009	26,733
Other current assets	748	625
Total current assets	91,913	64,678

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; June 30, 2010, $147,290; December 31, 2009, $121,970	907,208	771,752
Other property, net of accumulated depreciation and amortization; June 30, 2010, $365; December 31, 2009, $319	1,732	742
Long–term derivative asset	76,270	68,549
Other assets	1,717	1,984
Total assets	$1,078,840	$907,705

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,600	$10,310
Derivative liability	715	1,543
Total current liabilities	13,315	11,853

Asset retirement obligations	54,949	42,533
Long–term debt	345,000	302,000
Long–term liabilities	1,174	3,212
Long–term derivative liability	–	676

Commitments and contingencies

Owners’ equity:
Common unitholders – 27,060,313 units and 23,475,471 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	667,055	548,160
General partner interest	(2,653)	(729)
Total owners’ equity	664,402	547,431
Total liabilities and owners’ equity	$1,078,840	$907,705

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Operations
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Oil, natural gas and natural gas liquids revenues	$39,431	$25,156	$78,027	$51,163
Transportation and marketing–related revenues	1,476	1,832	3,054	5,050
Total revenues	40,907	26,988	81,081	56,213

Operating costs and expenses:
Lease operating expenses	14,869	9,507	26,301	20,654
Cost of purchased natural gas	1,095	975	2,315	2,451
Production taxes	1,673	1,216	3,800	2,643
Asset retirement obligations accretion expense	764	570	1,274	1,014
Depreciation, depletion and amortization	13,436	12,737	25,520	26,369
General and administrative expenses	5,825	4,098	10,549	8,351
Gain on sale of oil and natural gas properties	(4,388)	–	(3,824)	–
Total operating costs and expenses	33,274	29,103	65,935	61,482

Operating income (loss)	7,633	(2,115)	15,146	(5,269)

Other income (expense), net:
Realized gains on mark–to–market derivatives, net	13,901	19,037	21,866	36,760
Unrealized (losses) gains on mark–to–market derivatives, net	(2,158)	(44,500)	30,502	(17,832)
Interest expense	(3,269)	(3,968)	(5,372)	(6,844)
Other income (expense), net	252	(52)	393	(44)
Total other income (expense), net	8,726	(29,483)	47,389	12,040

Income (loss) before income taxes	16,359	(31,598)	62,535	6,771
Income taxes	(79)	(32)	(131)	(57)
Net income (loss)	$16,280	$(31,630)	$62,404	$6,714
General partner’s interest in net income (loss), including incentive distribution rights	$2,624	$1,063	$5,836	$3,183
Limited partners’ interest in net income (loss)	$13,656	$(32,693)	$56,568	$3,531

Net income (loss) per limited partner unit:
Basic	$0.50	$(1.93)	$2.14	$0.21
Diluted	$0.50	$(1.93)	$2.14	$0.21

Weighted average limited partner units outstanding:
Basic	27,210	16,926	26,403	16,572
Diluted	27,264	16,926	26,438	16,572

Distributions declared per unit	$0.757	$0.753	$1.513	$1.505

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Changes in Owners’ Equity
(In thousands, except number of units)
(Unaudited)

	Common Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2009	$548,160	$(729)	$547,431
Conversion of 84,842 vested phantom units	2,580	–	2,580
Proceeds from public equity offering, net of underwriters discount	92,770	–	92,770
Offering costs	(154)	–	(154)
Contribution from general partner	–	1,977	1,977
Distributions	(38,284)	(5,149)	(43,433)
Equity–based compensation	827	–	827
Net income	61,156	1,248	62,404
Balance, June 30, 2010	$667,055	$(2,653)	$664,402

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2008	$432,031	$21,618	$3,835	$457,484
Conversion of 103,409 vested phantom units	1,706	–	–	1,706
Proceeds from public equity offering, net of underwriters discount	78,649	–	–	78,649
Offering costs	(219)	–	–	(219)
Contribution from general partner	–	–	1,641	1,641
Distributions	(19,735)	(4,660)	(3,255)	(27,650)
Equity–based compensation	54	–	–	54
Net income	5,103	1,477	134	6,714
Balance, June 30, 2009	$497,589	$18,435	$2,355	$518,379

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$62,404	$6,714
Adjustments to reconcile net income to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	1,274	1,014
Depreciation, depletion and amortization	25,520	26,369
Equity–based compensation cost	2,103	1,300
Gain on sale of oil and natural gas properties	(3,824)	–
Unrealized (gains) losses on derivatives, net	(30,502)	17,832
Amortization of deferred loan costs	275	526
Other, net	(1)	148
Changes in operating assets and liabilities:
Accounts receivable	(4,098)	7,057
Prepaid expenses and other current assets	2,625	114
Other assets	–	(1)
Accounts payable and accrued liabilities	879	(1,796)
Deferred revenues	–	(4,120)
Long–term liabilities	(734)	–
Other	(119)	35
Net cash flows provided by operating activities	55,802	55,192

Cash flows from investing activities:
Acquisition of oil and natural gas properties	(147,769)	–
Deposit on acquisition of oil and natural gas properties	–	(1,218)
Development of oil and natural gas properties	(8,170)	(8,983)
Proceeds from sale of oil and natural gas properties	4,471	–
Net cash flows used in investing activities	(151,468)	(10,201)

Cash flows from financing activities:
Long–term debt borrowings	138,000	–
Repayment of long–term debt borrowings	(95,000)	(115,000)
Loan costs incurred	(8)	–
Proceeds from public equity offering, net of underwriters discount	92,770	78,649
Offering costs	(154)	(219)
Contribution from general partner	1,977	1,641
Distributions to partners	(43,433)	(27,650)
Net cash flows provided by (used in) financing activities	94,152	(62,579)

Decrease in cash and cash equivalents	(1,514)	(17,588)
Cash and cash equivalents – beginning of period	18,806	41,628
Cash and cash equivalents – end of period	$17,292	$24,040

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

We account for the phantom units issued prior to 2009 as liability awards, and the fair value of these phantom units is remeasured at the end of each reporting period based on the current market price of our common units until settlement.  Prior to settlement, compensation cost is recognized for these phantom units based on the proportionate amount of the requisite service period that has been rendered to date.  We account for the phantom units issued subsequent to 2008 as equity awards, and we estimate the fair value of these phantom units using the Black–Scholes option pricing model.  We account for the performance units as equity awards, and we estimated the fair value of these performance units using the Monte Carlo simulation model.

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Liability awards	$608	$627	$1,276	$1,246
Equity awards	429	54	827	54
Total	$1,037	$681	$2,103	$1,300

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of June 30, 2010, total unrecognized compensation costs related to the unvested liability awards and equity awards and the period over which they are expected to be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Period (in years)
Liability awards	$3,913	2.2
Equity awards	6,477	3.5

NOTE 3. ACQUISITIONS

On March 30, 2010 followed by a second closing on June 29, 2010, we, along with certain institutional partnerships managed by EnerVest, acquired oil and natural gas properties in the Appalachian Basin   We acquired a 46.15% interest in these properties for $145.8 million.  This acquisition was primarily funded with borrowings under our credit facility and cash on hand.

The following table reflects pro forma revenues, net income and net income per limited partner unit as if this acquisition had taken place at the beginning of the periods presented.  These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$41,403	$32,895	$88,669	$68,134
Net income (loss)	16,483	(30,990)	64,947	8,524

Net income (loss) per limited partner unit:
Basic	$0.51	$(1.89)	$2.24	$0.32
Diluted	$0.51	$(1.89)	$2.23	$0.32

On April 29, 2010, we, along with certain institutional partnerships managed by EnerVest, acquired oil and natural gas properties in the Appalachian Basin.  We acquired a 17.2% interest in these properties for $2.0 million.  The acquisition was primarily funded with cash on hand.

The recognized fair values of the identifiable assets acquired and liabilities assumed in connection with these acquisitions are as follows:

Accounts receivable	$136
Other current assets	2,748
Oil and natural gas properties	156,440
Other property	1,036
Accounts payable and accrued liabilities	(79)
Asset retirement obligations	(12,512)
$147,769

NOTE 4. DIVESTITURES

On March 1, 2010, we sold 14 non–core oil and natural gas wells and recorded a loss on the sale of $0.6 million.

On June 14, 2010, we sold unproved oil and natural gas properties and recorded a gain on the sale of $4.4 million.

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

We have elected not to designate any of our derivatives as hedging instruments.  Accordingly, changes in the fair value of our derivatives are recorded immediately to net income (loss) as “Unrealized (losses) gains on mark–to–market derivatives, net” in our unaudited condensed consolidated statements of operations.

As of June 30, 2010, we had entered into oil and natural gas commodity contracts with the following terms:

Period Covered	Index	Hedged Volume	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (MBbls):
Swaps – 2010	WTI	429.6	87.25
Swaps – 2011	WTI	219.0	103.66
Collar – 2011	WTI	401.5		110.00	166.45
Swaps – 2012	WTI	205.0	104.05
Collar – 2012	WTI	366.0		110.00	170.85
Swaps – 2013	WTI	511.0	78.64
Swap – January 2014 through July 2014	WTI	106.0	84.60
Swaps – January 2014 through August 2014	WTI	194.4	82.28

Natural Gas (MmmBtus):
Swaps – 2010	Dominion Appalachia	1,228.8	8.19
Swap – 2011	Dominion Appalachia	912.5	8.69
Collar – 2011	Dominion Appalachia	1,095.0		9.00	12.15
Collar – 2012	Dominion Appalachia	1,830.0		8.95	11.45
Swap – 2010	Appalachia Columbia	55.6	5.75
Swaps – 2010	NYMEX	4,305.6	7.40
Collar – 2010	NYMEX	276.0		7.50	10.00
Swaps – 2011	NYMEX	7,555.5	7.63
Collar – 2011	NYMEX	440.6		5.85	7.55
Swaps – 2012	NYMEX	7,503.0	7.95
Swaps – 2013	NYMEX	3,285.0	7.23
Swaps – January 2014 through August 2014	NYMEX	1,215.0	7.06
Swap – 2010	MICHCON_NB	920.0	8.34
Collar – 2011	MICHCON_NB	1,642.5		8.70	11.85
Collar – 2012	MICHCON_NB	1,647.0		8.75	11.05
Swaps – 2010	HOUSTON SC	278.8	5.78
Collar – 2010	HOUSTON SC	644.0		7.25	9.55
Collar – 2011	HOUSTON SC	1,277.5		8.25	11.65
Collar – 2012	HOUSTON SC	1,098.0		8.25	11.10
Swap – 2010	EL PASO PERMIAN	460.0	7.68
Swap – 2011	EL PASO PERMIAN	912.5	9.30
Swap – 2012	EL PASO PERMIAN	732.0	9.21
Swap – 2013	EL PASO PERMIAN	1,095.0	6.77
Swap – 2013	SAN JUAN BASIN	1,095.0	6.66

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of June 30, 2010, we had entered into natural gas basis swaps with the following terms:

Period Covered	Floating Index 1	Floating Index 2	Hedged Volume (Mmmbtus)	Spread
2010	NYMEX	Panhandle TX/OK	368.0	(0.30)
2010	NYMEX	EL PASO PERMIAN	184.0	(0.275)
2010	NYMEX	SAN JUAN BASIN	828.0	(0.34)
2011	NYMEX	Dominion Appalachia	346.0	0.1975
2011	NYMEX	Appalachia Columbia	94.5	0.15

As of June 30, 2010, we had entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
July 2010 – July 2012	$200,000	1 Month LIBOR	4.163%
July 2010 – September 2012	40,000	1 Month LIBOR	2.145%

The fair value of these derivatives was as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Oil and natural gas commodity contracts	$138,402	$111,541	$574	$6,413
Interest rate swaps	–	–	14,264	12,065
Total fair value	138,402	111,541	14,838	18,478
Netting arrangements	(14,123)	(16,259)	(14,123)	(16,259)
Net recorded fair value	$124,279	$95,282	$715	$2,219

Location of derivatives in our condensed consolidated balance sheets:
Derivative asset	$48,009	$26,733	$–	$–
Long–term derivative asset	76,270	68,549	–	–
Derivative liability	–	–	715	1,543
Long–term derivative liability	–	–	–	676
	$124,279	$95,282	$715	$2,219

The following table presents the impact of derivatives and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized gains on mark–to– market derivatives, net:
Oil and natural gas commodity contracts	$16,044	$21,162	$26,167	$40,734
Interest rate swaps	(2,143)	(2,125)	(4,301)	(3,974)
Total	$13,901	$19,037	$21,866	$36,760

Unrealized (losses) gains on mark– to–market derivatives, net:
Oil and natural gas commodity contracts	$(1,189)	$(48,986)	$32,701	$(22,216)
Interest rate swaps	(969)	4,486	(2,199)	4,384
Total	$(2,158)	$(44,500)	$30,502	$(17,832)

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using:
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Oil and natural gas commodity contracts	$138,402	$–	$138,402	$–

Derivative liabilities:
Oil and natural gas commodity contracts	$574	$–	$574	$–
Interest rate swaps	14,264	–	14,264	–
Total derivative liabilities	$14,838	$–	$14,838	$–

		Fair Value at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Oil and natural gas commodity contracts	$111,541	$–	$111,541	$–

Derivative liabilities:
Oil and natural gas commodity contracts	$6,413	$–	$6,413	$–
Interest rate swaps	12,065	–	12,065	–
Total derivative liabilities	$18,478	$–	$18,478	$–

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.   These derivatives are indexed to active trading hubs for the underlying commodity, and are OTC contracts commonly used in the energy industry and offered by a number of financial institutions and large energy companies.

As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2.  We value these derivatives based on observable market data for similar instruments.  This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data.  Our estimates of fair value have been determined at discrete points in time based on relevant market data.  These estimates involve uncertainty and cannot be determined with precision.  There were no changes in valuation techniques or related inputs in the six months ended June 30, 2010.

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

Balance as of December 31, 2009	$43,688
Liabilities incurred or assumed in acquisitions	12,512
Sale of oil and natural gas properties	(292)
Accretion expense	1,274
Revisions in estimated cash flows	(1,028)
Payments to settle liabilities	(119)
Balance as of June 30, 2010	$56,035

As of June 30, 2010 and December 31, 2009, $1.1 million and $1.2 million, respectively, of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheet.

NOTE 8. LONG–TERM DEBT

As of June 30, 2010, our credit facility consists of a $700.0 million senior secured revolving credit facility that expires in October 2012.  Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries.  We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners.  We also may use up to $50.0 million of available borrowing capacity for letters of credit.  The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0.  As of June 30, 2010, we were in compliance with these financial covenants.

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.59% at June 30, 2010).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves.  As of June 30, 2010, the borrowing base under the facility was $465.0 million.  The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

We had $345.0 million and $302.0 million outstanding under the facility at June 30, 2010 and December 31, 2009, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business.  We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our unaudited condensed consolidated financial statements, and no amounts have been accrued at June 30, 2010 or December 31, 2009.

NOTE 10. OWNERS’ EQUITY

Units Outstanding

At June 30, 2010, owner’s equity consists of 27,060,313 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

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

 On February 12, 2010, we closed a public offering of 3.45 million of our common units at an offering price of $28.08 per common unit.  We received net proceeds of $94.6 million, including a contribution of $2.0 million by our general partner to maintain its 2% interest in us.  We used these net proceeds to repay indebtedness outstanding under our credit facility.

Cash Distributions

The following sets forth the distributions we paid during the six months ended June 30, 2010:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 12, 2010	October 1, 2009 – December 31, 2009	$0.755	$20,221
May 14, 2010	January 1, 2010 – March 31, 2010	0.756	23,212
			$43,433

On July 27, 2010, the board of directors of EV Management declared a $0.757 per unit distribution for the second quarter of 2010 on all common units.  The distribution of approximately $23.2 million is to be paid on August 13, 2010 to unitholders of record at the close of business on August 6, 2010.

NOTE 11. NET INCOME (LOSS) PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income (loss) per limited partner unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$16,280	$(31,630)	$62,404	$6,714
Less:
Incentive distribution rights	(2,298)	(1,696)	(4,588)	(3,049)
General partner’s 2% interest in net (income) loss	(326)	633	(1,248)	(134)
Limited partners’ interest in net income (loss)	$13,656	$(32,693)	$56,568	$3,531

Weighted average limited partner units outstanding:
Common units	27,060	13,794	26,249	13,456
Subordinated units	–	3,100	–	3,100
Performance units (1)	150	32	154	16
Denominator for basic net income (loss) per limited partner unit	27,210	16,926	26,403	16,572
Dilutive phantom units	54	–	35	–
Total	27,264	16,926	26,438	16,572

Net income (loss) per limited partner unit:
Basic	$0.50	$(1.93)	$2.14	$0.21
Diluted	$0.50	$(1.93)	$2.14	$0.21

(1)
Our earned but unvested performance units are considered to be participating securities for purposes of calculating our net income (loss) per limited partner unit, and, accordingly, are included in the basic computation as such.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $2.3 million and $1.9 million in the three months ended June 30, 2010 and 2009, respectively, and $4.3 million and $3.8 million in the six months ended June 30, 2010 and 2009, respectively, in monthly administrative fees for providing us general and administrative services.  These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis.  These fees are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest.  We reimbursed EnerVest $3.2 million and $2.4 million in the three months ended June 30, 2010 and 2009, respectively, and $5.7 million and $5.0 million in the six months ended June 30, 2010 and 2009, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties.  As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis.  These costs are included in “Lease operating expenses” in our unaudited condensed consolidated statements of operations.  Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us, other working interest owners and royalty owners.

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows:

	Six Months Ended June 30,
	2010	2009
Supplemental cash flows information:
Cash paid for interest	$4,755	$6,714
Cash paid for income taxes	245	114

Non–cash transactions:
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	2,533	687

NOTE 14. NEW ACCOUNTING STANDARDS

In April 2010, the FASB issued ASU No. 2010–14, Accounting for Extractive Activities – Oil & Gas: Amendments to Paragraph 932–10–S99–1, to amend paragraph 932–10–S99–1 due to SEC Release No. 33-8995 [FR 78], Modernization of Oil and Gas Reporting.  No other new accounting pronouncements issued or effective during the six months ended June 30, 2010 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 15. SUBSEQUENT EVENTS

On July 1, 2010, we sold unproved oil and natural gas properties for $41.3 million.  We received $20.6 million at the closing and will receive the remainder of the proceeds, subject to certain conditions, including purchaser due diligence, on or before November 1, 2010.  These unproved oil and natural gas properties are classified as “Assets held for sale” in our unaudited condensed consolidated balance sheet.

In July 2010, we repaid $17.0 million of indebtedness outstanding under our credit facility with proceeds from the sale of unproved oil and natural gas properties.

We evaluated subsequent events for appropriate accounting and disclosure through the date these condensed consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2009.

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

CURRENT DEVELOPMENTS

In February 2010, we closed a public offering of 3.45 million common units at an offering price of $28.08 per common unit.  We received net proceeds of $94.6 million, including a contribution of $2.0 million by our general partner to maintain its 2% interest in us.

In March 2010 followed by a second closing in June 2010, we, along with certain institutional partnerships managed by EnerVest, acquired oil and natural gas properties in the Appalachian Basin.  We acquired a 46.15% interest in these properties for $145.8 million.  This acquisition was primarily funded with borrowings under our credit facility and cash on hand.

In April 2010, we, along with certain institutional partnerships managed by EnerVest, acquired oil and natural gas properties in the Appalachian Basin.  We acquired a 17.2% interest in these properties for $2.0 million.  The acquisition was primarily funded with cash on hand.

In June 2010, we sold unproved oil and natural gas properties and recorded a gain of $4.4 million.

In July 2010, we sold unproved oil and natural gas properties for $41.3 million.  We received $20.6 million at the closing and will receive the remainder of the proceeds, subject to certain conditions, including purchaser due diligence, on or before November 1, 2010.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Production data:
Oil (MBbls)	171	127	297	254
Natural gas liquids (MBbls)	178	186	360	400
Natural gas (MMcf)	4,734	4,017	8,719	7,980
Net production (MMcfe)	6,831	5,893	12,665	11,903
Average sales price per unit:
Oil (Bbl)	$73.20	$54.16	$73.73	$44.15
Natural gas liquids (Bbl)	40.23	27.95	42.91	25.81
Natural gas (Mcf)	4.16	3.26	4.66	3.71
Mcfe	5.77	4.27	6.16	4.30
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$2.18	$1.61	$2.08	$1.74
Production taxes	0.24	0.21	0.30	0.22
Total	2.42	1.82	2.38	1.96
Asset retirement obligations accretion expense	0.11	0.10	0.10	0.09
Depreciation, depletion and amortization	1.97	2.16	2.02	2.22
General and administrative expenses	0.85	0.69	0.83	0.70

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

Net income for the three months ended June 30, 2010 was $16.3 million, an increase of $47.9 million compared with the three months ended June 30, 2009.  This increase was primarily the result of $13.9 million of higher revenues due to increased production and higher prices for oil, natural gas and natural gas liquids, $42.3 million related to non–cash changes in the fair value of our derivatives and a $4.4 million gain on the sale of oil and natural gas properties, partially offset by $5.4 million of increased lease operating expenses, $5.1 million of lower realized gains on our derivatives and $1.7 million of increased general and administrative expenses.

Oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2010 totaled $39.4 million, an increase of $14.3 million compared with the three months ended June 30, 2009.  This increase was the result of $8.3 million related to higher prices for oil, natural gas and natural gas liquids and $5.9 million related to increased production.

Transportation and marketing–related revenues for the three months ended June 30, 2010 decreased $0.4 million compared with the three months ended June 30, 2009 primarily due to the recognition of deferred revenues of $0.5 million in the three months ended June 30, 2009 from the production curtailments in the Monroe Field in 2008.

Lease operating expenses for the three months ended June 30, 2010 increased $5.4 million compared with the three months ended June 30, 2009 primarily as the result of $4.9 million of lease operating expenses associated with the oil and natural gas properties that we acquired in 2009 and 2010 and $0.5 million related to the oil and natural gas properties that we acquired prior to 2009.  Included in the $4.9 million of lease operating expenses associated with the oil and natural gas properties that we acquired in 2009 and 2010 was $2.3 million ($0.34 per Mcfe) associated with oil in tanks acquired in the March 2010 acquisition that was sold in the three months ended June 30, 2010.  Lease operating expenses per Mcfe were $2.18 in the three months ended June 30, 2010 compared with $1.61 in the three months ended June 30, 2009.

Production taxes for the three months ended June 30, 2010 increased $0.5 million compared with the three months ended June 30, 2009 primarily due to increased oil, natural gas and natural gas liquids revenues.  Production taxes for the three months ended June 30, 2010 were $0.24 per Mcfe compared with $0.21 per Mcfe for the three months ended June 30, 2009.

Asset retirement obligations accretion expense for the three months ended June 30, 2010 increased $0.2 million compared with the three months ended June 30, 2009 primarily due to the oil and natural gas properties that we acquired in 2009 and 2010.  Asset retirement obligations accretion expense for the three months ended June 30, 2010 was $0.11 per Mcfe compared with $0.10 per Mcfe for the three months ended June 30, 2009.

Depreciation, depletion and amortization for the three months ended June 30, 2010 increased $0.7 million compared with the three months ended June 30, 2009 primarily due to an increase of $2.9 million related to the oil and natural gas properties that we acquired in 2009 and 2010 offset by a decrease of $2.2 million related to the oil and natural gas properties that we acquired prior to 2009.  The decrease in depreciation, depletion and amortization for the oil and natural gas properties that we acquired prior to 2009 reflects a lower depreciation, depletion and amortization rate for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 due to increased reserves at June 30, 2010 compared with June 30, 2009.  Depreciation, depletion and amortization for the three months ended June 30, 2010 was $1.97 per Mcfe compared with $2.16 per Mcfe for the three months ended June 30, 2009.

General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to EnerVest, professional fees and other costs not directly associated with field operations.  General and administrative expenses for the three months ended June 30, 2010 totaled $5.8 million, an increase of $1.7 million compared with the three months ended June 30, 2009.  This increase is primarily the result of (i) $0.6 million of higher compensation costs related to our equity–based compensation, (ii) $0.6 million of costs incurred in conjunction with the integration of the acquisitions of oil and natural gas properties in 2010 and (iii) $0.4 million of higher fees paid to EnerVest under the omnibus agreement due to our acquisitions of oil and natural gas properties in 2009 and 2010.  General and administrative expenses were $0.85 per Mcfe in the three months ended June 30, 2010 compared with $0.69 per Mcfe in the three months ended June 30, 2009.

Realized gains on mark–to–market derivatives, net represent the monthly cash settlements with our counterparties related to derivatives that matured during the period.  During the three months ended June 30, 2010 and 2009, we received cash payments of $13.9 million and $19.0 million, respectively, from our counterparties as the contract prices for our derivatives exceeded the underlying market price for that period.

Unrealized losses (gains) on mark–to–market derivatives, net represent the change in the fair value of our open derivatives during the period.  In the three months ended June 30, 2010, the fair value of our open derivatives decreased from a net asset of $125.8 million at March 31, 2010 to a net asset of $123.6 million at June 30, 2010.  In the three months ended June 30, 2009, the fair value of our open derivatives decreased from a net asset of $171.4 million at March 31, 2009 to a net asset of $126.9 million at June 30, 2009.

Interest expense for the three months ended June 30, 2010 decreased $0.7 million compared with the three months ended June 30, 2009 primarily due to a decrease of $0.8 million from the lower weighted average borrowings outstanding under our credit facility offset by an increase of $0.1 million due to a higher weighted average effective interest rate in the three months ended June 30, 2010 compared with the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

Net income for the six months ended June 30, 2010 was $62.4 million, an increase of $55.7 million compared with the six months ended June 30, 2009.  This increase was primarily the result of $24.9 million of higher revenues due to increased production and higher prices for oil, natural gas and natural gas liquids, $48.3 million related to non–cash changes in the fair value of our derivatives and a $3.8 million gain on the sale of oil and natural gas properties, partially offset by $14.8 million of lower realized gains on our derivatives, $5.6 million of increased lease operating expenses and $2.2 million of increased general and administrative expenses.

Oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2010 totaled $78.0 million, an increase of $26.9 million compared with the six months ended June 30, 2009.  This increase was primarily the result of $21.9 million related to higher prices for oil, natural gas liquids and natural gas and $5.0 million related to increased production.

Transportation and marketing–related revenues for the six months ended June 30, 2010 decreased $2.0 million compared with the six months ended June 30, 2009 primarily due to the recognition of deferred revenues of $1.8 million in the six months ended June 30, 2009 from the production curtailments in the Monroe Field in 2008.

Lease operating expenses for the six months ended June 30, 2010 increased $5.6 million compared with the six months ended June 30, 2009 primarily as the result of $5.9 million of lease operating expenses associated with the oil and natural gas properties that we acquired in 2009 and 2010 offset by a decrease of $0.3 million related to the oil and natural gas properties that we acquired prior to 2009.  Included in the $5.9 million of lease operating expenses associated with the oil and natural gas properties that we acquired in 2009 and 2010 was $2.3 million ($0.18 per Mcfe) associated with oil in tanks acquired in the March 2010 acquisition that was sold in the six months ended June 30, 2010.  Lease operating expenses per Mcfe were $2.08 in the six months ended June 30, 2010 compared with $1.74 in the six months ended June 30, 2009.

Production taxes for the six months ended June 30, 2010 increased $1.2 million compared with the six months ended June 30, 2009 primarily due to increased oil, natural gas and natural gas liquids revenues.  Production taxes for the six months ended June 30, 2010 were $0.30 per Mcfe compared with $0.22 per Mcfe for the six months ended June 30, 2009.

Asset retirement obligations accretion expense for the six months ended June 30, 2010 increased $0.3 million compared with the six months ended June 30, 2009 primarily due to the oil and natural gas properties that we acquired in 2009 and 2010.  Asset retirement obligations accretion expense for the six months ended June 30, 2010 was $0.10 per Mcfe compared with $0.09 per Mcfe for the six months ended June 30, 2009.

Depreciation, depletion and amortization for the six months ended June 30, 2010 decreased $0.9 million compared with the six months ended June 30, 2009 primarily due to an increase of $4.0 million related to the oil and natural gas properties that we acquired in 2009 and 2010 offset by a decrease of $4.9 million related to the oil and natural gas properties that we acquired prior to 2009.  The decrease in depreciation, depletion and amortization for the oil and natural gas properties that we acquired prior to 2009 reflects a lower depreciation, depletion and amortization rate for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 due to increased reserves at June 30, 2010 compared with June 30, 2009.  Depreciation, depletion and amortization for the six months ended June 30, 2010 was $2.02 per Mcfe compared with $2.22 per Mcfe for the six months ended June 30, 2009.

General and administrative expenses for the six months ended June 30, 2010 totaled $10.5 million, an increase of $2.2 million compared with the six months ended June 30, 2009.  This increase is primarily the result of (i) $1.0 million of higher compensation costs related to our equity–based compensation, (ii) $0.7 million of costs incurred in conjunction with the integration of the acquisitions of oil and natural gas properties in 2010 and (iii) $0.5 million of higher fees paid to EnerVest under the omnibus agreement due to our acquisitions of oil and natural gas properties in 2009 and 2010.  General and administrative expenses were $0.83 per Mcfe in the six months ended June 30, 2010 compared with $0.70 per Mcfe in the six months ended June 30, 2009.

Realized gains represent the monthly cash settlements with our counterparties related to derivatives that matured during the period.  During the six months ended June 30, 2010 and 2009, we received cash payments of $21.9 million and $36.8 million, respectively, from our counterparties as the contract prices for our derivatives exceeded the underlying market price for that period.

Unrealized losses (gains) on mark–to–market derivatives, net represent the change in the fair value of our open derivatives during the period.  In the six months ended June 30, 2010, the fair value of our open derivatives increased from a net asset of $93.1 million at December 31, 2009 to a net asset of $123.6 million at June 30, 2010.  In the six months ended June 30, 2009, the fair value of our open derivatives decreased from a net asset of $144.7 million at December 31, 2008 to a net asset of $126.9 million at June 30, 2009.

Interest expense for the six months ended June 30, 2010 decreased $1.5 million compared with the six months ended June 30, 2009 primarily due to a decrease of $2.5 million from the lower weighted average borrowings outstanding under our credit facility offset by an increase of $1.0 million due to a higher weighted average effective interest rate in the six months ended June 30, 2010 compared with the six months ended June 30, 2009.

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

Available Credit Facility

We have a $700.0 million facility that expires in October 2012.  Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries.  We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners.  We also may use up to $50.0 million of available borrowing capacity for letters of credit.  The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.0 to 1.0.  As of June 30, 2010, we were in compliance with all of the facility’s financial covenants.

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves.  As of June 30, 2010, the borrowing base was $465.0 million.  The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.  The borrowing base is determined by each lender based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other matters that may vary by lender.

Borrowings under the facility will bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding.

At June 30, 2010, we had $345.0 million outstanding under the facility.

Cash and Short–term Investments

At June 30, 2010, we had $17.3 million of cash and short–term investments, which included $10.1 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with a major financial institution.

Counterparty Exposure

At June 30, 2010, our open commodity derivative contracts were in a net receivable position with a fair value of $123.6 million.  All of our commodity derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and we could incur a loss.  As of June 30, 2010, all of our counterparties have performed pursuant to their commodity derivative contracts.

Cash Flows

Cash flows provided (used) by type of activity were as follows:

	Six Months Ended June 30,
	2010	2009
Operating activities	$55,802	$55,192
Investing activities	(151,468)	(10,201)
Financing activities	94,152	(62,579)

Operating Activities

Cash flows from operating activities were $55.8 million and $55.2 million in the six months ended June 30, 2010 and 2009, respectively.  The increase was primarily due to higher production and prices for oil, natural gas and natural gas liquids, partially offset by lower realized gains on derivatives and higher operating expenses.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties.  During the six months ended June 30, 2010, we spent $147.8 million on the acquisitions of oil and natural gas properties and $8.2 million for the development of our oil and natural gas properties.  During the six months ended June 30, 2009, we spent $9.0 million for the development of our oil and natural gas properties and $1.2 million for a deposit on our acquisition of oil and natural gas properties in July 2009.

Financing Activities

During the six months ended June 30, 2010, we received net proceeds of $92.6 million from our public equity offering in February 2010, and we received contributions of $2.0 million from our general partner in order to maintain its 2% interest in us.  We borrowed $138.0 million under our credit facility to finance our acquisition of oil and natural gas properties in March 2010 and we repaid $95.0 million of borrowings outstanding under our credit facility with proceeds from our public equity offering and cash flows from operations.  In addition, we paid distributions of $43.4 million to holders of our common units and our general partner.

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

We have entered into oil and natural gas commodity contracts to hedge significant amounts of our anticipated oil and natural gas production through August 2014.  The amounts hedged represent, on an Mcfe basis, approximately 55% of the production attributable to our estimated net proved reserves from July 2010 through August 2014, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules.  Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our oil and natural gas commodity contracts and basis swaps at June 30, 2010 was a net asset of $109.3 million.  A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts and basis swaps of approximately $24.2 million.  Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility also exposes us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates.  The fair value of our interest rate swaps at June 30, 2010 was a net liability of $14.3 million.  If interest rates on our facility increased by 1%, interest expense for the six months ended June 30, 2010 would have increased by approximately $1.5 million.  Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business.  We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10–K for the year ended December 31, 2009 and our Quarterly Report on Form 10–Q for the quarter ended March 31, 2010 except for the update described below:

The adoption of derivatives legislation and regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

The President has recently signed into law the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Act”).  Among other things, the Act requires the Commodity Futures Trading Commission and the SEC to enact regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility.  We cannot predict the content of these regulations or the effect that these regulations will have on our hedging activities.  Of particular concern, the Act does not explicitly exempt end users (such as us) from the requirements to post margin in connection with hedging activities.  While several senators have indicated that it was not the intent of the Act to require margin from end users, the exemption is not in the act.  If the regulations ultimately adopted were to require that we post margin for our hedging activities, our hedging would become more expensive and we may decide to alter our hedging strategy.  It is also possible that regulations, when finally adopted, may make our hedging activities more expensive or cause us to alter our hedging strategy.

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

EV Energy Partners, L.P.
(Registrant)

Date: August 9, 2010	By:	/s/ MICHAEL E. MERCER
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