Form 10-Q/A
period 2011-03-31
EV Energy Partners, LP
filed 2011-06-21
CIK 1361937

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

EV Energy Partners, L.P
Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to EV Energy Partners, L.P.’s quarterly report of Form 10–Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 9, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

+1.1
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

+1.2
Purchase Agreement, dated as of March 17, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and the representatives of the Initial Purchasers named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

+4.1
Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

+4.2
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

++101.INS XBRL Instance Document

++101.SCH XBRL Taxonomy Extension Schema

++101.CAL XBRL Taxonomy Extension Calculation Linkbase

++101.DEF XBRL Taxonomy Extension Definition Linkbase

++101.LAB XBRL Taxonomy Extension Label Linkbase

++101.PRE XBRL Taxonomy Presentation Linkbase

+	Previously filed or furnished as an exhibit to EV Energy Partners, L.P.’s quarterly report of Form 10–Q for the quarter ended March 31, 2011.

++	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: June 21, 2011	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

Exhibit 32.2

EXHIBIT INDEX

+1.1
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

+1.2
Purchase Agreement, dated as of March 17, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and the representatives of the Initial Purchasers named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

+4.1
Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

+4.2
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

++101.INS XBRL Instance Document

++101.SCH XBRL Taxonomy Extension Schema

++101.CAL XBRL Taxonomy Extension Calculation Linkbase

++101.DEF XBRL Taxonomy Extension Definition Linkbase

++101.LAB XBRL Taxonomy Extension Label Linkbase

++101.PRE XBRL Taxonomy Presentation Linkbase

+	Previously filed or furnished as an exhibit to EV Energy Partners, L.P.’s quarterly report of Form 10–Q for the quarter ended March 31, 2011.

++	Filed herewith