Form 10-Q
period 2011-06-30
EV Energy Partners, LP
filed 2011-08-09
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
YES ☐ NO ☑

As of August 5, 2011, the registrant had 34,173,650 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except number of units)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$26,392	$23,127
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	36,600	27,742
Related party	3,967	–
Other	300	441
Derivative asset	51,215	55,100
Assets held for sale	11,402	–
Other current assets	1,047	1,158
Total current assets	130,923	107,568

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; June 30, 2011, $210,073; December 31, 2010, $176,897	1,300,294	1,324,240
Other property, net of accumulated depreciation and amortization; June 30, 2011, $536; December 31, 2010, $465	1,495	1,567
Long–term derivative asset	26,576	51,497
Other assets	7,533	1,885
Total assets	$1,466,821	$1,486,757

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Third party	$27,642	$20,678
Related party	–	182
Liabilities related to assets held for sale	2,895	–
Derivative liability	1,178	1,943
Total current liabilities	31,715	22,803

Asset retirement obligations	68,266	67,175
Long–term debt	480,183	619,000
Long–term liabilities	988	3,048
Long–term derivative liability	6,594	784

Commitments and contingencies

Owners’ equity:
Common unitholders – 34,173,650 units and 30,510,313 units issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	887,843	779,327
General partner interest	(8,768)	(5,380)
Total owners’ equity	879,075	773,947
Total liabilities and owners’ equity	$1,466,821	$1,486,757

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Operations
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Oil, natural gas and natural gas liquids revenues	$68,109	$39,431	$127,730	$78,027
Transportation and marketing–related revenues	1,484	1,476	2,885	3,054
Total revenues	69,593	40,907	130,615	81,081

Operating costs and expenses:
Lease operating expenses	17,949	14,869	35,311	26,301
Cost of purchased natural gas	1,120	1,095	2,170	2,315
Dry hole and exploration costs	441	–	844	–
Production taxes	3,119	1,673	5,770	3,800
Asset retirement obligations accretion expense	970	764	1,936	1,274
Depreciation, depletion and amortization	18,443	13,436	36,007	25,520
General and administrative expenses	7,132	5,825	15,725	10,549
Impairment of oil and natural gas properties	5,078	–	6,666	–
Gain on sale of oil and natural gas properties	–	(4,388)	–	(3,824)
Total operating costs and expenses	54,252	33,274	104,429	65,935

Operating income	15,341	7,633	26,186	15,146

Other income (expense), net:
Realized gains on derivatives, net	14,242	13,901	27,784	21,866
Unrealized gains (losses) on derivatives, net	17,422	(2,158)	(35,633)	30,502
Interest expense	(8,124)	(3,269)	(13,283)	(5,372)
Other income, net	313	252	233	393
Total other income (expense), net	23,853	8,726	(20,899)	47,389

Income before income taxes	39,194	16,359	5,287	62,535
Income taxes	(31)	(79)	(113)	(131)
Net income	$39,163	$16,280	$5,174	$62,404
General partner’s interest in net income, including incentive distribution rights	$3,728	$2,624	$5,982	$5,836
Limited partners’ interest in net income (loss)	$35,435	$13,656	$(808)	$56,568

Net income (loss) per limited partner unit:
Basic	$1.03	$0.50	$(0.02)	$2.14
Diluted	$1.03	$0.50	$(0.02)	$2.14

Weighted average limited partner units outstanding:
Basic	34,294	27,210	33,002	26,403
Diluted	34,534	27,264	33,002	26,438

Distributions declared per unit	$0.761	$0.757	$1.521	$1.513

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Changes in Owners’ Equity
(In thousands, except number of units)
(Unaudited)

	Common Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2010	$779,327	$(5,380)	$773,947
Conversion of 80,534 vested phantom units	3,508	–	3,508
Proceeds from public equity offering, net of underwriters discount and offering costs of $308	146,800	–	146,800
Contributions from general partner	–	3,191	3,191
Distributions	(49,291)	(6,682)	(55,973)
Equity–based compensation	2,428	–	2,428
Net income	5,071	103	5,174
Balance, June 30, 2011	$887,843	$(8,768)	$879,075

	Common Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2009	$548,160	$(729)	$547,431
Conversion of 84,842 vested phantom units	2,580	–	2,580
Proceeds from public equity offering, net of underwriters discount and offering costs of $154	92,616	–	92,616
Contributions from general partner	–	1,977	1,977
Distributions	(38,284)	(5,149)	(43,433)
Equity–based compensation	827	–	827
Net income	61,156	1,248	62,404
Balance, June 30, 2010	$667,055	$(2,653)	$664,402

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$5,174	$62,404
Adjustments to reconcile net income to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	1,936	1,274
Depreciation, depletion and amortization	36,007	25,520
Equity–based compensation cost	3,877	2,103
Impairment of oil and natural gas properties	6,666	–
Gain on sale of oil and natural gas properties	–	(3,824)
Noncash derivative activity	30,951	(30,502)
Amortization of discount on long–term debt	183	–
Amortization of deferred loan costs	554	275
Other, net	56	(1)
Changes in operating assets and liabilities:
Accounts receivable	(12,866)	(4,098)
Other current assets	111	2,625
Accounts payable and accrued liabilities	7,630	879
Long–term liabilities	–	(734)
Other, net	(149)	(119)
Net cash flows provided by operating activities	80,130	55,802

Cash flows from investing activities:
Acquisition of oil and natural gas properties	3,101	(147,769)
Development of oil and natural gas properties	(33,686)	(8,170)
Proceeds from sale of oil and natural gas properties	1,170	4,471
Settlements from acquired derivatives	2,834	–
Earnest money received for sale of oil and natural gas properties	900	–
Net cash flows used in investing activities	(25,681)	(151,468)

Cash flows from financing activities:
Long–term debt borrowings	–	138,000
Repayment of long–term debt borrowings	(431,500)	(95,000)
Proceeds from debt offering	292,500	–
Loan costs incurred	(6,202)	(8)
Proceeds from public equity offering	147,108	92,770
Offering costs	(308)	(154)
Contributions from general partner	3,191	1,977
Distributions paid	(55,973)	(43,433)
Net cash flows (used in) provided by financing activities	(51,184)	94,152

Increase (decrease) in cash and cash equivalents	3,265	(1,514)
Cash and cash equivalents – beginning of period	23,127	18,806
Cash and cash equivalents – end of period	$26,392	$17,292

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

All intercompany accounts and transactions have been eliminated in consolidation.  In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and unit amounts in tabulations are in thousands of dollars and units, respectively, unless otherwise indicated.

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

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Liability awards	$526	$608	$1,449	$1,276
Equity awards	1,214	429	2,428	827
Total	$1,740	$1,037	$3,877	$2,103

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

In January 2011, the performance criterion was achieved with respect to the remaining 0.1 million performance units.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of June 30, 2011, total unrecognized compensation costs related to the unvested liability awards and equity awards and the period over which they are expected to be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Period (in years)
Liability awards	$3,355	1.5
Equity awards	15,175	3.2

NOTE 3. ACQUISITIONS

In April 2011, we received a final purchase price settlement of $1.9 million related to our acquisition of oil and natural gas properties in the Mid–Continent area in September 2010.

In June 2011, we received a final purchase price settlement of $2.2 million related to our acquisition of oil and natural gas properties in the Barnett Shale in December 2010.

In June 2011, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Barnett Shale.  We acquired a 31.02% proportional interest in these properties for $1.0 million.

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

We have elected not to designate any of our derivatives as hedging instruments.  Accordingly, changes in the fair value of our derivatives are recorded immediately to net income as “Unrealized gains (losses) on derivatives, net” in our unaudited condensed consolidated statements of operations.

As of June 30, 2011, we had entered into oil commodity contracts with the following terms:

Period Covered	Hedged Volume (MBbls)	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Swaps – July 2011 through December 2011	209.4	$95.01	$		$
Collars – July 2011 through December 2011	236.6			105.66		156.16
Swaps –2012	625.7	96.45
Collars – 2012	456.8			104.54		156.77
Swaps –2013	994.5	86.46
Swaps – 2014	897.2	91.90

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of June 30, 2011, we had entered into natural gas commodity contracts with the following terms:

Period Covered	Hedged Volume (MmmBtus)	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Swaps – July 2011 through December 2011	8,322.9	$6.67	$		$
Collars – July 2011 through December 2011	3,330.6			7.54		9.90
Swaps –2012	14,307.6	6.84
Collars – 2012	6,618.7			7.94		9.90
Swaps – 2013	18,797.5	5.77
Swaps – 2014	14,600.0	5.75
Swaps – 2015	14,600.0	6.00

As of June 30, 2011, we had entered into natural gas liquids commodity contracts with the following terms:

Period Covered	Hedged Volume (MBbls)	Weighted Average Fixed Price
Ethane (MBbls):
Swaps – July 2011 through December 2011	188.6	$20.06
Propane (MBbls):
Swaps – July 2011 through December 2011	112.7	49.77

As of June 30, 2011, we had entered into natural gas basis swaps with the following terms:

Period Covered	Floating Index 1	Floating Index 2	Hedged Volume (MmmBtus)	Spread
July 2011 through December 2011	NYMEX	Dominion Appalachia	174.4	$0.1975
July 2011 through December 2011	NYMEX	Appalachia Columbia	47.7	0.1500

As of June 30, 2011, we had entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
July 2011 – July 2012	$90,000	1 Month LIBOR	4.157%
July 2011 – September 2012	40,000	1 Month LIBOR	2.145%
July 2012 – July 2015	110,000	1 Month LIBOR	3.315%

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The fair value of these derivatives was as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Commodity contracts	$89,564	$123,655	$10,620	$7,633
Interest rate swaps	–	–	8,925	12,152
Total fair value	89,564	123,655	19,545	19,785
Netting arrangements	(11,773)	(17,058)	(11,773)	(17,058)
Net recorded fair value	$77,791	$106,597	$7,772	$2,727

Location of derivatives in our unaudited condensed consolidated balance sheets:
Derivative asset	$51,215	$55,100	$–	$–
Long–term derivative asset	26,576	51,497	–	–
Derivative liability	–	–	1,178	1,943
Long–term derivative liability	–	–	6,594	784
	$77,791	$106,597	$7,772	$2,727

The following table presents the impact of derivatives and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Realized gains on derivatives, net:
Commodity contracts (1)	$11,388	$16,044	$27,070	$26,167
Interest rate swaps (2)	2,854	(2,143)	714	(4,301)
Total	$14,242	$13,901	$27,784	$21,866

Unrealized gains (losses) on derivatives, net:
Commodity contracts	$20,380	$(1,189)	$(34,181)	$32,701
Interest rate swaps (2)	(2,958)	(969)	(1,452)	(2,199)
Total	$17,422	$(2,158)	$(35,633)	$30,502

(1)
Realized gains for the three months and six months ended June 30, 2011 exclude $1.4 million and $2.9 million, respectively, related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives.

(2)
In June 2011, we terminated three of our interest rate swaps and reclassified the $4.7 million non–cash gain from “Unrealized gains (losses) on derivatives, net” to “Realized gains on derivatives, net.”

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Commodity contracts	$89,564	$–	$89,564	$–

Derivative liabilities:
Commodity contracts	$10,620	$–	$10,620	$–
Interest rate swaps	8,925	–	8,925	–
Total derivative liabilities	$19,545	$–	$19,545	$–

		Fair Value at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Commodity contracts	$123,655	$–	$123,655	$–

Derivative liabilities:
Commodity contracts	$7,633	$–	$7,633	$–
Interest rate swaps	12,152	–	12,152	–
Total derivative liabilities	$19,785	$–	$19,785	$–

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.   These derivatives are indexed to active trading hubs for the underlying commodity and are commonly used in the energy industry and offered by a number of financial institutions and large energy companies.

As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2.  We value these derivatives based on observable market data for similar instruments.  This observable data includes the forward curves for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data.  Our estimates of fair value have been determined at discrete points in time based on relevant market data.  These estimates involve uncertainty and cannot be determined with precision.  There were no changes in valuation techniques or related inputs in the three months ended June 30, 2011.

Nonrecurring Basis

In March 2011, in conjunction with the sale of oil and natural gas properties, we incurred impairment charges of $1.5 million as oil and natural gas properties with a net cost basis of $2.7 million were written down to their fair value of $1.2 million.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In June 2011, we incurred impairment charges of $5.2 million as oil and natural gas properties with a net cost basis of $13.7 million were written down to their fair value of $8.5 million.

Financial Instruments

The estimated fair values of our financial instruments have been determined at discrete points in time based on relevant market information.  Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, derivatives and long–term debt.  The carrying amounts of our financial instruments other than derivatives and long–term debt approximate fair value because of the short–term nature of the items.  Derivatives are recorded at fair value (see Note 4).  The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us.  As of June 30, 2011, the estimated fair value of our senior notes due 2019 was $303.0 million, which differs from the carrying value of $292.7 million.  The fair value of our senior notes due 2019 was estimated using quoted markets prices based on trades of such debt as of June 30, 2011.

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

Balance as of December 31, 2010	$68,430
Liabilities incurred	311
Accretion expense	1,936
Revisions in estimated cash flows	3,118
Settlements and divestitures	(4,275)
Balance as of June 30, 2011	$69,520

As of both June 30, 2011 and December 31, 2010, $1.3 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

NOTE 7. LONG–TERM DEBT

Long–term debt consisted of the following:

	June 30, 2011	December 31, 2010
Credit facility	$187,500	$619,000
8.0% senior notes due 2019	300,000	–
Unamortized discount	(7,317)	–
Long–term debt	$480,183	$619,000

Credit Facility

On April 26, 2011, we replaced our existing $700.0 million credit facility with a $1.0 billion credit facility that expires in April 2016.  Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries.  We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners.  We also may use up to $100.0 million of available borrowing capacity for letters of credit.  The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.25 to 1.0.  As of June 30, 2011, we were in compliance with these financial covenants.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.49% at June 30, 2011).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves.  As of June 30, 2011, the borrowing base under the facility was $600.0 million.  The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

8.0% Senior Notes due 2019

On March 22, 2011, we issued $300.0 million in aggregate principal amount of 8.0% senior unsecured notes due 2019 (the “Notes”) at an offering price equal to 100% of par.  The Notes were sold in a private placement to eligible purchasers in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

We received net proceeds of $291.6 million, after deducting the discount of $7.5 million and offering expenses of $0.9 million.  We used the net proceeds to repay indebtedness under our existing credit facility.  The discount and the offering expenses are being amortized over the life of the Notes.  The amortization is included in “Interest expense” on our unaudited condensed consolidated statements of operations.

The Notes were issued under an indenture dated March 22, 2011, (the “Indenture”), mature April 15, 2019, and bear interest at 8.0%.  Interest is payable semi–annually beginning October 15, 2011.  The Notes are general unsecured obligations and are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes.  Neither we nor Finance have material independent assets or operations apart from the assets and operations of our subsidiaries.

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

The Indenture contains covenants that, among other things, limit our ability to: (i) pay distributions on, purchase or redeem our common units or redeem our subordinated debt; (ii) make investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of our assets; (vii) enter into intercompany agreements that restrict distributions or other payments from our restricted subsidiaries to us; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business.  We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements, and no amounts have been accrued at June 30, 2011 or December 31, 2010.

NOTE 9. OWNERS’ EQUITY

Units Outstanding

At June 30, 2011, owner’s equity consists of 34,173,650 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

 Issuance of Units

In January 2011, the following equity–based awards vested:

Phantom units accounted for as liability awards (1)	80,534
Phantom units accounted for as equity awards	70,610
Performance units	80,000
Total units vested	231,144
Performance units settled in cash	(17,807)
Units converted to common units	213,337

(1)	These phantom units vested at a fair value of $3.5 million.

In conjunction with the vesting of these units, we received a contribution of $0.2 million by our general partner to maintain its 2% interest in us.

 On March 9, 2011, we closed a public offering of 3.45 million of our common units at an offering price of $44.42 per common unit.  We received net proceeds of $149.8 million, including a contribution of $3.0 million by our general partner to maintain its 2% interest in us.  We used a portion of the net proceeds to repay indebtedness outstanding under our credit facility.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Cash Distributions

The following sets forth the distributions we paid during the six months ended June 30, 2011:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 14, 2011	October 1, 2010 – December 31, 2010	$0.759	$26,477
May 13, 2011	January 1, 2011 – March 31, 2011	0.760	29,496
			$55,973

On July 28, 2011, the board of directors of EV Management declared a $0.761 per unit distribution for the second quarter of 2011 on all common units.  The distribution of $29.5 million is to be paid on August 12, 2011 to unitholders of record at the close of business on August 8, 2011.

NOTE 10. NET INCOME (LOSS) PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income (loss) per limited partner unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$39,163	$16,280	$5,174	$62,404
Less:
Incentive distribution rights	(2,945)	(2,298)	(5,879)	(4,588)
General partner’s 2% interest in net income	(783)	(326)	(103)	(1,248)
Limited partners’ interest in net income (loss)	$35,435	$13,656	$(808)	56,568

Weighted average limited partner units outstanding:
Common units	34,174	27,060	32,880	26,249
Performance units (1)	120	150	122	154
Denominator for basic net income (loss) per limited partner unit	34,294	27,210	33,002	26,403
Dilutive phantom units (2)	240	54	–	35
Total	34,534	27,264	33,002	26,438

Net income (loss) per limited partner unit:
Basic	$1.03	$0.50	$(0.02)	$2.14
Diluted	$1.03	$0.50	$(0.02)	$2.14

(1)
Our earned but unvested performance units are considered to be participating securities for purposes of calculating our net income (loss) per limited partner unit and, accordingly, are included in the basic computation as such.

(2)
Phantom units accounted for as equity awards totaling 0.5 million units were not included in the computation of diluted net income (loss) per limited partner unit because the effect would have been anti-dilutive for the six months ended June 30, 2011.

NOTE 11. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $2.8 million and $2.3 million in the three months ended June 30, 2011 and 2010, respectively, and $5.5 million and $4.3 million in the six months ended June 30, 2011 and 2010, respectively, in monthly administrative fees for providing us general and administrative services.  These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis.  These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest.  We reimbursed EnerVest $3.4 million and $3.2 million in the three months ended June 30, 2011 and 2010, respectively, and $7.2 million and $5.7 million in the six months ended June 30, 2011 and 2010, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties.  As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis.  These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations.  Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

NOTE 12. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows:

	Six Months Ended June 30,
	2011	2010
Supplemental cash flows information:
Cash paid for interest	$5,595	$4,755
Cash paid for income taxes	250	245

Non–cash transactions:
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	5,241	2,533

NOTE 13. NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011–04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement, and has resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”   The provisions of ASU 2011–04 are applicable to interim and annual reporting periods subsequent to December 15, 2011.  We will adopt the new requirements for our Form 10–K for the year ending December 31, 2011.

No other new accounting pronouncements issued or effective during the six months ended June 30, 2011 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 14. SUBSEQUENT EVENT

In July 2011, we sold oil and natural gas properties for $8.5 million.  We received a non–refundable deposit of $0.9 million in June 2011 and the remainder of the proceeds upon the closing of the sale.  These oil and natural gas properties and the related ARO have been classified as “Assets held for sale” and “Liabilities related to assets held for sale” on our unaudited consolidated condensed balance sheet.

In July 2011, we agreed, subject to the execution of a final purchase and sale agreement, to acquire oil and natural gas properties from certain institutional partnerships managed by EnerVest for $34.3 million, subject to customary closing conditions and purchase price adjustments.  The acquisition is expected to close in August 2011.

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

CURRENT DEVELOPMENTS

In March 2011, we closed a public offering of 3.45 million common units at an offering price of $44.42 per common unit.  We received net proceeds of $149.8 million, including a contribution of $3.0 million by our general partner to maintain its 2% interest in us.  We used a portion of the net proceeds to repay indebtedness outstanding under our credit facility.

In March 2011, we issued $300.0 million in aggregate principal amount of 8.0% senior unsecured notes due 2019.  We received net proceeds of $291.6 million, after deducting the discount of $7.5 million and offering expenses of $0.9 million.  We used the net proceeds to repay indebtedness outstanding under our credit facility.

In April 2011, we entered into a second amended and restated $1.0 billion credit facility that expires in April 2016.  The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.25 to 1.0.  The borrowing base, which was initially set at $600.0 million, is subject to scheduled redeterminations every six months beginning October 1, 2011.

In July 2011, we agreed, subject to the execution of a final purchase and sale agreement, to acquire oil and natural gas properties from certain institutional partnerships managed by EnerVest for $34.3 million, subject to customary closing conditions and purchase price adjustments.  The acquisition is expected to close in August 2011.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Production data:
Oil (MBbls)	241	171	449	297
Natural gas liquids (MBbls)	272	178	542	360
Natural gas (MMcf)	6,999	4,734	14,003	8,719
Net production (MMcfe)	10,080	6,831	19,951	12,665
Average sales price per unit:
Oil (Bbl)	$98.63	$73.20	$94.58	$73.73
Natural gas liquids (Bbl)	54.80	40.23	51.45	42.91
Natural gas (Mcf)	4.20	4.16	4.10	4.66
Mcfe	6.76	5.77	6.40	6.16
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.78	$2.18	$1.77	$2.08
Production taxes	0.31	0.24	0.29	0.30
Total	2.09	2.42	2.06	2.38
Asset retirement obligations accretion expense	0.10	0.11	0.10	0.10
Depreciation, depletion and amortization	1.83	1.97	1.80	2.02
General and administrative expenses	0.71	0.85	0.79	0.83

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

Net income for the three months ended June 30, 2011 was $39.2 million compared with $16.3 million for the three months ended June 30, 2010.  This improvement reflects (i) a $28.7 million increase in revenues due to increased production primarily from our acquisitions of oil and natural gas properties in 2010 and higher prices for oil, natural gas and natural gas liquids and (ii) a $19.6 million increase in non–cash changes in the fair value of our derivatives, partially offset by (iii) an $11.5 million increase in operating expenses mainly related to the properties acquired in 2010, (iv) an impairment loss of $5.1 million related to the write–down of oil and natural gas properties to their fair value (compared with a $4.4 million gain on the sale of oil and natural gas properties in the three months ended June 30, 2010), and (v) a $4.9 million increase in interest expense.

Oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2011 totaled $68.1 million, an increase of $28.7 million compared with the three months ended June 30, 2010.  This increase was the result of $21.6 million related to increased production and $7.1 million related to higher prices for oil, natural gas and natural gas liquids.

Lease operating expenses for the three months ended June 30, 2011 increased $3.1 million compared with the three months ended June 30, 2010 primarily as the result of $5.8 million related to our 2010 acquisitions and our expanded development drilling program partially offset by $0.4 million due to a lower unit cost per Mcfe for our December 2010 acquisition of oil and natural gas properties in the Barnett Shale and $2.3 million ($0.34 per Mcfe) of lease operating expenses in the three months ended June 30, 2010 associated with oil in tanks acquired in the March 2010 acquisition that was sold in the three months ended June 30, 2010.  Lease operating expenses per Mcfe were $1.78 in the three months ended June 30, 2011 compared with $2.18 in the three months ended June 30, 2010.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for the three months ended June 30, 2011 increased $1.4 million compared with the three months ended June 30, 2010 primarily as the result of $1.0 million due to increased production and $0.4 million due to higher average realized prices.  Production taxes for the three months ended June 30, 2011 were $0.31 per Mcfe compared with $0.24 per Mcfe for the three months ended June 30, 2010.

Asset retirement obligations accretion expense for the three months ended June 30, 2011 increased $0.2 million compared with the three months ended June 30, 2010 primarily due to the oil and natural gas properties that we acquired in 2010.  Asset retirement obligations accretion expense for the three months ended June 30, 2011 was $0.10 per Mcfe compared with $0.11 per Mcfe for the three months ended June 30, 2010.

Depreciation, depletion and amortization for the three months ended June 30, 2011 increased $5.0 million compared with the three months ended June 30, 2010 primarily due to $5.9 million from higher production offset by a decrease of $0.9 million due to a lower average DD&A rate per unit.  The lower average DD&A rate per unit reflects the effect of our acquisitions of oil and natural gas properties in 2010.  Depreciation, depletion and amortization for the three months ended June 30, 2011 was $1.83 per Mcfe compared with $1.97 per Mcfe for the three months ended June 30, 2010.

General and administrative expenses for the three months ended June 30, 2011 totaled $7.1 million, an increase of $1.3 million compared with the three months ended June 30, 2010.  This increase is primarily the result of $1.0 million of higher compensation costs primarily related to our equity–based compensation plans and $0.5 million of higher fees paid to EnerVest under the omnibus agreement due to an increase in operations from our acquisitions of oil and natural gas properties in 2010 partially offset by a $0.2 million decrease in acquisition due diligence costs.  General and administrative expenses were $0.71 per Mcfe in the three months ended June 30, 2011 compared with $0.85 per Mcfe in the three months ended June 30, 2010.

During the three months ended June 30, 2011, we incurred impairment charges of $5.1 million to write down oil and natural gas properties to their fair value.

During the three months ended June 30, 2011 and 2010, we recorded cash settlements of $9.5 million and $13.9 million, respectively, as realized gains on derivatives, net, as the contract prices for our derivatives exceeded the underlying market price for that period.  In June 2011, we also terminated three of our interest rate swaps and recorded a non–cash realized gain of $4.7 million, which represented the value of these interest rate swaps on the date of termination.  The terminated interest rate swaps were rolled over into three new interest rate swaps with a value of $5.2 million at inception.

Unrealized gains (losses) on derivatives, net represent the change in the fair value of our open derivatives during the period.  In the three months ended June 30, 2011, the fair value of our open derivatives increased from a net asset of $49.3 million at March 31, 2011 to a net asset of $70.0 million at June 30, 2011.  In the three months ended June 30, 2010, the fair value of our open derivatives decreased from a net asset of $125.8 million at March 31, 2010 to a net asset of $123.6 million at June 30, 2010.

Interest expense for the three months ended June 30, 2011 increased $4.9 million compared with the three months ended June 30, 2010 primarily due to increases of $2.4 million from a higher weighted average long–term debt balance and $2.5 million due to a higher weighted average effective interest rate attributable to our 8% senior notes due 2019.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

Net income for the six months ended June 30, 2011 was $5.2 million compared with $62.4 million for the six months ended June 30, 2010.  This change reflects (i) a $49.5 million increase in revenues due to increased production primarily from our acquisitions of oil and natural gas properties in 2010 and higher prices for oil and natural gas liquids and (ii) a $5.9 million increase in realized gains on derivatives, partially offset by (iii) a.$66.1 million decrease in non–cash changes in the fair value of our derivatives, (iv) a $28.0 million increase in operating expenses mainly related to the properties acquired in 2010, (v) a $7.9 million increase in interest expense and (vi) an impairment loss of $6.7 million related to the write–down of oil and natural gas properties to their fair value (compared with a $3.8 million gain on the sale of oil and natural gas properties in the six months ended June 30, 2010).

Oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2011 totaled $127.7 million, an increase of $49.7 million compared with the six months ended June 30, 2010.  This increase was the result of $45.3 million related to increased production and $4.4 million related to higher prices for oil and natural gas liquids.

Lease operating expenses for the six months ended June 30, 2011 increased $9.0 million compared with the six months ended June 30, 2010 primarily as the result of $12.9 million related to our 2010 acquisitions and our expanded development drilling program partially offset by $1.5 million due to a lower unit cost per Mcfe for our December 2010 acquisition of oil and natural gas properties in the Barnett Shale and $2.3 million ($0.18 per Mcfe) of lease operating expenses in the six months ended June 30, 2010 associated with oil in tanks acquired in the March 2010 acquisition that was sold in the six months ended June 30, 2010.  Lease operating expenses per Mcfe were $1.77 in the six months ended June 30, 2011 compared with $2.08 in the six months ended June 30, 2010.

Production taxes for the six months ended June 30, 2011 increased $2.0 million compared with the six months ended June 30, 2010 primarily as the result of $2.1 million due to increased production partially offset by $0.1 million due to lower average realized prices for natural gas.  Production taxes for the six months ended June 30, 2011 were $0.29 per Mcfe compared with $0.30 per Mcfe for the six months ended June 30, 2010.

Asset retirement obligations accretion expense for the six months ended June 30, 2011 increased $0.7 million compared with the six months ended June 30, 2010 primarily due to the oil and natural gas properties that we acquired in 2010.  Asset retirement obligations accretion expense for both the six months ended June 30, 2011 and June 30, 2010 was $0.10 per Mcfe.

Depreciation, depletion and amortization for the six months ended June 30, 2011 increased $10.5 million compared with the six months ended June 30, 2010 primarily due to $13.1 million from higher production offset by a decrease of $2.8 million due to a lower average DD&A rate per unit.  The lower average DD&A rate per unit reflects the effect of our acquisitions of oil and natural gas properties in 2010.  Depreciation, depletion and amortization for the six months ended June 30, 2011 was $1.80 per Mcfe compared with $2.02 per Mcfe for the six months ended June 30, 2010.

General and administrative expenses for the six months ended June 30, 2011 totaled $15.7 million, an increase of $5.2 million compared with the six months ended June 30, 2010.  This increase is primarily the result of (i) $3.5 million of higher compensation costs primarily related to our equity–based compensation plans, (ii) $1.3 million of higher fees paid to EnerVest under the omnibus agreement due to an increase in operations from our acquisitions of oil and natural gas properties in 2010, and (iii) an overall increase in costs related to our significant growth.  General and administrative expenses were $0.79 per Mcfe in the six months ended June 30, 2011 compared with $0.83 per Mcfe in the six months ended June 30, 2010.

During the six months ended June 30, 2011, we incurred impairment charges of $6.7 million to write down oil and natural gas properties to their fair value.

During the six months ended June 30, 2011 and 2010, we recorded cash settlements of $23.1 million and $21.9 million, respectively, as realized gains on derivatives, net, as the contract prices for our derivatives exceeded the underlying market price for that period.  In June 2011, we also terminated three of our interest rate swaps and recorded a non–cash realized gain of $4.7 million, which represented the value of these interest rate swaps on the date of termination.  The terminated interest rate swaps were rolled over into three new interest rate swaps with a value of $5.2 million at inception.

Unrealized gains (losses) on derivatives, net represent the change in the fair value of our open derivatives during the period.  In the six months ended June 30, 2011, the fair value of our open derivatives decreased from a net asset of $103.9 million at December 31, 2010 to a net asset of $70.0 million at June 30, 2011.  In the six months ended June 30, 2010, the fair value of our open derivatives increased from a net asset of $93.1 million at December 31, 2009 to a net asset of $123.6 million at June 30, 2010.

Interest expense for the six months ended June 30, 2011 increased $7.9 million compared with the six months ended June 30, 2010 primarily due to an increase of $5.8 million from a higher weighted average long–term debt balance and an increase of $2.1 million due to a higher weighted average effective interest rate attributable to our 8% senior notes due 2019.

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

Long–term Debt

In April 2011, we replaced our existing $700.0 million credit facility with a $1.0 billion credit facility that expires in April 2016.  Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves.  As of June 30, 2011, the borrowing base was $600.0 million, and we had $187.5 million outstanding.

In March 2011, we issued $300.0 million in aggregate principal amount of 8.0% senior notes due 2019 and received net proceeds of approximately $291.6 million.  We used the net proceeds to repay indebtedness outstanding under our credit facility.  As of June 30, 2011, we had $300.0 million of notes outstanding.  These notes are recorded on our unaudited condensed consolidated balance sheet as $292.7 million, which is net of the unamortized discount of $7.3 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein.

Cash and Short–term Investments

At June 30, 2011, we had $26.4 million of cash and short–term investments, which included $22.0 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

At June 30, 2011, our open derivative contracts were in a net receivable position with a fair value of $70.0 million.  All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss.  As of June 30, 2011, all of our counterparties have performed pursuant to their commodity derivative contracts.

Cash Flows

Cash flows provided (used) by type of activity were as follows:

	Six Months Ended June 30,
	2011	2010
Operating activities	$80,130	$55,802
Investing activities	(25,681)	(151,468)
Financing activities	(51,184)	94,152

Operating Activities

Cash flows from operating activities were $80.1 million and $55.8 million in the six months ended June 30, 2011 and 2010, respectively.  The increase was primarily due to higher production and prices for oil and natural gas liquids, partially offset by higher operating expenses.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties.  During the six months ended June 30, 2011, we spent $1.0 million for the acquisition of oil and natural gas properties and $33.7 million for development of our oil and natural gas properties.  In addition, we received $4.1 million in final purchase price settlements, $2.8 million from settlements of derivatives acquired in our December 2010 acquisition of oil and natural gas properties and $1.2 million in proceeds from the sale of oil and natural gas properties.

During the six months ended June 30, 2010, we spent $147.8 million on the acquisitions of oil and natural gas properties and $8.2 million for the development of our oil and natural gas properties.  In addition, we received $4.5 million from the sales of oil and natural gas properties.

Financing Activities

During the six months ended June 30, 2011, we received net proceeds of $146.8 million from our public equity offering in March 2011, and we received contributions of $3.2 million from our general partner in order to maintain its 2% interest in us.  We also received net proceeds of $291.6 million from our debt offering in March 2011, after deducting offering expenses of $0.9 million.  We used the proceeds from these offerings to repay $431.5 million of borrowings outstanding under our credit facility.  In addition, we paid distributions of $56.0 million to holders of our common units and our general partner and $5.3 million in loan costs related to our new $1.0 billion credit facility.

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

We have entered into commodity contracts to hedge significant amounts of our anticipated oil, natural gas and natural gas liquids production through December 2015.  As of June 30, 2011, we have commodity contracts covering approximately 53% of our production attributable to our estimated net proved reserves from July 2011 through December 2015, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules.  Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts and basis swaps at June 30, 2011 was a net asset of $78.9 million.  A 10% change in oil, natural gas and natural gas liquids prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts and basis swaps of approximately $60 million.  Please see “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility also exposes us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates.  If interest rates on our facility increased by 1%, interest expense for the six months ended June 30, 2011 would have increased by approximately $1.8 million.  Please see “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business.  We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

10.1
Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein. (Incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

++101	Interactive Data Files

+	Filed herewith

++
Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: August 9, 2011	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1
Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein. (Incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

++101	Interactive Data Files

+  Filed herewith

++
Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.