Form 10-Q
period 2011-09-30
EV Energy Partners, LP
filed 2011-11-08
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
YES ☐ NO ☑

As of November 4, 2011, the registrant had 34,173,650 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except number of units)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,334	$23,127
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	34,383	27,742
Related party	3,718	–
Other	852	441
Derivative asset	80,285	55,100
Other current assets	1,468	1,158
Total current assets	138,040	107,568

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; September 30, 2011, $228,214; December 31, 2010, $176,897	1,342,636	1,324,240
Other property, net of accumulated depreciation and amortization; September 30, 2011, $663; December 31, 2010, $465	1,381	1,567
Long–term derivative asset	57,280	51,497
Other assets	15,035	1,885
Total assets	$1,554,372	$1,486,757

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Third party	$38,981	$20,678
Related party	–	182
Derivative liability	–	1,943
Total current liabilities	38,981	22,803

Asset retirement obligations	70,715	67,175
Long–term debt	505,351	619,000
Long–term liabilities	2,058	3,048
Long–term derivative liability	–	784

Commitments and contingencies

Owners’ equity:
Common unitholders – 34,173,650 units and 30,510,313 units issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	949,531	779,327
General partner interest	(12,264)	(5,380)
Total owners’ equity	937,267	773,947
Total liabilities and owners’ equity	$1,554,372	$1,486,757

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Operations
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Oil, natural gas and natural gas liquids revenues	$62,961	$40,527	$190,691	$118,554
Transportation and marketing–related revenues	1,428	1,498	4,313	4,552
Total revenues	64,389	42,025	195,004	123,106

Operating costs and expenses:
Lease operating expenses	19,284	12,640	54,595	38,941
Cost of purchased natural gas	1,072	1,132	3,242	3,447
Dry hole and exploration costs	768	235	1,612	235
Production taxes	2,645	1,876	8,415	5,676
Asset retirement obligations accretion expense	920	770	2,856	2,044
Depreciation, depletion and amortization	18,225	13,016	54,232	38,536
General and administrative expenses	8,126	6,014	23,851	16,563
Impairment of oil and natural gas properties	(48)	–	6,618	–
Gain on sale of oil and natural gas properties	–	(36,793)	–	(40,617)
Total operating costs and expenses	50,992	(1,110)	155,421	64,825

Operating income	13,397	43,135	39,583	58,281

Other income (expense), net:
Realized gains on derivatives, net	13,914	13,305	41,698	35,171
Unrealized gains on derivatives, net	68,845	4,064	33,212	34,566
Interest expense	(8,172)	(2,319)	(21,455)	(7,691)
Other (expense) income, net	(125)	61	108	454
Total other income, net	74,462	15,111	53,563	62,500

Income before income taxes	87,859	58,246	93,146	120,781
Income taxes	(51)	(111)	(164)	(242)
Net income	$87,808	$58,135	$92,982	$120,539
General partner’s interest in net income, including incentive distribution rights	$4,711	$3,764	$10,693	$9,600
Limited partners’ interest in net income	$83,097	$54,371	$82,289	$110,939

Net income per limited partner unit:
Basic	$2.42	$1.88	$2.46	$4.07
Diluted	$2.40	$1.87	$2.44	$4.06

Weighted average limited partner units outstanding:
Basic	34,317	28,935	33,445	27,257
Diluted	34,623	29,025	33,710	27,309

Distributions declared per unit	$0.762	$0.758	$2.283	$2.271

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Changes in Owners’ Equity
(In thousands, except number of units)
(Unaudited)

	Common Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2010	$779,327	$(5,380)	$773,947
Conversion of 80,534 vested phantom units	3,508	–	3,508
Proceeds from public equity offering, net of underwriters discount and offering costs of $333	146,775	–	146,775
Contributions from general partner	–	3,191	3,191
Distributions	(75,297)	(10,217)	(85,514)
Distribution related to acquisition	–	(1,717)	(1,717)
Equity–based compensation	4,095	–	4,095
Net income	91,123	1,859	92,982
Balance, September 30, 2011	$949,531	$(12,264)	$937,267

	Common Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2009	$548,160	$(729)	$547,431
Conversion of 84,842 vested phantom units	2,580	–	2,580
Proceeds from public equity offering, net of underwriters discount and offering costs of $277	204,688	–	204,688
Contributions from general partner	–	4,267	4,267
Distributions	(58,768)	(7,913)	(66,681)
Equity–based compensation	1,295	–	1,295
Net income	118,128	2,411	120,539
Balance, September 30, 2010	$816,083	$(1,964)	$814,119

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$92,982	$120,539
Adjustments to reconcile net income to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	2,856	2,044
Depreciation, depletion and amortization	54,232	38,536
Equity–based compensation cost	6,613	3,414
Impairment of oil and natural gas properties	6,618	–
Gain on sale of oil and natural gas properties	–	(40,617)
Noncash derivative activity	(37,893)	(34,566)
Amortization of discount on long–term debt	351	–
Amortization of deferred loan costs	914	413
Other, net	219	31
Changes in operating assets and liabilities:
Accounts receivable	(7,935)	(5,028)
Other current assets	(308)	2,514
Accounts payable and accrued liabilities	15,952	2,649
Long–term liabilities	–	(734)
Other, net	(600)	(229)
Net cash flows provided by operating activities	134,001	88,966

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(35,647)	(267,683)
Development of oil and natural gas properties	(52,936)	(16,219)
Deposit on acquisition of oil and natural gas properties	(7,700)	–
Proceeds from sale of oil and natural gas properties	9,666	25,120
Settlements from acquired derivatives	4,443	–
Net cash flows used in investing activities	(82,174)	(258,782)

Cash flows from financing activities:
Long–term debt borrowings	30,000	258,000
Repayment of long–term debt borrowings	(436,500)	(226,000)
Proceeds from debt offering	292,500	–
Loan costs incurred	(6,355)	(8)
Proceeds from public equity offering	147,108	204,965
Offering costs	(333)	(277)
Contributions from general partner	3,191	4,267
Distributions paid	(85,514)	(66,681)
Distribution related to acquisition	(1,717)	–
Net cash flows (used in) provided by financing activities	(57,620)	174,266

(Decrease) increase in cash and cash equivalents	(5,793)	4,450
Cash and cash equivalents – beginning of period	23,127	18,806
Cash and cash equivalents – end of period	$17,334	$23,256

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

In September 2011, we issued an additional 0.3 million performance units to certain employees and executive officers of EV Management and its affiliates.  These performance units vest 25% each year beginning in January 2012 subject to our common units achieving certain market prices.  We accounted for the performance units as equity awards.  We estimated the fair value of 0.1 million of the performance units using the Black–Scholes option pricing model and the remainder of the performance units using the Monte Carlo simulation model.

The following assumptions were used to estimate the weighted average fair value of the performance units:

Weighted average fair value of performance units	$64.07
Expected volatility	47.987%
Risk–free interest rate	0.56%
Expected quarterly distribution amount (1)	$0.762
Expected life (years)	2.69

(1)	The fair value of the performance units assumes that the expected quarterly distribution amount will increase by $0.001 over the term of the performance units.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In January 2011, the performance criterion was achieved with respect to the remaining 0.1 million performance units issued in March 2009.  In September 2011, the performance criterion was achieved with respect to 0.1 million of the performance units issued in September 2011.  These units will vest 25% each year beginning January 15, 2012.

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Liability awards	$1,069	$843	$2,518	$2,119
Equity awards	1,667	468	4,095	1,295
Total	$2,736	$1,311	$6,613	$3,414

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of September 30, 2011, total unrecognized compensation costs related to the unvested liability awards and equity awards and the period over which they are expected to be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Period (in years)
Liability awards	$3,777	1.3
Equity awards	31,769	3.2

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

In August 2011, we acquired oil and natural gas properties in the Appalachian Basin from certain institutional partnerships managed by EnerVest for $24.2 million, subject to customary purchase price adjustments.  As we acquired these oil and natural gas properties from institutional partnerships managed by EnerVest, we carried over the historical costs related to EnerVest’s interests and applied purchase accounting to the remaining interests acquired.  As a result, we recorded a deemed distribution of $1.7 million that represents the difference between the recognized fair values of the identifiable assets acquired and liabilities assumed and the amount paid for the acquisition.

In September 2011, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Barnett Shale.  We acquired a 31.02% proportional interest in these properties for $16.3 million, subject to customary purchase price adjustments.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The recognized fair values of the identifiable assets acquired and liabilities assumed in connection with these acquisitions are as follows:

Accounts receivable	$3,017
Other current assets	3
Proved oil and natural gas properties	32,435
Unproved oil and natural gas properties	2,166
Other property	12
Other assets	7
Accounts payable and accrued liabilities	(516)
Asset retirement obligations	(1,477)
$35,647

The amounts included in the table above for the August 2011 and September 2011 acquisitions represent preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed for these acquisitions.  We expect to finalize these fair values in the fourth quarter of 2011.

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

We have elected not to designate any of our derivatives as hedging instruments.  Accordingly, changes in the fair value of our derivatives are recorded immediately to operations as “Unrealized gains on derivatives, net” in our unaudited condensed consolidated statements of operations.

As of September 30, 2011, we had entered into oil commodity contracts with the following terms:

Period Covered	Hedged Volume (MBbls)	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Swaps – October 2011 through December 2011	120.2	$93.19	$		$
Collars – October 2011 through December 2011	118.3			105.66		156.16
Swaps – 2012	753.8	94.36
Collars – 2012	456.8			104.54		156.77
Swaps – 2013	1,113.1	86.40
Swaps – 2014	1,006.7	91.38

As of September 30, 2011, we had entered into natural gas commodity contracts with the following terms:

Period Covered	Hedged Volume (MmmBtus)	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Swaps – October 2011 through December 2011	4,185.3	$6.64	$		$
Collars – October 2011 through December 2011	1,665.3			7.54		9.90
Swaps – 2012	15,039.6	6.72
Collars – 2012	6,618.7			7.94		9.90
Swaps – 2013	19,454.5	5.74
Swaps – 2014	15,184.0	5.73
Swaps – 2015	15,147.5	5.97

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of September 30, 2011, we had entered into natural gas liquids commodity contracts with the following terms:

Period Covered	Hedged Volume (MBbls)	Weighted Average Fixed Price
Ethane (MBbls):
Swaps – October 2011 through December 2011	92.0	$19.79
Propane (MBbls):
Swap – October 2011 through December 2011	55.2	50.20

As of September 30, 2011, we had entered into natural gas basis swaps with the following terms:

Period Covered	Floating Index 1	Floating Index 2	Hedged Volume (MmmBtus)	Spread
October 2011 through December 2011	NYMEX	Dominion Appalachia	87.2	$0.1975
October 2011 through December 2011	NYMEX	Appalachia Columbia	23.8	0.1500

As of September 30, 2011, we had entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
October 2011 – July 2012	$90,000	1 Month LIBOR	4.157%
October 2011 – September 2012	40,000	1 Month LIBOR	2.145%
July 2012 – July 2015	110,000	1 Month LIBOR	3.315%

The fair value of these derivatives was as follows:

	Asset Derivatives		Liability Derivatives
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Commodity contracts	$148,506	$123,655	$16	$7,633
Interest rate swaps	–	–	10,925	12,152
Total fair value	148,506	123,655	10,941	19,785
Netting arrangements	(10,941)	(17,058)	(10,941)	(17,058)
Net recorded fair value	$137,565	$106,597	$–	$2,727

Location of derivatives in our unaudited condensed consolidated balance sheets:
Derivative asset	$80,285	$55,100	$–	$–
Long–term derivative asset	57,280	51,497	–	–
Derivative liability	–	–	–	1,943
Long–term derivative liability	–	–	–	784
	$137,565	$106,597	$–	$2,727

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the impact of derivatives and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Realized gains on derivatives, net:
Commodity contracts (1)	$15,022	$15,467	$42,092	$41,634
Interest rate swaps (2)	(1,108)	(2,162)	(394)	(6,463)
Total	$13,914	$13,305	$41,698	$35,171

Unrealized gains on derivatives, net:
Commodity contracts	$70,848	$4,258	$36,667	$36,959
Interest rate swaps (2)	(2,003)	(194)	(3,455)	(2,393)
Total	$68,845	$4,064	$33,212	$34,566

(1)
Realized gains for the three months and nine months ended September 30, 2011 include non–cash losses of $1.3 million and $4.2 million, respectively, related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives.

(2)	In June 2011, we terminated three of our interest rate swaps and reclassified the $4.7 million non–cash gain from “Unrealized gains on derivatives, net” to “Realized gains on derivatives, net.”

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using:
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Commodity contracts	$148,506	$–	$148,506	$–

Derivative liabilities:
Commodity contracts	$16	$–	$16	$–
Interest rate swaps	10,925	–	10,925	–
Total derivative liabilities	$10,941	$–	$10,941	$–

		Fair Value at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets:
Commodity contracts	$123,655	$–	$123,655	$–

Derivative liabilities:
Commodity contracts	$7,633	$–	$7,633	$–
Interest rate swaps	12,152	–	12,152	–
Total derivative liabilities	$19,785	$–	$19,785	$–

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.   These derivatives are indexed to active trading hubs for the underlying commodity and are commonly used in the energy industry and offered by a number of financial institutions and large energy companies.

As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2.  We value these derivatives based on observable market data for similar instruments.  This observable data includes the forward curves for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data.  Our estimates of fair value have been determined at discrete points in time based on relevant market data.  There were no changes in valuation techniques or related inputs in the three months ended September 30, 2011.

Nonrecurring Basis

In March 2011, in conjunction with the sale of oil and natural gas properties, we incurred impairment charges of $1.4 million as oil and natural gas properties with a net cost basis of $2.6 million were written down to their fair value of $1.2 million.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In June 2011, in conjunction with the sale of oil and natural gas properties, we incurred impairment charges of $5.2 million as oil and natural gas properties with a net cost basis of $13.7 million were written down to their fair value of $8.5 million.

Financial Instruments

The estimated fair values of our financial instruments have been determined at discrete points in time based on relevant market information.  Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, derivatives and long–term debt.  The carrying amounts of our financial instruments other than derivatives and long–term debt approximate fair value because of the short–term nature of the items.  Derivatives are recorded at fair value (see Note 4).  The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us.  As of September 30, 2011, the estimated fair value of our senior notes due 2019 was $288.0 million, which differs from the carrying value of $292.9 million.  The fair value of our senior notes due 2019 was estimated using quoted market prices based on trades of such debt as of September 30, 2011.

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

Balance as of December 31, 2010	$68,430
Liabilities incurred	1,981
Accretion expense	2,856
Revisions in estimated cash flows	3,085
Settlements and divestitures	(4,383)
Balance as of September 30, 2011	$71,969

As of both September 30, 2011 and December 31, 2010, $1.3 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

NOTE 7. LONG–TERM DEBT

Long–term debt consisted of the following:

	September 30, 2011	December 31, 2010
Credit facility	$212,500	$619,000
8.0% senior notes due 2019	300,000	–
Unamortized discount	(7,149)	–
Long–term debt	$505,351	$619,000

Credit Facility

As of September 30, 2011, we have a $1.0 billion credit facility that expires in April 2016.  Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries.  We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners.  We also may use up to $100.0 million of available borrowing capacity for letters of credit.  The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.25 to 1.0.  As of September 30, 2011, we were in compliance with these financial covenants.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.59% at September 30, 2011).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves.  As of September 30, 2011, the borrowing base under the facility was $600.0 million.  The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

8.0% Senior Notes due 2019

On March 22, 2011, we issued $300.0 million in aggregate principal amount of 8.0% senior unsecured notes due 2019 (the “Notes”) at an offering price equal to 100% of par.  The Notes were sold in a private placement to eligible purchasers in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

We received net proceeds of $291.5 million, after deducting the discount of $7.5 million and offering expenses of $1.0 million.  We used the net proceeds to repay indebtedness under our existing credit facility.  The discount and the offering expenses are being amortized over the life of the Notes.  The amortization is included in “Interest expense” in our unaudited condensed consolidated statements of operations.

The Notes were issued under an indenture dated March 22, 2011, (the “Indenture”), mature April 15, 2019, and bear interest at 8.0%.  Interest is payable semi–annually beginning October 15, 2011.  The Notes are general unsecured obligations and are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes.  Neither we nor Finance have independent assets or operations apart from the assets and operations of our subsidiaries.

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

 In connection with the issuance of the Notes, we and the initial purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to conduct a registered exchange offer for the Notes or cause to become effective a shelf registration statement providing for the resale of the Notes. The registration statement for the exchange offer became effective on September 23, 2011.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business.  We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements, and no amounts have been accrued at September 30, 2011 or December 31, 2010.

NOTE 9. OWNERS’ EQUITY

Units Outstanding

At September 30, 2011, owner’s equity consists of 34,173,650 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

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

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Cash Distributions

The following sets forth the distributions we paid during the nine months ended September 30, 2011:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 14, 2011	October 1, 2010 – December 31, 2010	$0.759	$26,477
May 13, 2011	January 1, 2011 – March 31, 2011	0.760	29,496
August 12, 2011	April 1, 2011 – June 30, 2011	0.761	29,541
			$85,514

On October 27, 2011, the board of directors of EV Management declared a $0.762 per unit distribution for the third quarter of 2011 on all common units.  The distribution of $29.6 million is to be paid on November 14, 2011 to unitholders of record at the close of business on November 7, 2011.

NOTE 10. NET INCOME PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income per limited partner unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$87,808	$58,135	$92,982	$120,539
Less:
Incentive distribution rights	(2,955)	(2,601)	(8,834)	(7,189)
General partner’s 2% interest in net income	(1,756)	(1,163)	(1,859)	(2,411)
Limited partners’ interest in net income	$83,097	$54,371	$82,289	$110,939

Weighted average limited partner units outstanding:
Common units	34,174	28,785	33,316	27,104
Performance units (1)	143	150	129	153
Denominator for basic net income per limited partner unit	34,317	28,935	33,445	27,257
Dilutive phantom units	306	90	265	52
Total	34,623	29,025	33,710	27,309

Net income per limited partner unit:
Basic	$2.42	$1.88	$2.46	$4.07
Diluted	$2.40	$1.87	$2.44	$4.06

(1)
Our earned but unvested performance units are considered to be participating securities for purposes of calculating our net income per limited partner unit and, accordingly, are included in the basic computation as such.

NOTE 11. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $2.8 million and $2.2 million in the three months ended September 30, 2011 and 2010, respectively, and $8.3 million and $6.5 million in the nine months ended September 30, 2011 and 2010, respectively, in monthly administrative fees for providing us general and administrative services.  These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis.  These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest.  We reimbursed EnerVest $3.7 million and $3.5 million in the three months ended September 30, 2011 and 2010, respectively, and $10.9 million and $9.1 million in the nine months ended September 30, 2011 and 2010, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties.  As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis.  These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations.  Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

NOTE 12. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows:

	Nine Months Ended September 30,
	2011	2010
Supplemental cash flows information:
Cash paid for interest	$6,753	$6,844
Cash paid for income taxes	265	245

Non–cash transactions:
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	8,642	3,134
Proceeds from sale of oil and natural gas properties in accounts receivable – other	–	19,311

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

No other new accounting pronouncements issued or effective during the nine months ended September 30, 2011 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 14. SUBSEQUENT EVENTS

In October 2011, the borrowing base under the facility was reaffirmed at $600.0 million.

In October 2011, we acquired additional oil and natural gas properties in the Appalachian Basin from certain institutional partnerships managed by EnerVest for $7.0 million, subject to customary purchase price adjustments.

In October 2011, we acquired oil and natural gas properties in the Mid–Continent area for $74.4 million, less the $7.7 million deposit that we made in September 2011.  The deposit is included in “Other assets” in our unaudited condensed consolidated balance sheet.  The purchase price is subject to customary purchase price adjustments.  The initial accounting for the preliminary estimates of the recognized fair values of the identifiable assets acquired and liabilities assumed in connection with this acquisition has not yet been completed.  The purchase price was funded with borrowings under our credit facility.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In November 2011, we, along with certain institutional partnerships managed by EnerVest, signed agreements with two unrelated companies to acquire additional oil and natural gas properties in the Barnett Shale.  We will acquire an approximate 31% interest in these properties for a combined $372.3 million.  The acquisitions are expected to close in December 2011, and are subject to customary closing conditions and purchase price adjustments.  These acquisitions will be funded with borrowings under our credit facility.

In November 2011, Chesapeake Energy Corporation announced that it had entered into a letter of intent with an undisclosed international major energy company for an industry joint venture through which the joint venture partner will acquire an undivided 25% interest in approximately 650,000 net acres in the Utica Shale play.  We estimate that we have approximately 4,000 net acres that will be subject to this transaction if consummated.

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

In March 2011, we issued $300.0 million in aggregate principal amount of 8.0% senior unsecured notes due 2019.  We received net proceeds of $291.5 million, after deducting the discount of $7.5 million and offering expenses of $1.0 million.  We used the net proceeds to repay indebtedness outstanding under our credit facility.

In April 2011, we entered into a second amended and restated $1.0 billion credit facility that expires in April 2016.  The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.25 to 1.0.  The borrowing base, which was initially set at $600.0 million, is subject to scheduled redeterminations every six months beginning October 1, 2011.  The borrowing base of $600.0 million was reaffirmed in October 2011.

In August 2011 and October 2011, we acquired oil and natural gas properties in the Appalachian Basin from certain institutional partnerships managed by EnerVest for a total of $31.2 million, subject to customary purchase price adjustments.

In September 2011, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Barnett Shale.  We acquired a 31.02% proportional interest in these properties for $16.3 million, subject to customary purchase price adjustments.

In November 2011, we acquired oil and natural gas properties in the Mid–Continent area for $74.4 million, less the $7.7 million deposit that we made in September 2011.  The purchase price is subject to customary purchase price adjustments.

In November 2011, we, along with certain institutional partnerships managed by EnerVest, signed agreements with two unrelated companies to acquire additional oil and natural gas properties in the Barnett Shale.  We will acquire an approximate 31% interest in these properties for a combined $372.3 million.  The acquisitions are expected to close in December 2011, and are subject to customary closing conditions and purchase price adjustments.

In November 2011, Chesapeake Energy Corporation announced that it had entered into a letter of intent with an undisclosed international major energy company for an industry joint venture through which the joint venture partner will acquire an undivided 25% interest in approximately 650,000 net acres in the Utica Shale play.  We estimate that we have approximately 4,000 net acres that will be subject to this transaction if consummated.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Production data:
Oil (MBbls)	207	179	656	477
Natural gas liquids (MBbls)	285	181	827	541
Natural gas (MMcf)	7,141	4,809	21,144	13,528
Net production (MMcfe)	10,091	6,973	30,043	19,638
Average sales price per unit:
Oil (Bbl)	$84.76	$71.11	$91.48	$72.75
Natural gas liquids (Bbl)	55.16	38.06	52.73	41.29
Natural gas (Mcf)	4.16	4.34	4.12	4.55
Mcfe	6.24	5.81	6.35	6.04
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.91	$1.81	$1.82	$1.98
Production taxes	0.26	0.27	0.28	0.29
Total	2.17	2.08	2.10	2.27
Asset retirement obligations accretion expense	0.09	0.11	0.10	0.10
Depreciation, depletion and amortization	1.81	1.87	1.81	1.96
General and administrative expenses	0.81	0.86	0.79	0.84

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

Net income for the three months ended September 30, 2011 was $87.8 million compared with $58.1 million for the three months ended September 30, 2010.  This improvement reflects (i) a $22.4 million increase in revenues due to increased production primarily from our acquisitions of oil and natural gas properties in 2010 and higher prices for oil and natural gas liquids, (ii) a $64.8 million increase in non–cash changes in the fair value of our derivatives and (iii) a $0.6 million increase in realized gains on derivatives, partially offset by (iv) a $15.4 million increase in operating expenses mainly related to the properties acquired in 2010, (v) a decrease of $36.8 million in gain on the sale of oil and natural gas properties in the three months ended September 30, 2010, and (vi) a $5.9 million increase in interest expense.

Oil, natural gas and natural gas liquids revenues for the three months ended September 30, 2011 totaled $63.0 million, an increase of $22.5 million compared with the three months ended September 30, 2010.  This increase was the result of $17.8 million related to increased production and $4.7 million related to higher prices for oil and natural gas liquids.

Lease operating expenses for the three months ended September 30, 2011 increased $6.6 million compared with the three months ended September 30, 2010 primarily as the result of $6.0 million related to our 2010 acquisitions and our expanded development drilling program and $0.6 million due to a higher unit cost per Mcfe.  Lease operating expenses per Mcfe were $1.91 in the three months ended September 30, 2011 compared with $1.81 in the three months ended September 30, 2010.

Dry hole and exploration costs for the three months ended September 30, 2011 increased $0.5 million compared with the three months ended September 30, 2010 primarily as a result of increased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for the three months ended September 30, 2011 increased $0.8 million compared with the three months ended September 30, 2010 primarily due to increased production.  Production taxes for the three months ended September 30, 2011 were $0.26 per Mcfe compared with $0.27 per Mcfe for the three months ended September 30, 2010.

Asset retirement obligations accretion expense for the three months ended September 30, 2011 increased $0.1 million compared with the three months ended September 30, 2010 primarily due to the oil and natural gas properties that we acquired in 2010.  Asset retirement obligations accretion expense for the three months ended September 30, 2011 was $0.09 per Mcfe compared with $0.11 per Mcfe for the three months ended September 30, 2010.

Depreciation, depletion and amortization for the three months ended September 30, 2011 increased $5.2 million compared with the three months ended September 30, 2010 primarily due to $5.6 million from higher production offset by a decrease of $0.4 million due to a lower average DD&A rate per unit.  The lower average DD&A rate per unit reflects the effect of our acquisitions of oil and natural gas properties in 2010.  Depreciation, depletion and amortization for the three months ended September 30, 2011 was $1.81 per Mcfe compared with $1.87 per Mcfe for the three months ended September 30, 2010.

General and administrative expenses for the three months ended September 30, 2011 totaled $8.1 million, an increase of $2.1 million compared with the three months ended September 30, 2010.  This increase is primarily the result of (i) $1.5 million of higher compensation costs primarily related to our equity–based compensation plans, (ii) $0.5 million of higher fees paid to EnerVest under the omnibus agreement due to an increase in operations from our acquisitions of oil and natural gas properties in 2010 and (iii) an overall increase in costs due to our significant growth partially offset by a $0.2 million decrease in acquisition due diligence costs.  General and administrative expenses were $0.81 per Mcfe in the three months ended September 30, 2011 compared with $0.86 per Mcfe in the three months ended September 30, 2010.

During the three months ended September 30, 2011 and 2010, we recorded cash settlements of $15.2 million and $13.3 million, respectively, as realized gains on derivatives, net, as the contract prices for our derivatives exceeded the underlying market price for that period.  Realized gains on derivatives, net for the three months ended September 30, 2011 also include non–cash losses of $1.3 million related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives.

Unrealized gains on derivatives, net represent the change in the fair value of our open derivatives during the period.  In the three months ended September 30, 2011, the fair value of our open derivatives increased from a net asset of $70.0 million at June 30, 2011 to a net asset of $137.6 million at September 30, 2011 primarily due to the decline in oil prices during the three months ended September 30, 2011.  Unrealized gains on derivatives, net for the three months ended September 30, 2011 exclude non–cash losses of $1.3 million related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives.  In the three months ended September 30, 2010, the fair value of our open derivatives increased from a net asset of $123.6 million at June 30, 2010 to a net asset of $127.6 million at September 30, 2010.

Interest expense for the three months ended September 30, 2011 increased $5.8 million compared with the three months ended September 30, 2010 primarily due to increases of $3.6 million from a higher weighted average long–term debt balance and $2.2 million due to a higher weighted average effective interest rate attributable to our 8% senior notes due 2019 issued March 2011.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

Net income for the nine months ended September 30, 2011 was $93.0 million compared with $120.5 million for the nine months ended September 30, 2010.  This change reflects (i) a $71.9 million increase in revenues due to increased production primarily from our acquisitions of oil and natural gas properties in 2010 and higher prices for oil and natural gas liquids and (ii) a $6.5 million increase in realized gains on derivatives, partially offset by (iii) a $1.4 million decrease in non–cash changes in the fair value of our derivatives, (iv) a $43.4 million increase in operating expenses mainly related to the properties acquired in 2010, (v) a $13.8 million increase in interest expense and (vi) an impairment loss of $6.6 million related to the write–down of oil and natural gas properties to their fair value (compared with a $40.6 million gain on the sale of oil and natural gas properties in the nine months ended September 30, 2010).

Oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2011 totaled $190.7 million, an increase of $72.1 million compared with the nine months ended September 30, 2010.  This increase was the result of $62.8 million related to increased production and $9.3 million related to higher prices for oil and natural gas liquids.

Lease operating expenses for the nine months ended September 30, 2011 increased $15.7 million compared with the nine months ended September 30, 2010 primarily as the result of $18.9 million related to our 2010 acquisitions and our expanded development drilling program partially offset by $1.0 million due to a lower unit cost per Mcfe for our December 2010 acquisition of oil and natural gas properties in the Barnett Shale and $2.3 million ($0.12 per Mcfe) of lease operating expenses in the nine months ended September 30, 2010 associated with oil in tanks acquired in the March 2010 acquisition that was sold in the nine months ended September 30, 2010.  Lease operating expenses per Mcfe were $1.82 in the nine months ended September 30, 2011 compared with $1.98 in the nine months ended September 30, 2010.

Dry hole and exploration costs for the nine months ended September 30, 2011 increased $1.4 million compared with the nine months ended September 30, 2010 primarily as a result of increased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin.

Production taxes for the nine months ended September 30, 2011 increased $2.7 million compared with the nine months ended September 30, 2010 primarily as the result of $2.9 million due to increased production partially offset by $0.2 million due to lower average realized prices for natural gas.  Production taxes for the nine months ended September 30, 2011 were $0.28 per Mcfe compared with $0.29 per Mcfe for the nine months ended September 30, 2010.

Asset retirement obligations accretion expense for the nine months ended September 30, 2011 increased $0.8 million compared with the nine months ended September 30, 2010 primarily due to the oil and natural gas properties that we acquired in 2010.  Asset retirement obligations accretion expense per Mcfe was $0.10 for both the nine months ended September 30, 2011 and the nine months ended September 30, 2010.

Depreciation, depletion and amortization for the nine months ended September 30, 2011 increased $15.7 million compared with the nine months ended September 30, 2010 primarily due to $18.8 million from higher production offset by a decrease of $2.9 million due to a lower average DD&A rate per unit.  The lower average DD&A rate per unit reflects the effect of our acquisitions of oil and natural gas properties in 2010.  Depreciation, depletion and amortization for the nine months ended September 30, 2011 was $1.81 per Mcfe compared with $1.96 per Mcfe for the nine months ended September 30, 2010.

General and administrative expenses for the nine months ended September 30, 2011 totaled $23.9 million, an increase of $7.3 million compared with the nine months ended September 30, 2010.  This increase is primarily the result of (i) $4.6 million of higher compensation costs primarily related to our equity–based compensation plans, (ii) $1.7 million of higher fees paid to EnerVest under the omnibus agreement due to an increase in operations from our acquisitions of oil and natural gas properties in 2010, and (iii) an overall increase in costs related to our significant growth.  General and administrative expenses were $0.79 per Mcfe in the nine months ended September 30, 2011 compared with $0.84 per Mcfe in the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, we incurred impairment charges of $6.6 million to write down oil and natural gas properties to their fair value.

During the nine months ended September 30, 2011 and 2010, we recorded cash settlements of $41.2 million and $35.2 million, respectively, as realized gains on derivatives, net, as the contract prices for our derivatives exceeded the underlying market price for that period.  Realized gains on derivatives, net for the nine months ended September 30, 2011 also include non–cash losses of $4.2 million related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives and a non–cash realized gain of $4.7 million related to the June 2011 termination of three of our interest rate swaps.  The $4.7 million represented the value of these interest rate swaps on the date of termination.  The terminated interest rate swaps were rolled over into three new interest rate swaps with a value of $5.2 million at inception.

Unrealized gains on derivatives, net represent the change in the fair value of our open derivatives during the period.  In the nine months ended September 30, 2011, the fair value of our open derivatives increased from a net asset of $103.9 million at December 31, 2010 to a net asset of $137.6 million at September 30, 2011 primarily due to the decline in oil prices during the nine months ended September 30, 2011.  Unrealized gains on derivatives, net for the nine months ended September 30, 2011 exclude non–cash losses of $1.3 million related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives and a non–cash realized gain of $4.7 million related to the June 2011 termination of three of our interest rate swaps.  In the nine months ended September 30, 2010, the fair value of our open derivatives increased from a net asset of $93.1 million at December 31, 2009 to a net asset of $127.6 million at September 30, 2010.

Interest expense for the nine months ended September 30, 2011 increased $13.8 million compared with the nine months ended September 30, 2010 primarily due to an increase of $9.5 million from a higher weighted average long–term debt balance and an increase of $4.3 million due to a higher weighted average effective interest rate attributable to our 8% senior notes due 2019 issued March 2011.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital have been issuances of equity and debt securities, borrowings under our credit facility and cash flows from operations.  Our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our partners and working capital needs.  For 2011, we believe that cash on hand and net cash flows generated from operations will be adequate to fund our capital budget and satisfy our short–term liquidity needs.  We may also utilize borrowings under our credit facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund our acquisitions and long–term liquidity needs.  Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

In the past we accessed the equity and debt markets to finance our significant acquisitions.  While we have been successful in accessing the public equity and debt markets earlier this year and the public equity markets in prior years, any disruptions in the financial markets may limit our ability to access the public equity or debt markets in the future.

Long–term Debt

As of September 30, 2011, we have a $1.0 billion credit facility that expires in April 2016.  Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves.  As of September 30, 2011, the borrowing base was $600.0 million, and we had $212.5 million outstanding.  The borrowing base of $600.0 million was reaffirmed in October 2011.  We expect that the borrowing base will be increased, and that the October 2011 acquisition and the acquisitions announced in November 2011 will be funded with borrowings under our credit facility.

In March 2011, we issued $300.0 million in aggregate principal amount of 8.0% senior notes due 2019 and received net proceeds of approximately $291.5 million.  We used the net proceeds to repay indebtedness outstanding under our credit facility.  These notes are recorded on our unaudited condensed consolidated balance sheet as $292.9 million, which is net of the unamortized discount of $7.1 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein.

Cash and Cash Equivalents

At September 30, 2011, we had $17.3 million of cash and cash equivalents, which included $12.3 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

At September 30, 2011, our open derivative contracts were in a net receivable position with a fair value of $137.6 million.  All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss.  As of September 30, 2011, all of our counterparties have performed pursuant to their commodity derivative contracts.

Cash Flows

Cash flows provided (used) by type of activity were as follows:

	Nine Months Ended September 30,
	2011	2010
Operating activities	$134,001	$88,966
Investing activities	(82,174)	(258,782)
Financing activities	(57,620)	174,266

Operating Activities

Cash flows from operating activities were $134.0 million and $89.0 million in the nine months ended September 30, 2011 and 2010, respectively.  The increase was primarily due to higher production and prices for oil and natural gas liquids, partially offset by higher operating expenses.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties.  During the nine months ended September 30, 2011, we spent $35.6 million for the acquisition of oil and natural gas properties, $52.9 million for development of our oil and natural gas properties and $7.7 million for a deposit on an acquisition of oil and natural gas properties.  In addition, we received $4.4 million from settlements of derivatives acquired in our December 2010 acquisition of oil and natural gas properties and $9.7 million in proceeds from the sales of oil and natural gas properties.

During the nine months ended September 30, 2010, we spent $267.7 million on the acquisitions of oil and natural gas properties and $16.2 million for the development of our oil and natural gas properties.  In addition, we received $25.1 million for the sales of oil and natural gas properties.

Financing Activities

During the nine months ended September 30, 2011, we received net proceeds of $146.8 million from our public equity offering in March 2011, and we received contributions of $3.2 million from our general partner in order to maintain its 2% interest in us.  We also received net proceeds of $291.5 million from our debt offering in March 2011, after deducting offering expenses of $1.0 million.  We used the proceeds from these offerings and cash flows from operations to repay $436.5 million of borrowings outstanding under our credit facility.  In addition, we borrowed $30.0 million under our credit facility, paid distributions of $85.5 million to holders of our common units and our general partner and paid $5.4 million in loan costs related to our new $1.0 billion credit facility.

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

We have entered into commodity contracts to hedge significant amounts of our anticipated oil, natural gas and natural gas liquids production through December 2015.  As of September 30, 2011, we have commodity contracts covering approximately 54% of our production attributable to our estimated net proved reserves from October 2011 through December 2015, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules.  Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts and basis swaps at September 30, 2011 was a net asset of $148.5 million.  A 10% change in oil, natural gas and natural gas liquids prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts and basis swaps of approximately $53.3 million.  Please see “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility also exposes us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates.  If interest rates on our facility increased by 1%, interest expense for the nine months ended September 30, 2011 would have increased by approximately $2.4 million.  Please see “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

EV Energy Partners, L.P.
(Registrant)

Date: November 8, 2011	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

++101	Interactive Data Files

+	Filed herewith

++
Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.