Form 10-K
period 2011-12-31
EV Energy Partners, LP
filed 2012-02-29
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

YES ☐ NO ☑

The aggregate market value of the common units held by non–affiliates at June 30, 2011 based on the closing price on the NASDAQ Global Market on June 30, 2011 was $1,732,236,663.

As of February 17, 2012, the registrant had 38,447,350 common units outstanding.

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

Development costs. Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to:

•	gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building, and relocating public roads, gas lines, and power lines, to the extent necessary in developing the proved reserves;

•	drill, fracture, stimulate and equip development wells, development-type stratigraphic test wells, and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly;

•	acquire, construct, and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices, production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems; and

•	provide improved recovery systems.

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

Mcfe. One thousand cubic feet of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids. The ratio of six Mcf of natural gas to one Bbl of oil or natural gas liquids is commonly used in the oil and natural gas business and represents the approximate energy equivalency of six Mcf of natural gas to one Bbl of oil or natural gas liquids, and does not represent the sales price equivalency of natural gas to oil or natural gas liquids. Currently, the sales price of one Bbl of oil or natural gas liquids is significantly higher than the sales price of six Mcf of natural gas.

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

PART I

ITEM 1. BUSINESS

Overview

EV Energy Partners, L.P. (“we,” “our,” “us” or the “Partnership”) is a publicly held Delaware limited partnership that engages in the acquisition, development and production of oil and natural gas properties. Our general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of our general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company. EV Management is a wholly owned subsidiary of EnerVest, Ltd. (“EnerVest”), a Texas limited partnership. EnerVest and its affiliates have a significant interest in us through their 71.25% ownership of EV Energy GP which, in turn, owns a 2% general partner interest in us and all of our incentive distribution rights (“IDRs”).

Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.” Our business activities are primarily conducted through wholly owned subsidiaries.

We operate in one reportable segment engaged in the acquisition, development and production of oil and natural gas properties. As of December 31, 2011, our properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the San Juan Basin, the Monroe Field in Northern Louisiana, the Permian Basin, Central and East Texas (which includes the Austin Chalk area), and Michigan.

We have grown our reserves and production substantially since the beginning of 2010. Since January 1, 2010, we have completed 12 acquisitions for an aggregate purchase price of $1.0 billion. The estimated net proved reserves at December 31, 2011 attributable to these acquisitions were 789 Bcfe, representing 69% of our December 31, 2011 net proved reserves on an Mcfe basis. These acquisitions also provided us a new core operating area in the Barnett Shale and significant growth in our Mid–Continent area and Appalachian Basin, including significant interests prospective for the Utica Shale in Ohio. These acquisitions increased the amount and percentage of our net proved reserves that are undeveloped, which will increase our capital expenditures to develop these reserves, primarily through drilling and completion activities.

Oil and natural gas reserve information is derived from our reserve report prepared by Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), our independent reserve engineers. All of our proved oil and natural gas reserves are located in the United States. The following table summarizes information about our proved oil and natural gas reserves by geographic region as of December 31, 2011:

	Estimated Net Proved Reserves
	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe	PV–10 (1) ($ in millions)

Barnett Shale	1.3	467.4	28.7	647.4	$623.4
Appalachian Basin	5.1	95.8	–	126.4	244.2
Mid–Continent area	3.5	51.1	1.5	81.2	159.0
San Juan Basin	1.3	40.2	3.5	68.6	86.6
Monroe Field	–	60.9	–	60.9	22.0
Permian Basin	0.7	20.2	5.0	54.1	104.9
Central and East Texas	3.2	28.1	2.2	60.9	148.7
Michigan	–	44.9	–	44.9	28.3
Total	15.1	808.6	40.9	1,144.4	$1,417.1

(1)	At December 31, 2011, our standardized measure of discounted future net cash flows was $1,406.1 million. Because we are a limited partnership, we made no provision for federal income taxes in the calculation of standardized measure; however, we made a provision for future obligations under the Texas gross margin tax. The present value of future net pre–tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum (“PV–10”), is a computation of the standardized measure of discounted future net cash flows on a pre–tax basis. PV–10 is computed on the same basis as standardized measure but does not include a provision for federal income taxes or the Texas gross margin tax. PV–10 is considered a non–GAAP financial measure under the regulations of the Securities and Exchange Commission (the “SEC”). We believe PV–10 to be an important measure for evaluating the relative significance of our oil and natural gas properties. We further believe investors and creditors may utilize our PV–10 as a basis for comparison of the relative size and value of our reserves to other companies. PV–10, however, is not a substitute for the standardized measure. Our PV–10 measure and the standardized measure do not purport to present the fair value of our oil and natural gas reserves.

The table below provides a reconciliation of PV–10 to the standardized measure at December 31, 2011 (dollars in millions):

PV–10	$1,417.1
Future Texas gross margin taxes, discounted at 10%	(11.0)
Standardized measure	$1,406.1

Developments in 2011

Acquisitions

On November 1, 2011, we acquired oil and natural gas properties in the Mid–Continent area for $74.3 million, subject to customary purchase price adjustments.

On December 1, 2011, we, along with certain institutional partnerships managed by EnerVest, acquired oil and natural gas properties in the Barnett Shale. We acquired a 31.02% proportional interest in these properties for $75.7 million, subject to customary purchase price adjustments.

On December 20, 2011, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Barnett Shale. We acquired a 31.63% proportional interest in these properties for $271.4 million, subject to customary purchase price adjustments.

In addition to the acquisitions described above, we also made the following smaller acquisitions:

•	we, along with certain institutional partnerships managed by EnerVest, acquired a proportional 31.02% interest in oil and natural gas properties in Barnett Shale for an aggregate purchase price of $17.3 million; and

•	we acquired oil and natural gas properties in the Appalachian Basin from certain institutional partnerships managed by EnerVest for $31.1 million, subject to customary purchase price adjustments.

Other

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

In April 2011, we entered into a second amended and restated $1.0 billion credit facility that expires in April 2016. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.25 to 1.0. The borrowing base is subject to scheduled redeterminations every six months beginning October 1, 2011. As of December 31, 2011, the borrowing base is $800.0 million.

In December 2011, EV Energy GP notified us that it had made an IDR reset election as defined in our partnership agreement. Under the IDR reset election, EV Energy GP relinquished its right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of our public offering. The minimum quarterly distribution was increased from $0.40 to $0.7615 and the levels at which the IDRs participate in distributions were reset at higher amounts based on current common unit distribution rates and a formula in the partnership agreement. In connection with the IDR reset election, EV Energy GP was issued 3.9 million Class B units. The IDR reset election became effective and the Class B units were issued on December 12, 2011. Each Class B unit will become convertible into one common unit at the election of the holder of the Class B units at any time after December 12, 2012. Under the terms of the partnership agreement, the IDR reset election does not affect EV Energy GP’s interest in us (which will remain at 2%), and EV Energy GP is not required to make an additional contribution in connection with the IDR reset election.

In December 2011, we entered into a Purchase and Sale Agreement and a Development Agreement with Total E&P USA, Inc. (“Total”), a subsidiary of Total S.A., and Chesapeake Energy Corporation (“Chesapeake”), whereby Total acquired an undivided 25% interest in approximately 619,000 net acres in the Utica Shale and agreed to fund certain future development costs.  Of this acreage, approximately 542,000 net acres were sold by Chesapeake, approximately 73,250 net acres were sold by institutional partnerships managed by EnerVest and approximately 3,750 net acres were sold by us.  We received $4.2 million in cash for our acres.  We continue to own working interests in these acres.  Our portion of future development costs to be carried by Total is $9.9 million, which we anticipate receiving by the end of 2014.  We also contributed $0.5 million for a 9% interest in an entity that will own the midstream infrastructure related to production primarily generated from the assets.

In 2011, we and certain institutional partnerships managed by EnerVest carved out 7.5% overriding royalty interests ("ORRI") from 315,000 net (419,000 gross) acres (the "Underlying Properties") in Ohio, which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership.  EnerVest is the general partner of this partnership.  The ORRI will entitle the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties.  We own a 48% limited partner interest in the partnership.

Developments in 2012

On February 7, 2012, we, along with certain institutional partnerships managed by EnerVest, had a second closing on the oil and natural gas properties in the Barnett Shale that we acquired in December 2011. We acquired a 31.63% proportional interest in these properties for $28.7 million, subject to customary purchase price adjustments.

In February 2012, we closed a public offering of 4.025 million common units at an offering price of $67.95 per common unit. We received net proceeds from this offering of $268.2 million, including a contribution of $5.4 million by our general partner to maintain its 2% interest in us. We expect to incur offering expenses of approximately $0.2 million. We used the net proceeds to repay indebtedness outstanding under our credit facility. As of February 17, 2012, indebtedness outstanding under our credit facility was $420.0 million.

Business Strategy

Our primary business objective is to manage our oil and natural gas properties for the purpose of generating cash flows and providing stability and growth of distributions per unit for the long–term benefit of our unitholders. To meet this objective, we intend to execute the following business strategies:

•	Pursue acquisitions of long–lived producing oil and natural gas properties with relatively low decline rates, predictable production profiles, and low– risk development opportunities

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

Our active acquisition efforts may involve our participation in auction processes, as well as situations in which we are the only party or one of a very limited number of potential buyers in negotiations with the potential seller. We finance acquisitions with a combination of cash flow from operations, borrowings under our senior secured credit facility and funds from equity and debt offerings. We also acquire interests in properties alongside the institutional partnerships managed by EnerVest, which has allowed us to participate in much larger acquisitions than would otherwise be available to us.

•	Reduce cash flow volatility and exposure to commodity price and interest rate risk through commodity price and interest rate derivatives

Changes in oil, natural gas and natural gas liquids prices may cause our revenues and cash flows to be volatile. We enter into various derivative contracts intended to achieve more predictable cash flow and to reduce our exposure to fluctuations in the prices of oil, natural gas and natural gas liquids. We currently maintain derivative contracts for a significant portion of our oil, natural gas and natural gas liquids production.

Our commodity derivatives are primarily in the form of swaps and collars that are designed to provide a fixed price (swaps) or range of prices between a price floor and a price ceiling (collars) that we will receive. Without the use of these commodity derivatives, we would be exposed to the full range of price fluctuations. In addition, we enter into interest rate swaps to minimize the effects of fluctuations in interest rates.

•	Maximize asset value and cash flow stability through our operating and technical expertise

We seek to maintain an inventory of drilling and development projects to maintain and grow our production from our capital development program. EnerVest operates properties representing approximately 93% of our estimated net proved reserves as of December 31, 2011. Our development program is focused on lower–risk, repeatable drilling opportunities to maintain and grow cash flow.

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

Since our initial public offering in 2006, we have financed approximately 60% of our $1.8 billion of oil and natural gas property acquisitions with free cash flow and the issuance of common units in public and private offerings. We seek to maintain sufficient liquidity not only for our operating positions but also to maintain flexibility in financing our acquisitions.

•	Pursue monetization alternatives for all or a portion of our working interest position in the Utica Shale

We hold a significant position of approximately 150,000 net working interest acres in Ohio that we believe may be prospective for the Utica Shale. During 2012, we intend to pursue alternatives for the sale or monetization of all or a portion of these net working interest acres.

Competitive Strengths

We believe that we are well positioned to achieve our primary business objective and to execute our strategies because of the following competitive strengths:

•	Geographically diversified asset base characterized by long–life reserves and predictable decline rates

We own a diversified portfolio of oil and natural gas properties, producing from multiple formations in eight producing basins with an average reserve life of 19 years. Our properties have well understood geologic features and relatively predictable production profiles.

•	Significant inventory of low–risk development opportunities

We have a significant inventory of development projects in our core areas of operation. At December 31, 2011, we had 1,800 identified gross drilling locations, of which approximately 1,000 were proved undeveloped drilling locations and the remainder were unproved drilling locations. In 2011, we drilled a total of 169 gross (32.3 net) wells with a 95% gross success rate. Our development program is focused on lower risk drilling opportunities to maintain and increase production.

•	Relationship with EnerVest

Our relationship with EnerVest provides us with a wide breadth of operational, financial, technical, risk management and other expertise across a broad geographical range, which assists us in evaluating acquisition and development opportunities. In addition, we believe that our relationship with EnerVest allows us to participate in much larger acquisitions than would otherwise be available to us.

•	Experienced management, operating and technical teams

Our executive officers and key employees have on average over 25 years of experience in the oil and natural gas industry and over ten years of experience acquiring and managing oil and natural gas properties for EnerVest partnerships.

•	Substantial hedging through 2015 at attractive average prices

By removing the price volatility from a significant portion of our production, we have mitigated, but not eliminated, the potential effects of changing commodity prices on our cash flow from operations for the hedged periods.

Our Relationship with EnerVest

Our general partner is EV Energy GP, and its general partner is EV Management, which is a wholly owned subsidiary of EnerVest. Through our omnibus agreement, EnerVest agrees to make available its personnel to permit us to carry on our business. We therefore benefit from the technical expertise of EnerVest, which we believe would generally not otherwise be available to a company of our size.

EnerVest’s principal business is to act as general partner or manager of EnerVest partnerships that were formed to acquire, explore, develop and produce oil and natural gas properties. A primary investment objective of the EnerVest partnerships is to make periodic cash distributions. EnerVest was formed in 1992, and has acquired for its own account and for the EnerVest partnerships oil and natural gas properties for a total purchase price of more than $6.0 billion, which includes over $1.8 billion related to our acquisitions of oil and natural gas properties. EnerVest acts as an operator of over 20,000 oil and natural gas wells in 12 states.

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

EnerVest currently operates properties representing 93% of our proved oil and gas reserves as of December 31, 2011. The EnerVest partnerships own interests in the oil and gas properties in which we own interests and which are operated by EnerVest. The properties are primarily located in the Barnett Shale, Central and East Texas and the Appalachian Basin, and these properties represent approximately 67% of our net proved reserves at December 31, 2011. The investment strategy of the EnerVest partnerships is to typically divest their properties in three to five years, while our strategy contemplates holding such properties for a longer term. If the EnerVest partnerships were to sell their interests in these properties to a person not affiliated with EnerVest, we may not have a sufficient working interest to cause EnerVest to remain operator of the property. The EnerVest partnerships are under no obligation to us with respect to their sale of the properties they own.

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

Our Areas of Operation

At December 31, 2011, our properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the San Juan Basin, the Monroe Field in Northern Louisiana, the Permian Basin, Central and East Texas (which includes the Austin Chalk area), and Michigan.

Barnett Shale

We, along with certain institutional partnerships managed by EnerVest, acquired our Barnett Shale properties in December 2010, June 2011, September 2011 and December 2011. The properties are primarily located in Denton, Parker, Tarrant and Wise counties in Northern Texas. Our portion of the estimated net proved reserves as of December 31, 2011 was 647.4 Bcfe, 72% of which is natural gas. During 2011, we drilled 35 gross wells, all of which were successfully completed. EnerVest operates wells representing 100% of our estimated net proved reserves in this area, and we own an average 29% working interest in 976 gross productive wells.

Appalachian Basin (including the Utica Shale)

We acquired our Appalachian Basin properties at our formation, and we acquired additional properties in the Appalachian Basin, primarily in West Virginia, in December 2007, September 2008, November 2009, March 2010, June 2010, August 2011 and October 2011. Our activities are concentrated in the Ohio and West Virginia areas of the Appalachian Basin. Our Ohio area properties are producing primarily from the Knox and Clinton formations and other Devonian age sands in 41 counties in Eastern Ohio and 11 counties in Western Pennsylvania. Our West Virginia area properties are producing primarily from the Balltown, Benson and Big Injun formations in 23 counties in North Central West Virginia. Our estimated net proved reserves as of December 31, 2011 were 126.4 Bcfe, 76% of which is natural gas. During 2011, we drilled 33 gross wells, 26 of which were successfully completed. EnerVest operates wells representing 92% of our estimated net proved reserves in this area, and we own an average 41% working interest in 8,670 gross productive wells.

Primarily through acquisitions completed in 2009 and 2010, we hold approximately 150,000 net working interest acres and an approximate 2% average ORRI in approximately 880,000 gross acres in the State of Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. The Utica Shale is an Ordovician-age shale that extends under much of the eastern United States. The most prospective area of the Utica Shale is in eastern Ohio, where it is located at depths ranging from 5,000 to 11,000 feet deep. The Point Pleasant carbonate member, located directly under the Utica Shale, is commonly included when referring to the Utica Shale. The Utica Shale is expected to have three separate areas that produce dry natural gas, wet natural gas (natural gas with natural gas liquids), and oil. Horizontal drilling and hydraulic fracturing are required to allow production of hydrocarbons at economic rates. The first commercial production from the Utica Shale in eastern Ohio was achieved in 2011, and industry drilling activity is increasing.

We and EnerVest have not completed, as operator, any wells targeting the Utica Shale, although we have participated in several wells drilled by others. At December 31, 2011, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area.

We do not expect to fully develop our Utica Shale properties for our account. In 2012, we plan to drill, with EnerVest as operator, between three and five gross wells targeting the Utica Shale, one of which we are currently drilling. During 2012, we intend to pursue alternatives for the monetization of all or a portion or our working interest acres related to the Utica Shale. Such monetization could take many forms, and we cannot at this time predict the type of transaction or transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our efforts to monetize the Utica Shale properties, it may take longer to complete a transaction than we expect, or we may decide not to monetize all or a portion of the Utica Shall properties on this time frame.

Mid–Continent Area

We acquired our Mid–Continent area properties in December 2006, August 2008, September 2008, September 2010 and November 2011. The properties are primarily located in 47 counties in Oklahoma, 17 counties in Texas, four parishes in North Louisiana, one county in Kansas and six counties in Arkansas. Our estimated net proved reserves as of December 31, 2011 were 81.2 Bcfe, 63% of which is natural gas. During 2011, we drilled 82 gross wells, all of which were successfully completed. EnerVest operates wells representing 33% of our estimated net proved reserves in this area, and we own an average 12% working interest in 1,864 gross productive wells.

San Juan Basin

We acquired our San Juan Basin properties in September 2008, July 2010 and December 2010. The properties are primarily located in Rio Arriba County, New Mexico and La Plata County in Colorado. Our estimated net proved reserves as of December 31, 2011 were 68.6 Bcfe, 59% of which is natural gas. During 2011, we drilled two gross wells, one of which was successfully completed. EnerVest operates wells representing 94% of our estimated net proved reserves in this area, and we own an average 71% working interest in 227 gross productive wells.

Monroe Field

We acquired our Monroe Field properties at our formation, and we acquired additional properties in the Monroe Field in March 2007. The properties are primarily located in two parishes in Northeast Louisiana. Our estimated net proved reserves as of December 31, 2011 were 60.9 Bcfe, 100% of which is natural gas. During 2011, we drilled one well, which was successfully completed. EnerVest operates wells representing 100% of our estimated net proved reserves in this area, and we own an average 100% working interest in 3,930 gross productive wells.

Permian Basin

We acquired our Permian Basin properties in October 2007. The properties are primarily located in the Yates, Seven Rivers, Queen, Morrow, Clear Fork and Wichita Albany formations in four counties in New Mexico and Texas. Our estimated net proved reserves as of December 31, 2011 were 54.1Bcfe, 37% of which is natural gas. During 2011, we did not drill any wells. EnerVest operates wells representing 99% of our estimated net proved reserves in this area, and we own an average 93% working interest in 160 gross productive wells.

Central and East Texas

We, along with certain institutional partnerships managed by EnerVest, acquired our Central and East Texas properties in June 2007, May 2008, August 2008, July 2009, September 2009 and October 2010. The properties produce primarily from the Austin Chalk formation and are located in 30 counties in Central and East Texas. Our portion of the estimated net proved reserves as of December 31, 2011 was 60.9 Bcfe, 46% of which is natural gas. During 2011, we drilled 16 gross wells, 15 of which were successfully completed. EnerVest operates wells representing 93% of our estimated net proved reserves in this area, and we own an average 12% working interest in 1,829 gross productive wells.

Michigan

We acquired our Michigan properties in January 2007, and we acquired additional properties in Michigan in August 2008. The properties are located in the Antrim Shale reservoir in Otsego and Montmorency counties in northern Michigan. Our estimated net proved reserves as of December 31, 2011 were 44.9 Bcfe, 100% of which is natural gas. During 2011, we did not drill any wells. EnerVest operates wells representing 99% of our estimated net proved reserves in this area, and we have an average 84% working interest in 370 gross productive wells.

Our Oil and Natural Gas Data

Our Reserves

The following table presents our estimated net proved oil and natural gas reserves at December 31, 2011:

	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe
Proved reserves:
Developed	11.7	557.4	25.4	779.7
Undeveloped	3.4	251.2	15.5	364.7
Total	15.1	808.6	40.9	1,144.4

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

All proved undeveloped locations conform to the SEC rules defining proved undeveloped locations. None of our proved undeveloped reserves as of December 31, 2011 have remained undeveloped for more than five years. We do not have any reserves that would be classified as synthetic oil or synthetic natural gas.

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

Our Proved Undeveloped Reserves

We annually review all proved undeveloped reserves (“PUDs”) to ensure an appropriate plan for development exists. We expect to convert our PUDs to proved developed reserves within five years of the date they are first booked as PUDs, except for 2.4% of our PUDs that require sidetracks of existing producing wells, in which case the development will occur when existing production ceases. At December 31, 2011, we had 364.7 Bcfe of PUDs compared with 239.3 Bcfe of PUDs at December 31, 2010. The increase in PUDs at December 31, 2011 compared with December 31, 2010 is primarily attributable to 154.8 Bcfe of PUDs from our 2011 acquisitions of oil and natural gas properties, partially offset by the conversion of 30.9 Bcfe, or approximately 13%, of PUDs to proved developed reserves. In 2011, we spent approximately $25.7 million related to the development of our PUDs.

Internal Controls Applicable to our Reserve Estimates

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

Our controls over reserve estimates included retaining Cawley Gillespie as our independent petroleum engineers. We provided information about our oil and natural gas properties, including production profiles, prices and costs, to Cawley Gillespie and they prepared their own estimates of our oil and natural gas reserves attributable to our properties. All of the information regarding reserves in this annual report on Form 10–K is derived from the report of Cawley Gillespie, which is included as an exhibit to this annual report on Form 10–K. The principal engineer at Cawley Gillespie responsible for preparing our reserve estimates is W. Todd Brooker, a Senior Vice President and Principal with Cawley Gillespie. Mr. Brooker is a licensed professional engineer in the state of Texas (license #83462) with over 20 years of experience in petroleum engineering.

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

Our Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2011. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have a working interest, regardless of our percentage interest. A net well is not a physical well, but is a concept that reflects the actual total working interest we hold in a given well. We compute the number of net wells we own by totaling the percentage interests we hold in all our gross wells.

Our wells may produce both oil and natural gas. We classify a well as an oil well if the net equivalent production of oil was greater than natural gas for the well.

	Gross Wells			Net Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Barnett Shale:
Operated	12	932	944	4	272	276
Non–operated	–	32	32	–	2	2
Appalachian Basin:
Operated	1,153	6,650	7,803	506	2,840	3,346
Non–operated	46	821	867	8	165	173
Mid–Continent area:
Operated	108	239	347	84	181	265
Non–operated	622	895	1,517	52	112	164
San Juan Basin:
Operated	20	143	163	20	138	158
Non–operated	16	48	64	1	9	10
Monroe Field:
Operated	–	3,930	3,930	–	3,930	3,930
Non–operated	–	–	–	–	–	–
Permian Basin
Operated	7	145	152	7	140	147
Non–operated	3	5	8	–	2	2
Central and East Texas:
Operated	686	797	1,483	157	111	268
Non–operated	17	329	346	1	15	16
Michigan:
Operated	–	345	345	–	309	309
Non–operated	–	25	25	–	8	8
Total (1)	2,690	15,336	18,026	840	8,234	9,074

(1)	In addition, we own small royalty interests in over 1,000 wells.

Our Developed and Undeveloped Acreage

The following table sets forth information relating to our leasehold acreage as of December 31, 2011:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Barnett Shale	94,230	26,571	19,213	5,307
Appalachian Basin	1,049,276	491,786	450,378	156,137
Mid–Continent area	395,456	112,161	29,873	8,599
San Juan Basin	102,591	35,574	43,857	34,342
Monroe Field (1)	6,169	6,169	172,163	147,484
Permian Basin	11,781	11,366	1,560	412
Central and East Texas	1,041,294	107,398	16,690	2,199
Michigan	27,457	25,822	–	–
Total	2,728,254	816,847	733,734	354,480

(1)	There are no spacing requirements on substantially all of the wells on our Monroe Field properties; therefore, one developed acre is assigned to each productive well for which there is no spacing unit assigned.

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

Production by Field

The following table sets forth our production for 2011 and 2010 from the Barnett Shale, which is the only field for which our estimated net proved reserves at December 31, 2011 attributable to the field represented 15% or more of our total estimated net proved reserves at December 31, 2011:

	Year Ended December 31,
	2011			2010
	Oil (MBbls)	Natural Gas (Mcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (Mcf)	Natural Gas Liquids (MBbls)

Barnett Shale (1)	12	6,812	411	–	38	–

(1)	We acquired our interests in the Barnett Shale in December 2010, June 2011, September 2011 and December 2011. Our production information includes production from the acquired interests in the Barnett Shale from the date of acquisition.

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

The following table summarizes our approximate gross and net interest in development wells completed by us during 2011, 2010 and 2009, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2011	2010	2009
Gross wells:
Productive	160.0	52.0	30.0
Dry	9.0	3.0	–
Total	169.0	55.0	30.0
Net wells:
Productive	29.9	7.9	6.1
Dry	2.4	1.2	–
Total	32.3	9.1	6.1

As of December 31, 2011, we were participating in the drilling of five gross (0.6 net) development wells.

We drilled 21 gross (6.9 net) exploratory wells in 2011, 14 of which were successfully completed as producers. We drilled three gross (0.3 net) exploratory wells in 2010, two of which were successfully completed as producers. We did not drill any exploratory wells in 2009.

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

Principal Customers, Marketing Arrangements and Delivery Commitments

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

In 2011, 2010 and 2009, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

We do not have any delivery commitments that are material to us.

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

Environmental, Health and Safety Matters and Regulation

Our operations are subject to stringent and complex federal, state and local laws and regulations that govern the protection of the environment as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•	require the installation of pollution control equipment in connection with operations;

•	place restrictions or regulations upon the use or disposal of the material utilized in on our operations;

•	restrict the types, quantities and concentrations of various substances that can be released into the environment or used in connection with drilling, production and transportation activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;

•	require remedial measures to mitigate pollution from former and ongoing operations, such as site restoration, pit closure and plugging of abandoned wells; and

•	require the expenditure of significant amounts in connection with worker health and safety.

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on our operating costs. In general, the oil and natural gas industry has recently been the subject of increased legislation and regulatory attention with respect to environmental matters.

The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous solid waste. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, we generate waste as a routine part of our operations that may be subject to RCRA. Although a substantial amount of the waste generated in our operations are regulated as non–hazardous solid waste rather than hazardous waste, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non–hazardous or exempt waste or categorize some non–hazardous or exempt waste as hazardous in the future. Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our results of operations and financial position.

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

Although CERCLA generally exempts “petroleum” from the definition of hazardous substance, in the course of our operations, we have generated and will generate wastes that may fall within CERCLA’s definition of hazardous substance and may have disposed of these wastes at disposal sites owned and operated by others. Comparable state statutes may not provide a comparable exemption for petroleum. We may also be the owner or operator of sites on which hazardous substances have been released. To our knowledge, neither we nor our predecessors have been designated as a PRP by the EPA under CERCLA; we also do not know of any prior owners or operators of our properties that are named as PRPs related to their ownership or operation of such properties. In the event contamination is discovered at a site on which we are or have been an owner or operator or to which we sent hazardous substances, we could be liable for the costs of investigation and remediation and natural resources damages.

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

Safe Drinking Water Act and Hydraulic Fracturing

Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing activities are typically regulated by state oil and gas commissions but not at the federal level, as the federal Safe Drinking Water Act expressly excludes regulation of these fracturing activities (except for fracturing activities involving the use of diesel). Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, there have been recent developments at the federal and state levels that could result in regulation of hydraulic fracturing becoming more stringent and costly. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with interim results of the study anticipated to be available by late 2012, and final results anticipated in 2014. In December 2011, the EPA also published an unrelated draft report concluding that hydraulic fracturing caused groundwater pollution in a natural gas field in Wyoming; this study remains subject to review and public comment.

In addition, a committee of the U.S. House of Representatives conducted an investigation of hydraulic fracturing practices. Moreover, legislation was introduced in prior sessions of Congress to provide for federal regulation of hydraulic fracturing by eliminating the current exemption in the Safe Drinking Water Act, and, further, to require disclosure of the chemicals used in the fracturing process, and similar legislation could be introduced in the current session of Congress that convened on January 3, 2011. Also, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example, New York has imposed a de facto moratorium on the issuance of permits for high-volume, horizontal hydraulic until state-administered environmental studies are finalized; the public comment period on the revised draft of the environmental impact closed on January 11, 2012, Further, Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed and Wyoming has adopted legislation requiring drilling operators conducting hydraulic fracturing activities in that state to publicly disclose the chemicals used in the fracturing process. If new laws or regulations imposing significant restrictions or conditions on hydraulic fracturing activities are adopted in areas where we conduct business, we could incur substantial compliance costs and such requirements could adversely delay or restrict our ability to conduct fracturing activities on our assets.

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

On July 28, 2011, the EPA proposed a rule to subject oil and natural gas operations to regulation under the New Source Performance Standards, or NSPS, and the National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs under the Clean Air Act, and to impose new and amended requirements under both programs. Under the proposal, the EPA would, among other things, amend standards applicable to natural gas processing plants and would expand the NSPS to include all oil and natural gas operations, imposing requirements on those operations. The EPA is also proposing NSPS standards for completions of hydraulically fracturing natural gas wells. The proposed standards include the reduced emission completion techniques. The NESHAPS proposal includes maximum achievable control technology, or MACT, standards for certain glycol dehydrators and storage vessels, and revises applicability provisions, alternative test protocols and the availability of the startup, shutdown and maintenance exemption. The EPA is under a court order to finalize the rules, with the current deadline of April 3, 2012. Should these rules become final and applicable to our operations, they could result in increased operating and compliance costs, increased regulatory burdens and delays in our operations.

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

Climate Change Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has been moving forward to regulate GHGs as pollutants under the CAA and has already adopted rules establishing GHG emission limits from motor vehicles beginning with the 2012 model year. As a result, the EPA, as of January 2, 2011, requires the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs in a multi-step process, with the largest sources first subject to permitting. Some states, regions and localities have adopted or have considered programs to address GHG emissions. In addition, both houses of Congress actively considered legislation to reduce emissions of greenhouse gases and many states have adopted or considered measures to establish GHG emissions reduction levels, often involving the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs would work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. Federal efforts at a cap and trade program appear to not be moving forward in Congress. Some members of Congress have publicly indicated an intention to introduce legislation to curb EPA’s regulatory authority over GHGs. Depending on the regulatory reach of new CAA legislation implementing regulations or new EPA and/or state, regional or local rules restricting the emission of GHGs, we could incur significant costs to control our emissions and comply with regulatory requirements. In addition, in October 2009, the EPA has adopted a mandatory GHG emissions reporting program which imposes reporting and monitoring requirements on various industries and in November 2010, expanded this GHG reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. Significant financial expenditures could be required to comply with the monitoring, recordkeeping and reporting requirements under the EPA's GHG reporting program.  We do not believe, however, that our compliance with applicable monitoring, recordkeeping and reporting requirements under GHG reporting program as recently amended will have a material adverse effect on our results of operations or financial position.

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

Endangered Species Act

The Endangered Species Act was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities that would harm the species or that would adversely affect that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We conduct operations on oil and natural gas leases that have species that are listed and species that could be listed as threatened or endangered under the act. The U.S. Fish and Wildlife Service designates the species’ protected habitat as part of the effort to protect the species. A protected habitat designation or the mere presence of threatened or endangered species could result in material restrictions to our use of the land and may materially delay or prohibit land access for oil and natural gas development. It also may adversely impact the value of the affected leases.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2011, 2010 and 2009. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2012 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact our business activities, financial condition, results of operations or ability to pay distributions to our unitholders.

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state, local and tribal authorities. Rules and regulations affecting the oil and natural gas industry are under constant review for amendment or expansion, frequently increasing the regulatory burden and the potential for financial sanctions for noncompliance. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

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

Drilling and Production

Statutes, rules and regulations affecting exploration and production undergo constant review and often are amended, expanded and reinterpreted, making the prediction of future costs or the impact of regulatory compliance to new laws and statute difficult. The regulatory burden on the oil and natural gas industry increases its cost of doing business and, consequently, affects its profitability. Our operations are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states and some counties and municipalities in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling, completing and operating wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	notice to surface owners and other third parties.

State and federal regulations are generally intended to prevent waste of oil and natural gas, protect correlative rights to produce oil and natural gas between owners in a common reservoir or formation, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and natural gas plants operated by other companies that provide midstream services to us are also subject to the jurisdiction of various federal, state and local authorities, which can affect our operations. State laws also regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. States in the Appalachian Basin have taken up consideration of forced pooling. Other states rely on voluntary pooling of lands and leases.

States generally impose a production, ad valorem or severance tax with respect to the production and sale of oil and natural gas within its jurisdiction. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation, but there can be no assurance they will not do so in the future.

In addition, many states and some tribal nations have enacted surface damage statutes (“SDAs”). These laws are designed to compensate for damage caused by oil and natural gas development operations. Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners/users. Most also contain bonding requirements and require specific payments to be made in connection with exploration and producing activities. Costs and delays associated with SDAs could impair operational effectiveness and increase development costs.

We do not control the availability of transportation and processing facilities used in the marketing of our production. For example, we may have to shut–in a productive natural gas well because of a lack of available natural gas gathering or transportation facilities.

If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various non–discrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management (the “BLM”), Bureau of ocean Energy Management, Bureau of Safety and Environmental Enforcement, Bureau of Indian Affairs, tribal or other appropriate federal, state and/or Indian tribal agencies.

The Mineral Leasing Act of 1920 (the “Mineral Act”) prohibits ownership of any direct or indirect interest in federal onshore oil and natural gas leases by a foreign citizen or a foreign entity except through equity ownership in an entity formed under the laws of the United States or of any U.S. State or territory, and only if the laws, customs, or regulations of their country of origin or domicile do not deny similar or like privileges to citizens or entities of the United States. If these restrictions are violated, the oil and natural gas lease can be canceled in a proceeding instituted by the United States Attorney General. We qualify as an entity formed under the laws of the United States or of any U.S. State or territory. Although the regulations promulgated and administered by the BLM pursuant to the Mineral Act provide for agency designations of non–reciprocal countries, there are presently no such designations in effect. It is possible that our unitholders may be citizens of foreign countries that are determined to be non–reciprocal countries under the Mineral Act. In such event, any federal onshore oil and natural gas leases held by us could be subject to cancellation based on such determination.

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

Hydraulic Fracturing

Our Barnett Shale and Utica Shale properties, and most of our other properties, are subject to hydraulic fracturing procedures as the process is required to economically develop the properties. The hydraulic fracturing process is integral to our drilling and completion costs in these areas and typically represent up to 60% of the total drilling/completion costs per well.

We diligently review best practices and industry standards, and comply with all regulatory requirements in the protection of these potable water sources. Protective practices include, but are not limited to, setting multiple strings of protection pipe across the potable water sources and cementing these pipes from setting depth to surface, continuously monitoring the hydraulic fracturing process in real time, and disposing of all non–commercially produced fluids in certified disposal wells at depths below the potable water sources.

In compliance with laws enacted in various states, we will disclose hydraulic fracturing data to the appropriate chemical registry. These laws generally require disclosure for each chemical ingredient that is subject to the requirements of OSHA regulations, as well as the total volume of water used in the hydraulic fracturing treatment.

There have not been any material incidents, citations or suits related to our hydraulic fracturing activities involving violations of environmental laws and regulations.

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

Insurance

In accordance with industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We currently have insurance policies that include coverage for control of well, general liability (includes sudden and accidental pollution), physical damage to our oil and gas natural properties, auto liability, worker's compensation and employer's liability, among other things.

Currently, we have general liability insurance coverage up to $1.0 million per occurrence, which includes sudden and accidental environmental liability coverage for the effects of pollution on third parties arising from our operations. Our insurance policies contain maximum policy limits and in most cases, deductibles that must be met prior to recovery. These insurance policies are subject to certain customary exclusions and limitations. In addition, we maintain $90.0 million in excess liability coverage, which is in addition to and triggered if the general liability per occurrence limit is reached.

We do not currently have any insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. However, we believe our general liability and excess liability insurance policies would cover third party claims related to hydraulic fracturing operations and associated legal expenses, in accordance with, and subject to, the terms of such policies.

We re–evaluate the purchase of insurance, coverage limits and deductibles annually. Future insurance coverage for the oil and natural gas industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable and we may elect to self–insure or maintain only catastrophic coverage for certain risks in the future.

Employees

EV Management, the general partner of our general partner, has six full time employees and two executive officers who spend a significant amount of their time on our operations. At December 31, 2011, EnerVest, the sole member of EV Management, had approximately 775 full–time employees, including over 65 geologists, engineers and land professionals. To carry out our operations, EnerVest employs the people who will provide direct support to our operations. None of these employees are covered by collective bargaining agreements. We consider EV Management’s relationship with its employees to be good, and EnerVest considers its relationship with its employees to be good.

Offices

We do not have any material owned or leased property (other than our interests in oil and gas properties). Under our omnibus agreement, EnerVest provides us office space for our executive officers and other employees at EnerVest’s offices in Houston, Texas.

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

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common and Class B units at the current distribution rate under our cash distribution policy.

In order to make our cash distributions at our current quarterly distribution rate of $0.763 per common and Class B unit, we will require available cash of approximately $32.9 million per quarter based on the common and Class B units outstanding as of February 17, 2012. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at this anticipated quarterly distribution rate under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Natural gas prices have declined substantially in the last year, and are expected to remain depressed for the foreseeable future. Approximately 71% of our production, on an Mcfe basis, is natural gas. Sustained depressed prices of natural gas will adversely affect our assets, development plans, results of operations and financial position, perhaps materially.

Natural gas prices have declined from $4.22 for the January 2011 NYMEX Henry Hub Futures contract settled December 29, 2010 to $3.08 for the January 2012 Henry Hub Futures contract settled December 28, 2011. The reduction in prices has been caused by many factors, including recent increases in natural gas production from non–conventional (shale) reserves, warmer than normal weather and high levels of natural gas in storage. We have hedged approximately 88% and 81% of our estimated natural gas production in 2012 and 2013, respectively, at prices higher than those currently prevailing. However, if prices for natural gas remain depressed for long periods, we may be required to write down the value of our oil and natural gas properties or revise our development plans, which may cause certain of our undeveloped well location to no longer be deemed proved. In addition, sustained low prices for natural gas will reduce the amounts we would otherwise have available to pay expenses, distribute to our unitholders and service our debt obligations.

If oil and natural gas prices remain depressed for a prolonged period, our cash flows from operations will decline and we may have to lower our distributions or may not be able to pay distributions at all and may be unable to service our debt obligations.

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

Low oil or natural gas prices will decrease our revenues, but may also reduce the amount of oil or natural gas that we can economically produce. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non–cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our credit facility, which may adversely affect our ability to make cash distributions to our unitholders and service our debt obligations.

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

We own interests in oil and natural gas properties in which partnerships managed by EnerVest also own interests, and we expect to make acquisitions of properties jointly with EverVest partnerships in the future. These properties are primarily in the Barnett Shale, Central and East Texas and the Appalachian Basin, and these properties represent approximately 67% of our estimated net proved reserves as of December 31, 2011. The EnerVest partnerships generally have an investment strategy to typically divest properties in three to five years, while our strategy is to hold properties for the longer term. We own less than a majority working interest in the properties in which the EnerVest partnerships also own an interest. If the EnerVest partnerships were to sell their interest in these properties to a person not affiliated with EnerVest, our working interest would not be large enough that we could control the selection of the operator and EnerVest may lose the ability to operate the properties on our behalf. Loss of operations would mean that EnerVest would no longer control decisions regarding the development and production of those properties, and any replacement operator could make decisions regarding development or production activities that make it difficult to implement our strategy.

We depend on EnerVest to provide us services necessary to operate our business. If EnerVest were unable or unwilling to provide these services, it would result disruption in our business which could have an adverse effect on our ability to make cash distributions to our unitholders and service our debt obligations.

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

During periods of falling commodity prices, such as in late 2008 and 2012, our hedge receivable positions increase, which increases our exposure. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

The adoption of derivatives legislation and regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

During 2010, the President signed into law the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Act”).  Among other things, the Act requires the Commodity Futures Trading Commission and the SEC to enact regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the over–the–counter market.  We cannot predict the content of these regulations or the effect that these regulations will have on our hedging activities.  Of particular concern, the Act does not explicitly exempt end users (such as us) from the requirements to use cleared exchanges, rather than hedging over–the–counter, and the requirements to post margin in connection with hedging activities.  If the regulations ultimately adopted require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, our hedging would become more expensive and we may decide to alter our hedging strategy.

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

Unless we replace the oil and natural gas reserves we produce, our revenues and production will decline, which would adversely affect our cash flows from operations and our ability to make distributions to our unitholders or service our debt obligations.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, production and acquisition of oil and natural gas reserves. As part of our exploration and development operations, we have expanded, and expect to further expand, the application of horizontal drilling and multi-stage hydraulic fracture stimulation techniques. The utilization of these techniques requires substantially greater capital expenditures as compared to the drilling of a vertical well, sometimes more than three times the cost. The incremental capital expenditures are the result of greater measured depths and additional hydraulic fracture stages in horizontal wellbores. These expenditures will be deducted from our revenues in determining our cash available for distribution. We intend to finance our future capital expenditures with cash flows from operations, borrowings under our credit facility and the issuance of debt and equity securities. The incurrence of debt will require that a portion of our cash flows from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Our cash flows from operations and access to capital are subject to a number of variables, including:

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

We will rely on development drilling to assist in maintaining our levels of production. If our development drilling is unsuccessful, our cash available for distributions and for servicing our debt obligations and financial condition will be adversely affected.

Part of our business strategy will focus on maintaining production levels by drilling development wells. Although we were successful in development drilling in the past, we cannot assure you that we will continue to maintain production levels through development drilling. Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to drill and complete wells. Additionally, seismic technology does not allow us to know conclusively, prior to drilling a well, that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and it is possible that we will make substantial expenditures on development drilling and not discover reserves in commercially viable quantities. These expenditures will reduce cash available for distribution to our unitholders and for servicing our debt obligations.

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

Properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against such liabilities, which could adversely affect our cash available for distribution and for servicing our debt obligations.

One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. Any future acquisition will require an assessment of recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental hazards, potential tax and ERISA liabilities, and other liabilities and similar factors. Ordinarily, our review efforts are focused on the higher valued properties and are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and potential problems, such as ground water contamination and other environmental conditions and deficiencies in the mechanical integrity of equipment are not necessarily observable even when an inspection is undertaken. Any unidentified problems could result in material liabilities and costs that negatively impact our financial conditions and results of operations and our ability to make cash distributions to our unitholders and service our debt obligations.

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

Our hedging activities could result in financial losses or could reduce our net income, which may adversely affect our ability to pay cash distributions to our unitholders and service our debt obligations.

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

We may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenue and our ability to pay distributions to our unitholders and service our debt obligations.

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

Our business is subject to operational risks that will not be fully insured, which, if they were to occur, could adversely affect our financial condition or results of operations and, as a result, our ability to pay distributions to our unitholders and service our debt obligations.

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

As is customary in the industry, we maintain insurance against some but not all of these risks. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business activities, financial condition, results of operations and ability to pay distributions to our unitholders and service our debt obligations.

Our financial condition and results of operations may be materially adversely affected if we incur costs and liabilities due to a failure to comply with environmental regulations or a release of hazardous substances into the environment.

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

We are subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration, production and transportation of oil and natural gas. While the cost of compliance with these laws has not been material to our operations in the past, the possibility exists that new laws, regulations or enforcement policies could be more stringent and significantly increase our compliance costs. If we are not able to recover the resulting costs through insurance or increased revenues, our ability to pay distributions to our unitholders and service our debt obligations could be adversely affected.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from dense rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing is typically regulated by state oil and natural gas commissions but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel. Moreover, the EPA issued proposed rules on July 28, 2011 that would subject oil and natural gas production activities to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs. Among other things, the NSPS requirements would include standards for reduced emission completions during hydraulic fracturing activities while the NESHAP requirements would include maximum achievable control technology (“MACT”) standards for certain glycol dehydrators and storage vessels at major sources of hazardous air pollutants. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the fracturing process. At the state level, some states, including Pennsylvania, Louisiana and Texas, where we operate, have adopted, and other states are considering adopting, requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

The marketability of our production will depend in part upon the availability and capacity of natural gas gathering systems, pipelines and other transportation facilities owned by third parties. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. The availability of markets are beyond our control. If market factors dramatically change, the impact on our revenues could be substantial and could adversely affect our ability to produce and market oil and natural gas, the value of our units and our ability to pay distributions on our units and service our debt obligations.

We may experience a temporary decline in revenues and production if we lose one of our significant customers.

To the extent any significant customer reduces the volume of its oil or natural gas purchases from us, we could experience a temporary interruption in sales of, or a lower price for, our oil and natural gas production and our revenues and cash available for distribution could decline which could adversely affect our ability to make cash distributions to our unitholders and service our debt obligations.

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

The amount of cash we have available for distribution to holders of our common and Class B units depends on our cash flows.

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

We have significant indebtedness under our credit facility and our 8% senior notes due 2019. Restrictions in our credit facility and our 8% senior notes due 2019 may limit our ability to make distributions to you and may limit our ability to capitalize on acquisitions and other business opportunities.

Our credit facility and 8% senior notes due 2019 contain covenants limiting our ability to make distributions, incur indebtedness, grant liens, make acquisitions, investments or dispositions and engage in transactions with affiliates, as well as containing covenants requiring us to maintain certain financial ratios and tests. In addition, the borrowing base under our facility is subject to periodic review by our lenders. Difficulties in the credit markets may cause the banks to be more restrictive when redetermining our borrowing base.

We may incur substantial debt in the future to enable us to maintain or increase our production levels and to otherwise pursue our business plan. This debt may restrict our ability to make distributions to our unitholders and service our debt obligations.

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

EnerVest owns and controls our general partner and EnCap owns a 23.75% limited partnership interest in our general partner. Conflicts of interest may arise between EnerVest, EnCap and their respective affiliates, including our general partner, on the one hand, and us, our unitholders and the holders of our debt obligations, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its owners over the interests of our unitholders and the holders of our debt obligations. These conflicts include, among others, the following situations:

•	we have acquired oil and natural gas properties from partnerships formed by EnerVest and partnerships and companies in which EnerVest and EnCap have an interest, and we may do so in the future;

•	neither our partnership agreement nor any other agreement requires EnerVest or EnCap to pursue a business strategy that favors us or to refer any business opportunity to us;

•	our general partner is allowed to take into account the interests of parties other than us, such as EnerVest and EnCap, in resolving conflicts of interest;

•	our general partner determines the amount and timing of our drilling program and related capital expenditures, asset purchases and sales, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders and used to service our debt obligations;

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Many of the directors and officers who have responsibility for our management have significant duties with, and will spend significant time serving, entities that compete with us in seeking out acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

In order to maintain and increase our levels of production, we will need to acquire oil and natural gas properties. Several of the officers and directors of EV Management, the general partner of our general partner, who have responsibilities for managing our operations and activities hold similar positions with other entities that are in the business of identifying and acquiring oil and natural gas properties. For example, Mr. Walker is Executive Chairman of EV Management and President and Chief Executive Officer of EnerVest, which is in the business of acquiring oil and natural gas properties and managing the EnerVest partnerships that are in that business. Mr. Houser, President and Chief Executive Officer and a director of EV Management, is also Executive Vice President and Chief Operating Officer of EnerVest. We cannot assure you that these conflicts will be resolved in our favor. Mr. Gary R. Petersen, a director of EV Management, is also a senior managing director of EnCap, which is in the business of investing in oil and natural gas companies with independent management which in turn is in the business of acquiring oil and natural gas properties. Mr. Petersen is also a director of several oil and natural gas producing entities that are in the business of acquiring oil and natural gas properties. The existing positions of these directors and officers may give rise to fiduciary obligations that are in conflict with fiduciary obligation owed to us. The EV Management officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that the opportunities are more appropriate for other entities which they serve and elect not to present them to us.

Neither EnerVest nor EnCap is limited in its ability to compete with us for acquisition or drilling opportunities. This could cause conflicts of interest and limit our ability to acquire additional assets or businesses which in turn could adversely affect our ability to replace reserves, results of operations and cash available for distribution to our unitholders and for servicing our debt obligations.

Neither our partnership agreement nor the omnibus agreement between EnerVest and us prohibits EnerVest, EnCap and their affiliates from owning assets or engaging in businesses that compete directly or indirectly with us. For instance, EnerVest, EnCap and their respective affiliates may acquire, develop or dispose of additional oil or natural gas properties or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets. Each of these entities is a large, established participant in the energy business, and each has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and accordingly cash available for distribution and for servicing our debt obligations.

Cost reimbursements due to our general partner and its affiliates for services provided may be substantial and will reduce our cash available for distribution to our unitholders and for servicing our debt obligations.

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

Our general partner may elect to cause us to issue Class B units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution righs without the approval of the conflicts committee or holders of our common units. This may result in lower distributions to holders of our common units in certain situations.

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

The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. EnerVest owns and controls our general partner, and as of February 17, 2012, officers and directors of EV Management owned an aggregate of 9.1% of our outstanding common and Class B units. Accordingly, it may be difficult for holders of our common units to remove our general partner.

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

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow our reserves and production and service our debt obligations.

Our partnership agreement provides that we will distribute all of our available cash to our unitholders each quarter. As a result, we will be dependent on the issuance of additional common units and other partnership securities and borrowings to finance our growth. A number of factors will affect our ability to issue securities and borrow money to finance growth, as well as the costs of such financings, including:

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

Current law may change so as to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity–level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity–level taxation through the imposition of state income, franchise and other forms of taxation. For example, in Texas, we are now subject to an entity level tax at a maximum effective rate of 0.7% on the portion of our income that is apportioned to Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to a unitholder.

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

ITEM 3. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2011.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.” At the close of business on February 21, 2012, based upon information received from our transfer agent and brokers and nominees, we had 165 common unitholders of record. This number does not include owners for whom common units may be held in “street” names.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for 2011 and 2010:

	Price Range
	High	Low	Cash Distribution per Common Unit (1)
2011:
First Quarter	$55.58	$39.20	$0.760
Second Quarter	59.95	47.58	0.761
Third Quarter	77.77	52.42	0.762
Fourth Quarter	77.96	59.93	0.763	(2)

2010:
First Quarter	$32.93	$27.24	$0.756
Second Quarter	34.95	21.24	0.757
Third Quarter	37.90	30.01	0.758
Fourth Quarter	40.24	35.04	0.759

(1)	Cash distributions are declared and paid in the following calendar quarter.

(2)	On January 20, 2012, the board of directors of EV Management declared a quarterly cash distribution for the fourth quarter of 2011 of $0.763 per common and Class B unit. The distribution was paid on February 14, 2012.

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

Our general partner is entitled to 2% of all quarterly distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate share of capital to us to maintain its 2% general partnership interest. When we issued common units in the past, our general partner contributed to us an amount of cash necessary to maintain its 2% interest.

Our general partner also holds IDRs that entitle it to receive increasing percentages, up to a maximum of 25%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of the minimum quarterly distribution rate per unit per quarter. The maximum distribution percentage of 25% includes distributions paid to our general partner on its 2% general partner interest and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution percentage of 25% does not include any distributions that our general partner may receive on common units that it owns. For additional information on our distributions, please see Note 12 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Our partnership agreement requires that we make distributions of available cash from operating surplus for any quarter in the following manner:

•	first, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and

•	thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages in the tables in the following section.

IDR Reset Election

In December 2011, our general partner notified us that it was making an IDR reset election as defined in our partnership agreement. Under the IDR reset election, our general partner relinquished its right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of our public offering. The minimum quarterly distribution was increased from $0.40 to $0.7615 and the levels at which the IDRs participate in distributions were reset at higher amounts based on current common unit distribution rates and a formula in the partnership agreement. In connection with the IDR reset election, our general partner was issued 3.9 million Class B units. The IDR reset election became effective and the Class B units were issued on December 12, 2011. Each Class B unit will become convertible into one common unit at the election of the holder of the Class B units at any time after December 12, 2012. Under the terms of the partnership agreement, the IDR reset election does not affect our general partner’s interest in us (which will remain at 2%), and our general partner is not required to make an additional contribution in connection with the IDR reset election.

Prior to the IDR reset election, our general partner was entitled to incentive distributions if the amount we distributed with respect to one quarter exceeded specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distributions Target Amount	Limited Partner	General Partner
Minimum quarterly distribution	$0.40	98%	2%
First target distribution	Up to $0.46	98%	2%
Second target distribution	Above $0.46, up to $0.50	85%	15%
Thereafter	Above $0.50	75%	25%

Subsequent to the IDR reset election, our general partner is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distributions Target Amount	Limited Partner	General Partner
Minimum quarterly distribution	$0.7615	98%	2%
First target distribution	Up to $0.875725	98%	2%
Second target distribution	Above $0.875725, up to $0.951875	85%	15%
Thereafter	Above $0.951875	75%	25%

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial data for the periods and as of the dates indicated. The selected financial data are derived from our audited financial statements. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

	Year Ended December 31,
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
Statement of Operations Data:
Revenues:
Oil, natural gas and natural gas liquids revenues	$256,370	$165,738	$114,066	$192,757	$89,422
Gain on derivatives, net	–	–	–	1,597	3,171
Transportation and marketing–related revenues	5,470	5,780	7,846	12,959	11,415
Total revenues	261,840	171,518	121,912	207,313	104,008

Operating costs and expenses:
Lease operating expenses	74,419	53,736	41,495	42,681	21,515
Cost of purchased natural gas	4,078	4,353	4,509	9,849	9,830
Dry hole and exploration costs	12,140	417	–	–	–
Production taxes	11,247	7,867	5,983	9,088	3,360
Asset retirement obligations accretion expense	3,914	3,153	2,035	1,434	814
Depreciation, depletion and amortization	74,723	55,221	52,048	38,032	19,759
General and administrative expenses	34,968	23,313	18,556	13,653	10,384
Impairment of oil and natural gas properties	11,037	–	–	–	–
Gain on sales of oil and natural gas properties	(4,017)	(40,656)	–	–	–
Total operating costs and expenses	222,509	107,404	124,626	114,737	65,662

Operating income (loss)	39,331	64,114	(2,714)	92,576	38,346

Other income (expense), net	63,664	42,222	4,372	133,144	(27,102)

Income before income taxes	102,995	106,336	1,658	225,720	11,244
Income taxes	(354)	(285)	(248)	(235)	(54)
Net income	$102,641	$106,051	$1,410	$225,485	$11,190
General partner’s interest in net income, including incentive distribution rights	$10,886	$11,938	$7,040	$8,847	$1,221
Limited partners’ interest in net income (loss)	$91,755	$94,113	$(5,630)	$216,638	$9,969
Net income (loss) per limited partner unit:
Basic	$2.71	$3.35	$(0.29)	$14.12	$0.77
Diluted	$2.68	$3.34	$(0.29)	$14.12	$0.77
Distributions declared per unit	$3.046	$3.03	$3.01	$2.82	$2.12

Financial Position (at end of period):
Working capital	$122,355	$84,765	$52,825	$94,817	$16,438
Total assets	2,003,224	1,486,757	907,705	979,995	607,541
Long–term debt	953,023	619,000	302,000	467,000	270,000
Owners’ equity	920,039	773,947	547,431	457,484	283,030

(1)	Includes the results of (i) the acquisition of oil and natural gas properties in the Barnett Shale in June 2011, September 2011 and December 2011, (ii) the acquisition of oil and natural gas properties in the Appalachian Basin in August 2011 and October 2011 and (iii) the acquisition of oil and natural gas properties in the Mid–Continent area in November 2011.

(2)	Includes the results of (i) the acquisition of oil and natural gas properties in the Appalachian Basin in March 2010 and June 2010, (ii) the acquisition of oil and natural gas properties in the Mid–Continent area in September 2010, (iii) the acquisition of oil and natural gas properties in the San Juan Basin in July 2010 and December 2010, (iii) the acquisition of oil and natural properties in Central and East Texas in October 2010 and (iv) the acquisition of oil and natural gas properties in the Barnett Shale in December 2010.

(3)	Includes the results of the acquisition of oil and natural gas properties in Central and East Texas in July 2009 and September 2009 and the acquisition of oil and natural gas properties in the Appalachian Basin in November 2009.

(4)	Includes the results of (i) the acquisition of oil properties in Central and East Texas in May 2008, August 2008 and September 2008, (ii) the acquisitions of oil and natural gas properties in Michigan in August 2008, (iii) the acquisition of oil and natural gas properties in the Mid–Continent area in August 2008, (iv) the acquisition of natural gas properties in the Appalachian Basin in September 2008 and (v) the acquisition of oil and natural gas properties in the San Juan Basin in September 2008.

(5)	Includes the results of (i) the acquisition of natural gas properties in Michigan in January 2007, (ii) the acquisition of natural gas properties in the Monroe Field in March 2007, (iii) the acquisition of oil and natural gas properties in Central and East Texas in June 2007, (iv) the acquisition of oil and natural gas properties in the Permian Basin in October 2007 and (v) the acquisition of oil and natural gas properties in the Appalachian Basin in December 2007.

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

As of December 31, 2011, our properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid-Continent area in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the San Juan Basin, the Monroe Field in Louisiana, the Permian Basin, Central and East Texas (which includes the Austin Chalk area), and Michigan. As of December 31, 2011, we had estimated net proved reserves of 15.1 MMBbls of oil, 808.6 Bcf of natural gas and 40.9 MMBbls of natural gas liquids, or 1,144.4 Bcfe, and a standardized measure of $1,406.1 million.

We have grown our reserves and production substantially since the beginning of 2010. Since January 1, 2010, we have completed 12 acquisitions for an aggregate purchase price of $1.0 billion. The estimated net proved reserves at December 31, 2011 attributable to these acquisitions were 789 Bcfe, representing 69% of our December 31, 2011 net proved reserves on an Mcfe basis. These acquisitions also provided us a new core operating area in the Barnett Shale and significant growth in our Mid–Continent area and Appalachian Basin, including significant interests prospective for the Utica Shale in Ohio. These acquisitions increased the amount and percentage of our net proved reserves that are undeveloped, which will increase our capital expenditures to develop these reserves, primarily through drilling and completion activities.

Developments in 2011

Acquisitions

On November 1, 2011, we acquired oil and natural gas properties in the Mid–Continent area for $74.3 million, subject to customary purchase price adjustments.

On December 1, 2011, we, along with certain institutional partnerships managed by EnerVest, acquired oil and natural gas properties in the Barnett Shale. We acquired a 31.02% proportional interest in these properties for $75.7 million, subject to customary purchase price adjustments.

On December 20, 2011, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Barnett Shale. We acquired a 31.63% proportional interest in these properties for $271.4 million, subject to customary purchase price adjustments.

In addition to the acquisitions described above, we also made the following smaller acquisitions:

•	we, along with certain institutional partnerships managed by EnerVest, acquired a proportional 31.02% interest in oil and natural gas properties in Barnett Shale for an aggregate purchase price of $17.3 million; and

•	we acquired oil and natural gas properties in the Appalachian Basin from certain institutional partnerships managed by EnerVest for $31.1 million, subject to customary purchase price adjustments.

Other

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

In April 2011, we entered into a second amended and restated $1.0 billion credit facility that expires in April 2016. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.25 to 1.0. The borrowing base is subject to scheduled redeterminations every six months beginning October 1, 2011. As of December 31, 2011, the borrowing base is $800.0 million.

In December 2011, EV Energy GP notified us that it had made an IDR reset election as defined in our partnership agreement. Under the IDR reset election, EV Energy GP relinquished its right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of our public offering. The minimum quarterly distribution was increased from $0.40 to $0.7615 and the levels at which the IDRs participate in distributions were reset at higher amounts based on current common unit distribution rates and a formula in the partnership agreement. In connection with the IDR reset election, EV Energy GP was issued 3.9 million Class B units. The IDR reset election became effective and the Class B units were issued on December 12, 2011. Each Class B unit will become convertible into one common unit at the election of the holder of the Class B units at any time after December 12, 2012. Under the terms of the partnership agreement, the IDR reset election does not affect EV Energy GP’s interest in us (which will remain at 2%), and EV Energy GP is not required to make an additional contribution in connection with the IDR reset election.

In December 2011, we entered into a Purchase and Sale Agreement and a Development Agreement with Total and Chesapeake, whereby Total acquired an undivided 25% interest in approximately 619,000 net acres in the Utica Shale and agreed to fund certain future development costs.  Of this acreage, approximately 542,000 net acres were sold by Chesapeake, approximately 73,250 net acres were sold by institutional partnerships managed by EnerVest and approximately 3,750 net acres were sold by us.  We received $4.2 million in cash for our acres.  We continue to own working interests in these acres.  Our portion of future development costs to be carried by Total is $9.9 million, which we anticipate receiving by the end of 2014.  We also contributed $0.5 million for a 9% interest in an entity that will own the midstream infrastructure related to production primarily generated from the assets.

In 2011, we and certain institutional partnerships managed by EnerVest carved out 7.5% ORRI from 315,000 net (419,000 gross) acres (the "Underlying Properties") in Ohio, which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership.  EnerVest is the general partner of this partnership.  The ORRI will entitle the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties.  We own a 48% limited partner interest in the partnership.

Developments in 2012

On February 7, 2012, we, along with certain institutional partnerships managed by EnerVest, had a second closing on the oil and natural gas properties in the Barnett Shale that we acquired in December 2011. We acquired a 31.63% proportional interest in these properties for $28.7 million, subject to customary purchase price adjustments.

In February 2012, we closed a public offering of 4.025 million common units at an offering price of $67.95 per common unit. We received net proceeds from this offering of approximately $268.2 million, including a contribution of $5.4 million by our general partner to maintain its 2% interest in us. We expect to incur offering expenses of approximately $0.2 million. We used the net proceeds to repay indebtedness outstanding under our credit facility. As of February 17, 2012, indebtedness outstanding under our credit facility was $420.0 million.

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

Current Low Natural Gas Prices

Natural gas prices have declined from $4.22 for the January 2011 NYMEX Henry Hub Futures contract settled December 29, 2010 to $3.08 for the January 2012 Henry Hub Futures contract settled December 28, 2011. The reduction in prices has been caused by many factors, including recent increases in natural gas production from non–conventional (shale) reserves, warmer than normal weather and high levels of natural gas in storage. Prices for oil and natural gas liquids, however, have not been similarly depressed.

We have hedged approximately 88% and 81% of our estimated natural gas production in 2012 and 2013, respectively, at prices higher than those currently prevailing. However, if prices for natural gas remain depressed for long periods, we may be required to write down the value of our oil and natural gas properties or revise our development plans, which may cause certain of our undeveloped well location to no longer be deemed proved. In addition, sustained low prices for natural gas will reduce the amounts we would otherwise have available to pay expenses, distribute to our unitholders and service our debt obligations.

If low natural gas prices continue for an extended period of time, we may be unable to hedge additional natural gas production for 2014 and future years at favorable prices. This could cause us to change our development plans for our natural gas properties and shut–in natural gas production, and may result in an impairment in the value of our natural gas properties, a reduction in the borrowing base under our credit facility and reduce our cash available for distribution and for servicing our indebtedness.

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

Accounting for Derivatives

We use derivatives to hedge against the variability in cash flows associated with the forecasted sale of our anticipated future oil, natural gas and natural gas liquids production. We generally hedge a substantial, but varying, portion of our anticipated oil and natural gas production for the next 12 – 48 months. We do not use derivatives for trading purposes. We have elected not to apply hedge accounting to our derivatives. Accordingly, we carry our derivatives at fair value on our consolidated balance sheet, with the changes in the fair value included in our consolidated statement of operations in the period in which the change occurs. Our current results of operations would potentially have been significantly different had we elected and qualified for hedge accounting on our derivatives.

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

Revenue Recognition

Oil, natural gas and natural gas liquids revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectibility of the revenue is reasonably assured. Virtually all of our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of oil, natural gas and natural gas liquids and prevailing supply and demand conditions, so that prices fluctuate to remain competitive with other available suppliers.

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

RESULTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Production data:
Oil (MBbls)	891	679	514
Natural gas liquids (MBbls)	1,096	728	768
Natural gas (MMcf)	29,247	19,486	16,519
Net production (MMcfe)	41,169	27,933	24,210
Average sales price per unit:
Oil (Bbl)	$91.72	$74.78	$56.17
Natural gas liquids (Bbl)	52.99	42.64	31.08
Natural gas (Mcf)	3.99	4.30	3.71
Mcfe	6.23	5.93	4.71
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.81	$1.92	$1.71
Production taxes	0.27	0.28	0.25
Total	2.08	2.20	1.96
Asset retirement obligations accretion expense	0.10	0.11	0.08
Depreciation, depletion and amortization	1.82	1.98	2.15
General and administrative expenses	0.85	0.83	0.77

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Net income for 2011 was $102.6 million compared with $106.1 million for 2010. This change reflects (i) a $90.3 million increase in revenues due to increased production primarily from our acquisitions of oil and natural gas properties in 2010 and 2011 and higher prices for oil and natural gas liquids, (ii) a $9.4 million increase in realized gains on derivatives, (iii) a $32.5 million increase in non–cash changes in the fair value of our derivatives, partially offset by (iv) a $55.7 million increase in operating expenses mainly related to the properties acquired in 2010 and 2011, (v) a $20.1 million increase in interest expense, (vi) impairments of $11.0 million related to the write–down of oil and natural gas properties to their fair value, (vii) a $11.7 million increase in dry hole and exploration costs, and (viii) $36.6 million of lower gains on the sales of oil and natural gas properties.

Oil, natural gas and natural gas liquids revenues for 2011 totaled $256.4 million, an increase of $90.6 million compared with 2010. This increase was the result of $77.8 million related to higher production, primarily from our 2010 and 2011 acquisitions, and $19.0 million related to higher realized prices for oil and natural gas liquids, offset by $6.2 million related to lower prices for natural gas.

Lease operating expenses for 2011 increased $20.7 million compared with 2010 as the result of $23.0 million related to our 2011 and 2010 acquisitions and our expanded development drilling program, partially offset by $2.3 million ($0.08 per Mcfe) of lease operating expenses in 2010 associated with oil in tanks acquired in the March 2010 acquisition that was sold in 2010. Lease operating expenses per Mcfe were $1.81 in 2011 compared with $1.92 in 2010. The decrease in the rate per Mcfe is attributable to the $0.08 associated with the oil in tanks and, to a lesser extent, lower per Mcfe costs from our 2011 and December 2010 acquisitions of oil and natural gas properties in the Barnett Shale.

Dry hole and exploration costs for 2011 increased $11.7 million compared with 2010 as a result of $9.2 million of dry hole costs, primarily related to wells in Central and East Texas and the San Juan Basin, and increased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin.

Production taxes for 2011, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, increased $3.4 million compared with 2010 as a result of $3.6 million due to increased production, partially offset by $0.2 million due to lower average realized prices for natural gas. Production taxes for 2011 were $0.27 per Mcfe compared with $0.28 per Mcfe for 2010.

Asset retirement obligations accretion expense for 2011 increased $0.8 million compared with 2010 due to the oil and natural gas properties that we acquired in 2010 and 2011. Asset retirement obligations accretion expense for 2011 was $0.10 per Mcfe compared with $0.11 per Mcfe for 2010.

Depreciation, depletion and amortization for 2011 increased $19.5 million compared with 2010 due to $24.0 million from higher production offset by a decrease of $4.5 million due to a lower average DD&A rate per unit. The lower average DD&A rate reflects the lower cost of reserves acquired in our acquisitions of Barnett Shale properties in 2011 and December 2010. Depreciation, depletion and amortization for 2011 was $1.82 per Mcfe compared with $1.98 per Mcfe for 2010.

General and administrative expenses for 2011 totaled $35.0 million, an increase of $11.7 million compared with 2010. This increase is primarily the result of (i) $6.6 million of higher compensation costs primarily related to our equity–based compensation, (ii) $2.1 million of higher fees paid to EnerVest under the omnibus agreement due to an increase in operations from our acquisitions of oil and natural gas properties in 2011 and 2010, (iii) $1.7 million of increased due diligence costs incurred in conjunction with our 2011 acquisitions, and (iv) an overall increase in third party professional fees and costs related to our significant growth. General and administrative expenses for 2011 were $0.85 per Mcfe compared with $0.83 per Mcfe for 2010.

In 2011, we incurred impairment charges of $11.0 million to write down oil and natural gas properties to their fair value. Of this amount, $10.4 million related to oil and natural gas properties that were written down to their fair values prior to being sold and $0.6 million related to leasehold impairments of unproved oil and natural gas properties.

In 2011, gain on sales of oil and natural gas properties of $4.0 million related to our contribution of approximately 3,750 net acres in the Utica Shale to a joint venture transaction with Total. We received $4.2 million in cash at closing and $9.9 million will be paid in the form of a drilling and completion cost carry, which we anticipate receiving by the end of 2014.

During 2011 and 2010, we recorded cash settlements of $59.0 million and $49.0 million, respectively, as realized gains on derivatives, net, as the contract prices for our derivatives exceeded the underlying market price for that period. Realized gains on derivatives, net for 2011 also exclude $5.3 million related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives and include $4.7 million related to the June 2011 termination of three of our interest rate swaps. The $4.7 million represented the value of these interest rate swaps on the date of termination. The terminated interest rate swaps were rolled over into three new interest rate swaps with a value of $5.2 million at inception.

Unrealized gains (losses) on derivatives, net represent the change in the fair value of our open derivatives during the period. In 2011, the fair value of our open derivatives increased from a net asset of $103.9 million at December 31, 2010 to a net asset of $138.8 million at December 31, 2011 due to the decline in natural gas prices in 2011 partially offset by the increase in oil prices during 2011. Included in the fair value at December 31, 2010 is a net receivable of $5.3 million related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives and a net payable of $4.7 million related to the June 2011 termination of three of our interest rate swaps. In 2010, the fair value of our open derivatives increased from a net asset of $93.1 million at December 31, 2009 to a net asset of $103.9 million at December 31, 2010, after giving effect to the $7.8 million of derivatives acquired in December 2010.

Interest expense for 2011 increased $20.1 million compared with 2010 due to an increase of $13.8 million from a higher weighted average long–term debt balance and an increase of $6.3 million due to a higher weighted average effective interest rate attributable to our 8% senior notes due 2019 issued March 2011.

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

Oil, natural gas and natural gas liquids revenues for 2010 totaled $165.7 million, an increase of $51.7 million compared with 2009. This increase was the result of $28.2 million related to higher prices for oil, natural gas liquids and natural gas and $23.5 million related to increased production.

Transportation and marketing–related revenues for 2010 decreased $2.1 million compared with 2009 primarily due to the recognition of deferred revenues of $1.8 million in 2009 from the production curtailments in the Monroe Field in 2008.

Lease operating expenses for 2010 increased $12.2 million compared with 2009 as the result of $6.9 million due to our expanded acquisition and development drilling program, $3.1 million due to generally higher service costs experienced in our industry and $2.3 million ($0.08 per Mcfe) associated with the sales of oil in tanks acquired in the March 2010 acquisition. Lease operating expenses per Mcfe were $1.92 in 2010 compared with $1.71 in 2009.

Production taxes for 2010, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, increased $1.9 million compared with 2009 as the result of $1.1 million due to increased production and $0.8 million due to higher prices for oil, natural gas and natural gas liquids. Production taxes for 2010 were $0.28 per Mcfe compared with $0.25 per Mcfe for 2009.

Asset retirement obligations accretion expense for 2010 increased $1.1 million compared with 2009 due to the oil and natural gas properties that we acquired in 2009 and 2010. Asset retirement obligations accretion expense for 2010 was $0.11 per Mcfe compared with $0.08 per Mcfe for 2009.

Depreciation, depletion and amortization for 2010 increased $3.2 million compared with 2009 due to $7.4 million from higher production offset by a decrease of $4.2 million due to a lower average DD&A rate per unit. The lower average DD&A rate reflects the effect of our acquisitions of oil and natural gas properties in 2010. Depreciation, depletion and amortization for 2010 was $1.98 per Mcfe compared with $2.15 per Mcfe for 2009.

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

Interest expense for 2010 decreased $1.9 million compared with 2009 due to a decrease of $2.6 million from lower weighted average borrowings outstanding under our credit facility offset by an increase of $0.7 million due to a higher weighted average effective interest rate in 2010 compared with 2009.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital have been issuances of equity and debt securities, borrowings under our credit facility and cash flows from operations. Our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our partners and working capital needs. For 2012, we believe that cash on hand and net cash flows generated from operations will be adequate to fund our capital budget and satisfy our short–term liquidity needs. We may also utilize borrowings under our credit facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund our acquisitions and long–term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

In the past we accessed the equity and debt markets to finance our significant acquisitions. While we have been successful in accessing the public equity and debt markets earlier this year and the public equity markets in prior years, any disruptions in the financial markets may limit our ability to access the public equity or debt markets in the future.

Long–term Debt

As of December 31, 2011, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of December 31, 2011, the borrowing base was $800.0 million, and we had $660.0 million outstanding. As of February 17, 2012, indebtedness outstanding under our facility was $420.0 million.

In March 2011, we issued $300.0 million in aggregate principal amount of 8.0% senior notes due 2019 and received net proceeds of approximately $291.5 million.  We used the net proceeds to repay indebtedness outstanding under our credit facility. These notes are recorded on our consolidated balance sheet as $293.0 million, which is net of the unamortized discount of $7.0 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 8. Financial Statements and Supplementary Data” contained herein.

Cash and Cash Equivalents

At December 31, 2011, we had $30.3 million of cash and cash equivalents, which included $24.1 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

At December 31, 2011, our open derivative contracts were in a net receivable position with a fair value of $138.8 million. All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of December 31, 2011, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided (used) by type of activity were as follows for the years ended December 31:

	2011	2010	2009
Operating activities	$167,212	$122,353	$109,525
Investing activities	(518,962)	(550,559)	(53,917)
Financing activities	358,935	432,527	(78,430)

Operating Activities

Cash flows from operating activities were $167.2 million and $122.4 million in 2011 and 2010, respectively. The increase was primarily due to higher production and prices for oil and natural gas liquids and increased realized gains on derivatives, partially offset by lower natural gas prices, higher operating expenses and interest expense.

Cash flows from operating activities provided $122.4 million and $109.5 million in 2010 and 2009, respectively. The increase was primarily due to higher production and prices for oil, natural gas and natural gas liquids, partially offset by lower realized gains on derivatives and higher operating expenses.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During 2011, we spent $463.6 million for the acquisition of oil and natural gas properties and $75.9 million for development of our oil and natural gas properties. In addition, we received $6.6 million from settlements of derivatives acquired in our December 2010 acquisition of oil and natural gas properties and $14.0 million in proceeds from the sales of oil and natural gas properties.

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

Financing Activities

During 2011, we received net proceeds of $146.8 million from our public equity offering in March 2011, and we received contributions of $3.2 million from our general partner in order to maintain its 2% interest in us. We also received net proceeds of $291.5 million from our debt offering in March 2011, after deducting offering expenses of $1.0 million. We used the proceeds from these offerings and cash flows from operations to repay $436.5 million of borrowings outstanding under our credit facility. In addition, we borrowed $477.5 million under our credit facility to finance our acquisitions, paid distributions of $115.1 million to holders of our common units and our general partner and paid $6.7 million in loan costs related to our new $1.0 billion credit facility.

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

Capital Requirements

In 2012, we currently expect spending for the development of our oil and natural gas properties to be between $140.0 million and $180.0 million. We also currently expect to make distributions of approximately $32.9 million per quarter to holders of our common and Class B units and general partner based on our current quarterly distribution rate of $0.763 per unit outstanding and our common and Class B units outstanding as of February 17, 2012. We expect to fund these amounts with cash on hand and net cash flows generated from operations.

We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisition of oil and natural gas properties in 2012 through the issuance of equity or debt securities.

Contractual Obligations

In the table below, we set forth our contractual cash obligations as of December 31, 2011. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. Amounts in the table represent obligations where both the timing and amount of payment streams are known.

	Payments Due by Period (amounts in thousands)
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Total debt	$960,000	$–	$–	$660,000	$300,000
Estimated interest payments (1)	251,648	41,688	83,376	71,584	55,000
Purchase obligation (2)	13,100	13,100	–	–	–
Total	$1,224,748	$54,788	$83,376	$731,584	$355,000

(1)	Amounts represent the expected cash payments for interest based on (i) the amount outstanding under our credit facility as of December 31, 2011 and the weighted average interest rate for 2011 of 2.68%, and (ii) our $300.0 million in aggregate principal amount of 8.0% senior notes due 2019. Such amounts do not include the effects of our interest rate swaps.

(2)	Amounts represent payments to be made under our omnibus agreement with EnerVest based on the amount that we pay as of December 31, 2011. This amount will increase or decrease as we purchase or divest assets. While these payments will continue for periods subsequent to December 31, 2012, no amounts are shown as they cannot be quantified.

Our asset retirement obligations are not included in the table above given the uncertainty regarding the actual timing of such expenditures. The total amount of our asset retirement obligations at December 31, 2011 is $93.2 million.

Off–Balance Sheet Arrangements

As of December 31, 2011, we had no off–balance sheet arrangements.

RECENT ACCOUNTING STANDARDS

Please see “Item 8. Financial Statements and supplementary Data”” contained herein for additional information.

FORWARD–LOOKING STATEMENTS

This Form 10–K contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “forward–looking statement”). These forward–looking statements relate to, among other things, the following:

•	our future financial and operating performance and results;

•	our business strategy and plans, including the Utica Shale;

•	our estimated net proved reserves, PV–10 value and standardized measure;

•	market prices;

•	our future derivative activities; and

•	our plans and forecasts.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial statements that arise in the normal course of business. We may enter into derivatives to manage or reduce market risk, but do not enter into derivatives for speculative purposes.

We do not designate these or future derivatives as hedges for accounting purposes. Accordingly, the changes in the fair value of these derivatives are recognized currently in earnings.

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

We have entered into commodity contracts to hedge significant amounts of our anticipated oil and natural gas production through December 2015. As of December 31, 2011, we have commodity contracts covering approximately 52% of our production attributable to our estimated net proved reserves through December 2015, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Subsequent to December 31, 2011, we entered into additional commodity contracts and now have commodity contracts covering approximately 57% of our production through 2015. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially. Please read the disclosures under “Our estimated oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in the “Risk Factors” section included in Item 1A.

The fair value of our oil and natural gas commodity contracts at December 31, 2011 was a net asset of $148.8 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts and basis swaps of approximately $66.7 million. Please see “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for 2011 would have increased by approximately $3.2 million. The fair value of our interest rate swaps at December 31, 2011 was a net liability of $10.0 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $4.0 million. Please see “Item 8. Financial Statements and supplementary Data” contained herein for additional information.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that EV Energy Partners, L.P.’s internal control over financial reporting was effective as of December 31, 2011.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2011 which is included in ”Item 8. Financial Statements and Supplementary Data” contained herein.

/s/ MARK A. HOUSER	/s/ MICHAEL E. MERCER
Mark A. Houser	Michael E. Mercer
Chief Executive Officer of EV Management, LLC,	Chief Financial Officer of EV Management, LLC,
general partner of EV Energy, GP, L.P.,	general partner of EV Energy GP, L.P.,
general partner of EV Energy Partners, L.P.	general partner of EV Energy Partners, L.P.

Houston, TX
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of EV Management, LLC

and Unitholders of EV Energy Partners, L.P. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of EV Energy Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in owners’ equity of the Partnership for each of the three years in the period ended December 31, 2011. We also have audited the Partnership's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting during 2009 for oil and natural gas reserves and disclosures.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

February 29, 2012

EV Energy Partners, L.P.

Consolidated Balance Sheets

(In thousands, except number of units)

	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$30,312	$23,127
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	36,926	27,742
Other	459	441
Derivative asset	81,772	55,100
Other current assets	3,084	1,158
Assets held for sale	6,597	–
Total current assets	159,150	107,568

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization;
December 31, 2011, $244,092; December 31, 2010, $176,897	1,768,529	1,324,240
Other property, net of accumulated depreciation and amortization; December 31, 2011, $447; December 31, 2010, $465	1,345	1,567
Long–term derivative asset	57,643	51,497
Other assets	16,557	1,885
Total assets	$2,003,224	$1,486,757

LIABILITIES AND OWNERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities:
Third party	$34,705	$20,678
Related party	870	182
Derivative liability	618	1,943
Liabilities held for sale	602	–
Total current liabilities	36,795	22,803

Asset retirement obligations	90,803	67,175
Long–term debt	953,023	619,000
Other long–term liabilities	2,564	3,048
Long–term derivative liability	–	784

Commitments and contingencies

Owners’ equity:
Common unitholders – 34,173,650 units and 30,510,313 units issued and outstanding as of December 31, 2011 and 2010, respectively	935,425	779,327
Class B unitholders – 3,873,357 units issued and outstanding as of December 31, 2011	232	–
General partner interest	(15,618)	(5,380)
Total owners’ equity	920,039	773,947
Total liabilities and owners’ equity	$2,003,224	$1,486,757

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Operations

(In thousands, except per unit data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Oil, natural gas and natural gas liquids revenues	$256,370	$165,738	$114,066
Transportation and marketing–related revenues	5,470	5,780	7,846
Total revenues	261,840	171,518	121,912

Operating costs and expenses:
Lease operating expenses	74,419	53,736	41,495
Cost of purchased natural gas	4,078	4,353	4,509
Dry hole and exploration costs	12,140	417	–
Production taxes	11,247	7,867	5,983
Asset retirement obligations accretion expense	3,914	3,153	2,035
Depreciation, depletion and amortization	74,723	55,221	52,048
General and administrative expenses	34,968	23,313	18,556
Impairment of oil and natural gas properties	11,037	–	–
Gain on sales of oil and natural gas properties	(4,017)	(40,656)	–
Total operating costs and expenses	222,509	107,404	124,626

Operating income (loss)	39,331	64,114	(2,714)

Other income (expense), net:
Realized gains on derivatives, net	58,402	49,042	68,984
Unrealized gains (losses) on derivatives, net	35,505	2,994	(51,665)
Interest expense	(30,568)	(10,442)	(12,321)
Other income (expense), net	325	628	(626)
Total other income, net	63,664	42,222	4,372

Income before income taxes	102,995	106,336	1,658

Income taxes	(354)	(285)	(248)

Net income	$102,641	$106,051	$1,410
General partner’s interest in net income, including incentive distribution rights	$10,886	$11,938	$7,040
Limited partners’ interest in net income (loss)	$91,755	$94,113	$(5,630)

Net income (loss) per limited partner unit:
Basic	$2.71	$3.35	$(0.29)
Diluted	$2.68	$3.34	$(0.29)

Weighted average limited partner units outstanding:
Basic	33,895	28,095	19,302
Diluted	34,183	28,162	19,302

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$102,641	$106,051	$1,410
Adjustments to reconcile net income to net cash flows provided by operating activities:
Dry hole costs	9,220	170	–
Asset retirement obligations accretion expense	3,914	3,153	2,035
Depreciation, depletion and amortization	74,723	55,221	52,048
Equity–based compensation	9,834	5,043	3,659
Impairment of oil and natural gas properties	11,037	–	–
Gain on sales of oil and natural gas properties	(4,017)	(40,656)	–
Noncash derivative activity	(40,187)	(2,994)	51,665
Amortization of discount on long–term debt	523	–	–
Amortization of deferred loan costs	1,348	564	799
Other	40	(169)	544
Changes in operating assets and liabilities:
Accounts receivable	(6,505)	(9,320)	3,955
Other current assets	(342)	2,215	214
Accounts payable and accrued liabilities	7,362	4,514	(2,126)
Deferred revenues	–	–	(4,120)
Long–term liabilities	–	(734)	–
Other, net	(2,379)	(705)	(558)
Net cash flows provided by operating activities	167,212	122,353	109,525

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(463,624)	(568,433)	(39,646)
Additions to oil and natural gas properties	(75,913)	(26,525)	(14,271)
Proceeds from sales of oil and natural gas properties	14,012	44,399	–
Settlements from acquired derivatives	6,563	–	–
Net cash flows used in investing activities	(518,962)	(550,559)	(53,917)

Cash flows from financing activities:
Long–term debt borrowings	477,500	543,000	20,000
Repayments of long–term debt borrowings	(436,500)	(226,000)	(185,000)
Proceeds from debt offering	292,500	–	–
Loan costs paid	(7,698)	(465)	(44)
Proceeds from public equity offerings	147,108	204,965	149,038
Offering costs	(347)	(306)	(484)
Contributions from general partner	3,191	4,267	3,077
Distributions paid	(115,101)	(92,934)	(65,017)
Distribution related to acquisition	(1,718)	–	–
Net cash flows provided by (used in) financing activities	358,935	432,527	(78,430)

Increase (decrease) in cash and cash equivalents	7,185	4,321	(22,822)
Cash and cash equivalents – beginning of period	23,127	18,806	41,628
Cash and cash equivalents – end of period	$30,312	$23,127	$18,806

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Changes in Owners’ Equity

(In thousands)

				General	Total
	Common	Class B	Subordinated	Partner	Owners’
	Unitholders	Unitholders	Unitholders	Interest	Equity
Balance, December 31, 2008	$432,031	$–	$21,618	$3,835	$457,484
Conversion of 103,409 vested phantom units	1,706	–	–	–	1,706
Proceeds from public equity offerings, net of offering costs of $484	148,554	–	–	–	148,554
Contributions from general partner	–	–	–	3,077	3,077
Distributions	(48,016)	–	(9,331)	(7,670)	(65,017)
Equity–based compensation	217	–	–	–	217
Conversion of subordinated units	13,176	–	(13,176)	–	–
Net income	492	–	889	29	1,410
Balance, December 31, 2009	548,160	–	–	(729)	547,431
Conversion of 84,842 vested phantom units	2,580	–	–	–	2,580
Proceeds from public equity offerings, net of offering costs of $306	204,659	–	–	–	204,659
Contributions from general partner	–	–	–	4,267	4,267
Distributions	(81,895)	–	–	(11,039)	(92,934)
Equity–based compensation	1,893	–	–	–	1,893
Net income	103,930	–	–	2,121	106,051
Balance, December 31, 2010	779,327	–	–	(5,380)	773,947
Conversion of 80,534 vested phantom units	3,508	–	–	–	3,508
Issuance of 3,873,357 Class B units	–	–	–	–	–
Proceeds from public equity offering, net of offering costs of $347	146,761	–	–	–	146,761
Contributions from general partner	–	–	–	3,191	3,191
Distributions	(101,337)	–	–	(13,764)	(115,101)
Distribution related to acquisition	–	–	–	(1,718)	(1,718)
Equity–based compensation	6,810	–	–	–	6,810
Net income	100,356	232	–	2,053	102,641
Balance, December 31, 2011	$935,425	$232	$–	$(15,618)	$920,039

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

As of December 31, 2011 and 2010, we did not have any reserves for doubtful accounts, and we did not incur any expense related to bad debts. We do not have any off–balance sheet credit exposure related to our customers.

Property and Depreciation

Our oil and natural gas producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Capitalized costs associated with unproved properties totaled $53.7 million and $7.3 million as of December 31, 2011 and December 31, 2010, respectively. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain non–producing leasehold costs are expensed as incurred. For the years ended December 31, 2011 and 2010, we recorded dry hole and exploration costs of $12.1 and $0.4 million, respectively. We recorded no dry hole and exploration costs in the year ended December 31, 2009.

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

Impairment of Long–Lived Assets

We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. For the year ended December 31, 2011, we recorded impairment charges of $10.4 million related to proved oil and natural gas properties as the carrying amounts of such properties were determined not to be recoverable (see Note 7). For the years ended December 31, 2010 and 2009, we recorded no impairment charges related to proved oil and natural gas properties as the carrying amounts of such properties were determined to be recoverable.

Unproved oil and natural gas properties are assessed periodically on a property–by–property basis, and any impairment in value is recognized. For the year ended December 31, 2011, we recorded leasehold impairment charges of $0.6 million related to unproved oil and natural gas properties. For the years ended December 31, 2010 and 2009, we recorded no impairment charges related to unproved oil and natural gas properties.

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

Revenue Recognition

Oil, natural gas and natural gas liquids revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no significant gas imbalances at December 31, 2011 or 2010.

We own and operate a network of natural gas gathering systems in the Monroe field in Northern Louisiana which gather and transport owned natural gas and a small amount of third party natural gas to intrastate, interstate and local distribution pipelines. Natural gas gathering and transportation revenue is recognized when the natural gas has been delivered to a custody transfer point.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

In 2011, 2010 and 2009, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010–03, Extractive Activities – Oil and Gas (Topic 932), to align the oil and natural gas reserve estimation and disclosure requirements of Topic 932 with the Securities and Exchange Commission’s final rule, Modernization of Oil and Gas Reporting. ASU No. 2010–03 was effective for annual reporting periods ending on or after December 31, 2009. We adopted the provisions of ASU 2010–03 in our consolidated financial statements beginning in the year ended December 31, 2009 (see Notes 17 and 18).

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

In May 2011, the FASB issued ASU No. 2011–04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement, and has resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The provisions of ASU 2011–04 are applicable to interim and annual reporting periods subsequent to December 15, 2011. The adoption of ASU 2011–04 did not impact our operating results, financial position or cash flows, but did impact our disclosures on fair value measurements (see Note 7).

In December 2011, the FASB issued ASU No. 2011–11, Disclosures about Offsetting Assets and Liabilities. This ASU affect all entities that have financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011–11 requires an entity to disclose information about offsetting and related arrangements to enable user of its financial statements to understand the effect of those arrangements on its financial position. The provisions of ASU 2011–11 are applicable to annual reporting periods beginning on or after January 1, 2011 and interim periods within those annual periods. We have not yet determined the impact of this ASU on our consolidated financial statements.

No other new accounting pronouncements issued or effective during the year ended December 31, 2011 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 3. EQUITY–BASED COMPENSATION

EV Management has a long–term incentive plan (the “Plan”) for employees, consultants and directors of EV Management and its affiliates who perform services for us. The Plan, as amended, allows for the award of unit options, phantom units, performance units, restricted units and deferred equity rights. As of December 31, 2011, the aggregate amount of our common units that may be awarded under the plan was 4.5 million units. Unless earlier terminated by us or unless all units available under the Plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016. The compensation committee of the board of directors administers the Plan.

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

Activity related to these phantom units is as follows:

Nonvested phantom units as of December 31, 2010	164,434
Vested	(80,534)
Forfeited	(2,000)
Nonvested phantom units as of December 31, 2011	81,900

The total fair value of the phantom units vested in the years ended December 31, 2011, 2010 and 2009 was $3.5 million, $3.3 million and $1.7 million, respectively.

We recognized compensation cost related to these phantom units of $3.0 million, $3.1 million and $3.4 million in the years ended December 31, 2011, 2010 and 2009, respectively. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2011, there was $2.8 million of total unrecognized compensation cost related to these unvested phantom units which is expected to be recognized over a weighted average period of 1.0 year.

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

We estimated the fair value of these phantom units using the Black–Scholes option pricing model. The following assumptions were used to estimate the weighted average fair value of these phantom units for the years ended December 31:

	2011	2010	2009
Weighted average fair value of phantom units	$63.87	$37.15	$28.68
Expected volatility	36.803%	48.042%	57.016%
Risk–free interest rate	0.40%	1.05%	1.16%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.0	4.0	4.1

We calculated estimated volatility using historical daily prices for two years prior to the grant date. The risk–free interest rate was based on U.S. Treasury yield curves. The dividend yield is not taken into account as recipients are entitled to receive all distributions underlying the phantom units.

Activity related to these phantom units is as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Phantom	per Phantom
	Units	Unit
Nonvested phantom units as of December 31, 2010	580,700	$33.95
Granted	240,045	63.87
Vested	(70,610)	29.64
Forfeited	(11,450)	34.22
Nonvested phantom units as of December 31, 2011	738,685	$44.07

The total grant date fair value of the phantom units vested in the year ended December 31, 2011 was $2.1 million.

We recognized compensation cost related to these phantom units of $4.9 million, $1.7 million and $0.1 million in the years ended December 31, 2011, 2010 and 2009. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

As of December 31, 2011, there was $27.0 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 3.4 years.

Performance Units

In September 2011, we issued 0.3 million performance units to certain employees and executive officers of EV Management and its affiliates. These performance units vest 25% each year beginning in January 2012 subject to our common units achieving certain market prices. We accounted for the performance units as equity awards. We estimated the fair value of 0.1 million of the performance units using the Black–Scholes option pricing model, as the market price had already been achieved for those performance units. We estimated the fair value of the remainder of the performance units using the Monte Carlo simulation model.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

In March 2009, we issued 0.3 million performance units to certain employees and executive officers of EV Management and its affiliates. These performance units vest 25% each year beginning in January 2010 subject to our common units achieving certain market prices. As of December 31, 2011, the performance criterion has been achieved with respect to all of these performance units. We accounted for these performance units as equity awards, and we estimated the fair value of these performance units using the Monte Carlo simulation model.

The following assumptions were used to estimate the weighted average fair value of the performance units:

	2011	2009
Weighted average fair value of performance units	$64.07	$2.37
Expected volatility	47.987%	56.725%
Risk–free interest rate	0.56%	1.911%
Expected quarterly distribution amount	$0.762	$0.751
Expected life (years)	2.69	2.85

We calculated estimated volatility using historical daily prices for five years prior to the grant date. The risk–free interest rate was based on U.S. Treasury yield curves. The dividend yield is not taken into account as recipients are entitled to receive all distributions underlying the phantom units. The fair value of the performance units issued in 2011 assumes that the expected quarterly distribution amount will increase by $0.001 over the term of the performance units. The fair value of the performance units issued in 2009 assumes that the expected quarterly distribution amount will increase at a 3% annual compound growth rate over the five year term of the performance units.

Activity related to these performance units is as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Phantom	per Phantom
	Units	Unit
Nonvested performance units as of December 31, 2010	200,000	$2.37
Granted	285,000	64.07
Vested	(80,000)	2.37
Nonvested performance units as of December 31, 2011	405,000	$45.79

The total grant date fair value of the performance units vested in the years ended December 31, 2011 and 2010 was $0.2 million and $0.1 million, respectively.

We recognized compensation cost related to our performance units of $2.0 million, $0.1 million and $0.1 million in the years ended December 31, 2011, 2010 and 2009. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

As of December 31, 2011, there was $16.6 million of total unrecognized compensation cost related to unvested performance units which is expected to be recognized over a weighted average period of 3.0 years.

NOTE 4. ACQUISITIONS

2011

On November 1, 2011, we acquired oil and natural gas properties in the Mid–Continent area for $74.3 million, subject to customary purchase price adjustments. We recognized $1.8 million of oil, natural gas and natural gas liquids revenues related to this acquisition in our consolidated statement of operations for the year ended December 31, 2011.

On December 1, 2011, we, along with certain institutional partnerships managed by EnerVest, acquired oil and natural gas properties in the Barnett Shale. We acquired a 31.02% proportional interest in these properties for $75.7 million, subject to customary purchase price adjustments. We recognized $1.7 million of oil, natural gas and natural gas liquids revenues related to this acquisition in our consolidated statement of operations for the year ended December 31, 2011.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

On December 20, 2011, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Barnett Shale. We acquired a 31.63% proportional interest in these properties for $271.4 million, subject to customary purchase price adjustments. We recognized $2.2 million of oil, natural gas and natural gas liquids revenues related to this acquisition in our consolidated statement of operations for the year ended December 31, 2011.

The following table reflects pro forma revenues, net income and net income per limited partner unit for the years ended December 31 as if these acquisitions had taken place on January 1, 2010. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	2011	2010
Revenues	$350,229	$256,242
Net income	140,409	119,498

Net income per limited partner unit:
Basic	$3.80	$3.82
Diluted	$3.77	$3.81

In addition to the acquisitions described above, we also made the following smaller acquisitions:

•	we received final purchase price settlements totaling $4.1 million related to our September 2010 and December 2010 acquisitions of oil and natural gas properties in the Mid–Continent area and the Barnett Shale;

•	we, along with certain institutional partnerships managed by EnerVest, acquired a proportional 31.02% interest in oil and natural gas properties in Barnett Shale for an aggregate purchase price of $17.3 million; and

•	we acquired oil and natural gas properties in the Appalachian Basin from certain institutional partnerships managed by EnerVest for $31.1 million, subject to customary purchase price adjustments.

As we acquired the oil and natural gas properties in the Appalachian Basin from certain institutional partnerships managed by EnerVest, we carried over the historical costs related to EnerVest’s interests and applied purchase accounting to the remaining interests acquired. As a result, we recorded a deemed distribution of $1.7 million that represents the difference between the recognized fair values of the identifiable assets acquired and liabilities assumed and the amount paid for the acquisition.

The recognized fair values of the identifiable assets acquired and liabilities assumed in connection with all of these acquisitions are as follows:

Accounts receivable	$2,698
Other current assets	1,584
Proved oil and natural gas properties	428,478
Unproved oil and natural gas properties	43,947
Other property	12
Other assets	7,706
Accounts payable and accrued liabilities	(523)
Asset retirement obligations	(19,855)
$464,047

The amounts included in the table above for the November 2011 acquisition and the December 2011 acquisitions represent preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed for these acquisitions. We expect to finalize these fair values in the first quarter of 2012.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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
$568,433

NOTE 5. DIVESTITURES

In December 2011, we entered into a Purchase and Sale Agreement and a Development Agreement with Total E&P USA, Inc. (“Total”), a subsidiary of Total S.A., and Chesapeake Energy Corporation (“Chesapeake”), whereby Total acquired an undivided 25% interest in approximately 619,000 net acres in the Utica Shale and agreed to fund certain future development costs.  Of this acreage, approximately 542,000 net acres were sold by Chesapeake, approximately 73,250 net acres were sold by institutional partnerships managed by EnerVest and approximately 3,750 net acres were sold by us.  We received $4.2 million in cash for our acres.  We continue to own working interests in these acres.  Our portion of future development costs to be carried by Total is $9.9 million, which we anticipate receiving by the end of 2014.  We also contributed $0.5 million for a 9% interest in an entity that will own the midstream infrastructure related to production primarily generated from the assets.

In 2011, we sold oil and natural gas properties in the Mid–Continent and Central and East Texas areas for $9.8 million.

In 2010, we sold 14 non–core oil and natural gas wells and unproved oil and natural gas properties for $44.4 million and recorded gains of $40.7 million.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

We have elected not to designate any of our derivatives as hedging instruments. Accordingly, changes in the fair value of our derivatives are recorded immediately to net income as “Unrealized gains (losses) on derivatives, net” in our consolidated statements of operations.

As of December 31, 2011, we had entered into oil commodity contracts with the following terms:

		Weighted	Weighted	Weighted
	Hedged	Average	Average	Average
	Volume	Fixed	Floor	Ceiling
Period Covered	(MBbls)	Price	Price	Price
Swaps – 2012	876.4	$94.88	$	$
Collars – 2012	456.8		104.54	156.77
Swaps – 2013	1,350.3	87.82
Swaps – 2014	1,152.7	91.35

As of December 31, 2011, we had entered into natural gas commodity contracts with the following terms:

		Weighted	Weighted	Weighted
	Hedged	Average	Average	Average
	Volume	Fixed	Floor	Ceiling
Period Covered	(MmmBtus)	Price	Price	Price
Swaps – 2012	26,019.6	$5.32	$	$
Collars – 2012	6,618.7		7.94	9.90
Swaps – 2013	32,229.5	5.07
Swaps – 2014	15,184.0	5.73
Swaps – 2015	15,147.5	5.97

As of December 31, 2011, we had entered into natural gas liquids commodity contracts with the following terms:

	Hedged	Weighted
	Volume	Average
Period Covered	(MBbls)	Fixed Price
Ethane (MBbls):
Swaps – 2012	732.0	$29.18
Propane (MBbls):
Swap – 2012	366.0	53.97

As of December 31, 2011, we had also entered into interest rate swaps with the following terms:

	Notional	Floating	Fixed
Period Covered	Amount	Rate	Rate
January 2012 – July 2012	$90,000	1 Month LIBOR	4.157%
January 2012 – September 2012	40,000	1 Month LIBOR	2.145%
July 2012 – July 2015	110,000	1 Month LIBOR	3.315%

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The fair value of these derivatives was as follows as of December 31:

	Asset Derivatives		Liability Derivatives
	2011	2010	2011	2010
Commodity contracts	$152,506	$123,655	$3,699	$7,633
Interest rate swaps	–	–	10,010	12,152
Total fair value	152,506	123,655	13,709	19,785
Netting arrangements	(13,091)	(17,058)	(13,091)	(17,058)
Net recorded fair value	$139,415	$106,597	$618	$2,727

Location of derivatives in our consolidated balance sheets:
Derivative asset	$81,772	$55,100	$–	$–
Long–term derivative asset	57,643	51,497	–	–
Derivative liability	–	–	618	1,943
Long–term derivative liability	–	–	–	784
	$139,415	$106,597	$618	$2,727

The following table presents the impact of derivatives and their location within the consolidated statements of operations for the years ended December 31:

	2011	2010	2009
Realized gains on derivatives, net:
Commodity contracts (1)	$59,891	$57,694	$77,335
Interest rate swaps (2)	(1,489)	(8,652)	(8,351)
Total	$58,402	$49,042	$68,984

Unrealized gains (losses) on derivatives, net:
Commodity contracts	$38,045	$3,081	$(55,580)
Interest rate swaps (2)	(2,540)	(87)	3,915
Total	$35,505	$2,994	$(51,665)

(1)	Realized gains for the year ended December 31, 2011 exclude $5.3 million related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives.

(2)	In June 2011, we terminated three of our interest rate swaps and reclassified the $4.7 million non–cash gain from “Unrealized gains (losses) on derivatives, net” to “Realized gains on derivatives, net.”

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy table for our net assets and liabilities that are required to be measured at fair value:

		Fair Value Measurements at the End of the
		Reporting Period
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
	2011	(Level 1)	(Level 2)	(Level 3)	Losses
Recurring basis:
Assets:
Commodity contracts	$152,506	$–	$152,506	$–

Liabilities:
Commodity contracts	$3,699	–	$3,699	$–
Interest rate swaps	10,010	–	10,010	–
	$13,709	$–	$13,709	$–

Nonrecurring basis:
Assets:
Long–lived assets held for sale	$15,784	$–	$15,784	$–	$10,399

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange. These derivatives are indexed to active trading hubs for the underlying commodity, and are OTC contracts commonly used in the energy industry and offered by a number of financial institutions and large energy companies.

As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives based on observable market data for similar instruments. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the year ended December 31, 2011.

Nonrecurring Basis

Long–lived Assets Held for Sale

At various times during 2011, oil and natural gas properties with an aggregate carrying amount of $26.2 million were written down to their aggregate fair value of $15.8 million, resulting in impairment charges of $10.4 million. These impairment charges were included in earnings for the year ended December 31, 2011. The fair values were determined based on the mutually agreed upon selling prices we received (see Note 5), or are to receive. upon the sale of these oil and natural gas properties.

As of December 31, 2011, we have $6.6 million of oil and natural gas properties and $0.6 million of asset retirement obligations classified as assets held for sale and liabilities held for sale, respectively.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Financial Instruments

The estimated fair values of our financial instruments have been determined at discrete points in time based on relevant market information. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, derivatives and long–term debt. The carrying amounts of our financial instruments other than derivatives and long–term debt approximate fair value because of the short–term nature of the items. Derivatives are recorded at fair value (see above).

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. As of December 31, 2011, the estimated fair value of our senior notes due 2019 was $306.8 million, which differs from the carrying value of $293.0 million. The fair value of our senior notes due 2019 was estimated using quoted market prices based on trades of such debt as of December 31, 2011. As the fair value of the senior notes due 2019 was based on inputs using quoted market prices for similar trades of such debt obtained from independent brokers, we have categorized the senior notes due 2019 as Level 2.

NOTE 8. ASSET RETIREMENT OBLIGATIONS

The changes in the aggregate ARO are as follows:

Balance as of December 31, 2009	$43,688
Liabilities incurred and assumed in acquisitions	23,488
Accretion expense	3,153
Revisions in estimated cash flows	(902)
Settlements and divestitures	(997)
Balance as of December 31, 2010	68,430
Liabilities incurred and assumed in acquisitions	20,664
Accretion expense	3,914
Revisions in estimated cash flows	5,795
Reclass to liabilities held for sale	(602)
Settlements and divestitures	(4,976)
Balance as of December 31, 2011	$93,225

As of December 31, 2011 and 2010, $2.4 million and $1.3 million, respectively, of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” on our consolidated balance sheets.

NOTE 9. LONG–TERM DEBT

Long–term debt consists of the following as of December 31:

	2011	2010
Credit facility	$660,000	$619,000
8.0% senior notes due 2019	300,000	–
Unamortized discount	(6,977)	–
Long–term debt	$953,023	$619,000

Credit Facility

As of December 31, 2011, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.25 to 1.0. As of December 31, 2011, we were in compliance with these financial covenants.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.55% at December 31, 2011).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of December 31, 2011, the borrowing base under the facility was $800.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

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

In connection with the issuance of the Notes, we and the initial purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to conduct a registered exchange offer for the Notes or cause to become effective a shelf registration statement providing for the resale of the Notes. We completed the registered exchange offer for the Notes in 2011.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2011 and 2010.

NOTE 11. OWNERS’ EQUITY

Equity Offerings

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

In March 2011, we closed a public offering of 3.45 million of our common units at an offering price of $44.42 per common unit. We received net proceeds of $149.8 million, including a contribution of $3.0 million by our general partner to maintain its 2% interest in us.

Units Outstanding

At December 31, 2011, owner’s equity consists of 34,173,650 common units outstanding (including 1,698,272 common units held by our executive officers and directors) and 3,873,357 Class B units (including 2,052,581 Class B units owned by our executive officers and directors), collectively representing a 98% limited partnership interest in us, and a 2% general partnership interest.

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

Class B Units

The Class B units have limited voting rights as set forth in our partnership agreement.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Each Class B unit will become convertible into one common unit at the election of the holder of the Class B unit at any time after December 12, 2012. Prior to converting into common units, each Class B unit will be entitled to the same distributions and voting rights as a common unit.

General Partner Interest

Our general partner owns a 2% interest in us. This interest entitles our general partner to receive distributions of available cash from operating surplus as discussed further below under Cash Distributions. Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, Class B unitholders and general partner will receive.

The general partner has the management rights as set forth in our partnership agreement.

Allocations of Net Income

Net income is allocated between our general partner and the limited partners in accordance with the provisions of our partnership agreement. Net income is generally allocated first to our general partner and the limited partners in an amount equal to the net losses allocated to our general partner and the limited partners in the current and prior tax years under the partnership agreement. The remaining net income is allocated to our general partner and the limited partners in accordance with their respective percentage interests of the general partner and limited partners.

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

Our partnership agreement requires that we make distributions of available cash from operating surplus in the following manner:

•	first, 98% to the unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and

•	thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages below.

In December 2011, our general partner notified us that it had made an incentive distribution rights (“IDR”) reset election as defined in our partnership agreements. Under the IDR reset election, our general partner relinquished its right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of our public offering. The minimum quarterly distribution was increased from $0.40 to $0.7615 and the levels at which the IDRs participate in distributions were reset at higher amounts based on current common unit distribution rates and a formula in the partnership agreement. In connection with resetting the minimum quarterly and target cash distribution levels, our general partner received 3.9 million Class B units.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Prior to the IDR reset election, our general partner was entitled to incentive distributions if the amount we distributed with respect to one quarter exceeded specified target levels shown below:

		Marginal Percentage
		Interest in Distributions
	Total Quarterly Distributions	Limited	General
	Target Amount	Partner	Partner
Minimum quarterly distribution	$0.40	98%	2%
First target distribution	Up to $0.46	98%	2%
Second target distribution	Above $0.46, up to $0.50	85%	15%
Thereafter	Above $0.50	75%	25%

Subsequent to the IDR reset election, our general partner is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

		Marginal Percentage
		Interest in Distributions
	Total Quarterly Distributions	Limited	General
	Target Amount	Partner	Partner
Minimum quarterly distribution	$0.7615	98%	2%
First target distribution	Up to $0.875725	98%	2%
Second target distribution	Above $0.875725, up to $0.951875	85%	15%
Thereafter	Above $0.951875	75%	25%

The following sets forth the distributions we paid during the years ended December 31, 2011 and 2010:

		Distribution	Total
Date Paid	Period Covered	per Unit	Distribution
February 14, 2011	October 1, 2010 – December 31, 2010	$0.759	$26,477
May 13, 2011	January 1, 2011 – March 31, 2011	0.760	29,496
August 12, 2011	April 1, 2011 – June 30, 2011	0.761	29,541
November 14, 2011	July 1, 2011 – September 30, 2011	0.762	29,587
			$115,101

February 12, 2010	October 1, 2009 – December 31, 2009	$0.755	$20,221
May 14, 2010	January 1, 2010 – March 31, 2010	0.756	23,212
August 13, 2010	April 1, 2010 – June 30, 2010	0.757	23,248
November 12, 2010	July 1, 2010 – September 30, 2010	0.758	26,253
			$92,934

On January 20, 2012, the board of directors of EV Management declared a $0.763 per unit distribution for the fourth quarter of 2011 on all common and Class B units. The distribution was paid on February 12, 2012 to unitholders of record at the close of business on January 30, 2012. The aggregate amount of the distribution was $29.8 million.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 12. NET INCOME (LOSS) PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income (loss) per limited partner unit for the years ended December 31:

	2011	2010	2009
Net income	$102,641	$106,051	$1,410
Less:
Incentive distribution rights	(8,833)	(9,817)	(7,012)
General partner’s 2% interest in net income	(2,053)	(2,121)	(28)
Limited partners’ interest in net income (loss)	$91,755	$94,113	$(5,630)

Weighted average limited partner units outstanding:
Common units	33,532	27,962	16,524
Class B units	212	–	–
Subordinated units	–	–	2,718
Performance units (1)	151	133	60
Denominator for basic net income (loss) per limited partner unit	33,895	28,095	19,302
Dilutive phantom units	288	67	–
Total	34,183	28,162	19,302

Net income (loss) per limited partner unit:
Basic	$2.71	$3.35	$(0.29)
Diluted	$2.68	$3.34	$(0.29)

(1)	Our earned but unvested performance units are considered to be participating securities for purposes of calculating our net income per limited partner unit and, accordingly, are included in the basic computation as such.

NOTE 13. RELATED PARTY TRANSACTIONS

Pursuant to our omnibus agreement with EnerVest, we paid EnerVest $10.9 million, $8.7 million and $7.6 million in the years ended December 31, 2011, 2010 and 2009, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. During the years ended December 31, 2011, 2010 and 2009, we reimbursed EnerVest approximately $15.5 million, $13.0 million and $10.3 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis. These costs are included in lease operating expenses in our consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

In 2011, we and certain institutional partnerships managed by EnerVest carved out 7.5% overriding royalty interests ("ORRI") from 315,000 net (419,000 gross) acres (the "Underlying Properties") in Ohio, which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership. EnerVest is the general partner of this partnership. The ORRI will entitle the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties. We own a 48% limited partner interest in the partnership.

In August 2011, followed by a second closing in October 2011, we acquired oil and natural gas properties in the Appalachian Basin from certain institutional partnerships managed by EnerVest for $31.1 million (see Note 4).

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

NOTE 14. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows for the years ended December 31:

	2011	2010	2009
Supplemental cash flows information:
Cash paid for interest	$21,880	$8,974	$11,760
Cash paid for income taxes	265	153	114

Non–cash transactions:
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	12,046	6,806	1,130
Cost for acquisition of oil and natural gas properties in accounts payable and accrued liabilities	423	–	–

NOTE 15. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Revenues	$61,022	$69,593	$64,389	$66,836
Gross profit (1)	39,959	47,405	41,388	43,344
Net (loss) income	(33,989)	39,163	87,808	9,659
Limited partners’ interest in net income (loss)	(36,243)	35,435	83,097	9,466
Net income (loss) per limited partner unit:
Basic	$(1.14)	$1.03	$2.42	$0.27
Diluted	$(1.14)	$1.03	$2.40	$0.27

2010
Revenues	$40,174	$40,907	$42,025	$48,412
Gross profit (1)	25,395	23,270	26,377	30,520
Net income (loss)	46,124	16,280	58,135	(14,488)
Limited partners’ interest in net income (loss)	42,912	13,656	54,371	(16,826)
Net income (loss) per limited partner unit:
Basic	$1.68	$0.50	$1.88	$(0.55)
Diluted	$1.68	$0.50	$1.87	$(0.55)

(1)	Represents total revenues less lease operating expenses, cost of purchased natural gas and production taxes.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 16. SUPPLEMENTARY INFORMATION ON OIL AND NATURAL GAS ACTIVITIES (UNAUDITED)

Capitalized costs relating to oil and natural gas producing activities are as follows at December 31:

	2011	2010
Proved oil and natural gas properties	$1,958,955	$1,493,825
Unproved oil and natural gas properties	53,666	7,312
	2,012,621	1,501,137
Accumulated depreciation, depletion and amortization	(244,092)	(176,897)
Net capitalized costs	$1,768,529	$1,324,240

Costs incurred in oil and natural gas property acquisition and development activities are as follows for the years ended December 31:

	2011	2010	2009
Acquisition of oil and natural gas properties:
Proved	$408,633	$550,810	$36,530
Unproved	43,947	7,003	2,619
Exploration costs	6,112	248	–
Development costs	77,961	32,478	12,263
Total	$536,653	$590,539	$51,412

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 17. ESTIMATED PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

Our estimated proved reserves are all located within the United States. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are expected to change as further information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil, natural gas and natural gas liquids reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used in this estimate. The estimates of our proved reserves as of December 31, 2011, 2010 and 2009 have been prepared by Cawley, Gillespie, & Associates, Inc., independent petroleum consultants.

The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated.

			Natural Gas
	Oil	Natural Gas	Liquids
	(MBbls) (1)	(Mmcf) (2)	(MBbls) (1)	MMcfe (3)
Proved developed and undeveloped reserves:
As of December 31, 2008	5,877	266,041	9,649	359,197
Revisions of previous estimates	1,577	(10,984)	1,474	7,318
Purchases of minerals in place	279	15,231	90	17,443
Extensions and discoveries	186	3,478	212	5,868
Production	(514)	(16,519)	(768)	(24,210)
As of December 31, 2009	7,405	257,247	10,657	365,616
Revisions of previous estimates	558	26,464	2,080	42,302
Purchases of minerals in place	5,558	309,776	15,420	435,642
Extensions and discoveries	46	1,201	39	1,713
Production	(679)	(19,486)	(728)	(27,933)
As of December 31, 2010	12,888	575,202	27,468	817,340
Revisions of previous estimates	718	(20,204)	(123)	(16,631)
Purchases of minerals in place	2,506	277,595	14,405	379,060
Extensions and discoveries	595	6,352	319	11,839
Production	(891)	(29,247)	(1,096)	(41,169)
Sales of minerals in place	(749)	(1,017)	(89)	(6,050)
As of December 31, 2011	15,067	808,681	40,884	1,144,389

Proved developed reserves:
December 31, 2008	5,666	253,088	8,966	340,883
December 31, 2009	6,780	244,958	9,122	340,370
December 31, 2010	10,923	416,770	15,954	578,032
December 31, 2011	11,675	557,489	25,359	779,693

Proved undeveloped reserves:
December 31, 2008	211	12,953	683	18,314
December 31, 2009	625	12,289	1,535	25,246
December 31, 2010	1,965	158,432	11,514	239,308
December 31, 2011	3,392	251,192	15,525	364,696

(1)	Thousands of barrels.

(2)	Million cubic feet.

(3)	Million cubic feet equivalent; barrels are converted to Mcfe based on one barrel of oil to six Mcf of natural gas equivalent.

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

The standardized measure of discounted future net cash flows relating to estimated proved oil, natural gas and natural gas liquids reserves is presented below for the years ended December 31:

	2011	2010	2009
Future cash inflows	$6,334,354	$4,423,566	$1,658,755
Future production and development costs	(2,873,899)	(1,961,304)	(909,973)
Future income tax expenses	(26,131)	(14,099)	(2,383)
Future net cash flows	3,434,324	2,448,163	746,399
10% annual discount for estimated timing of cash flows	(2,028,193)	(1,427,928)	(394,918)
Standardized measure of discounted future net cash flows	$1,406,131	$1,020,235	$351,481

As specified by the SEC, the prices for oil, natural gas and natural gas liquids used in this calculation were the average prices during the year determined using the price on the first day of each month, except for volumes subject to fixed price contracts. The prices utilized in calculating our total estimated proved reserves at December 31, 2011, 2010 and 2009 were $96.19 per Bbl of oil, $4.12 per MMBtu of natural gas: $79.43 per Bbl of oil and $4.376 per MMBtu of natural gas; and $61.18 per Bbl of oil and $3.866 per MMBtu of natural gas, respectively. We do not include our oil and natural gas derivatives in the determination of our oil, natural gas and natural gas liquids reserves.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The principal sources of changes in the standardized measure of future net cash flows are as follows for the years ended December 31:

	2011	2010	2009
Standardized measure at beginning of period	$1,020,235	$351,481	$441,932
Sales and transfers of oil, natural gas and natural gas liquids produced, net of production costs	(170,705)	(104,135)	(66,588)
Net changes in prices and production costs	50,201	159,470	(99,677)
Extensions, discoveries and improved recovery, less related costs	36,999	4,523	8,235
Development costs incurred during the period	4,295	889	1,196
Revisions and other	(20,888)	53,126	7,061
Accretion of 10% timing discount	102,649	46,152	44,797
Changes in income taxes	(4,842)	(4,963)	(337)
Changes in estimated future development costs	10,544	(12,887)	(1,810)
Changes in timing and other	47,215	17,467	(8,021)
Purchase of minerals in place	340,367	509,112	24,693
Sales of minerals in place	(9,939)	–	–
Standardized measure of discounted future net cash flows	$1,406,131	$1,020,235	$351,481

NOTE 19. SUBSEQUENT EVENTS

On February 7, 2012, we, along with certain institutional partnerships managed by EnerVest, had a second closing on the oil and natural gas properties in the Barnett Shale that we acquired in December 2011. We acquired a 31.63% proportional interest in these properties for $28.7 million, subject to customary purchase price adjustments.

In February 2012, we closed a public offering of 4.025 million common units at an offering price of $67.95 per common unit. We received net proceeds from this offering of approximately $268.2 million, including a contribution of $5.4 million by our general partner to maintain its 2% interest in us. We expect to incur offering expenses of approximately $0.2 million. We used the net proceeds to repay indebtedness outstanding under our credit facility. As of February 17, 2012, indebtedness outstanding under our credit facility was $420.0 million.

We evaluated subsequent events for appropriate accounting and disclosure through the date these consolidated financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10–K for the fiscal year ended December 31, 2011. Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our general partner is not elected by our unitholders and will not be subject to re–election on a regular basis in the future. Unitholders will not be entitled to elect the directors of EV Management or directly or indirectly participate in our management or operation. Our general partner is owned 71.25% by EnerVest, 23.75% by EnCap and 5.00% by EV Investors. As of December 31, 2011, EV Investors is owned 60% by EnerVest and 40% by our senior management.

Our general partner owes a fiduciary duty to our unitholders. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly nonrecourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are nonrecourse to it.

Board Leadership Structure

In December 2011, Mr. Houser was appointed as our chief executive officer and Mr. Walker remained chairman of the board, an executive office. Our board of directors has no policy regarding the separation of the positions of chief executive officer and chairman. Our decision to separate the roles of chairman and chief executive officer was designed to permit Mr. Walker to spend more time focusing on corporate strategy. We do not have a lead independent director. All of our directors are appointed by EnerVest, and EnCap is entitled to appoint one director. Holders of our common units have limited voting rights on matters affecting our governance or business, subject to any unitholder rights set forth in our partnership agreement.

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

Directors and Executive Officers

All of our executive management personnel, other than Messrs. Walker, Houser and Dwyer, are employees of EV Management and devote all of their time to our business and affairs. We estimate that Messrs. Walker, Houser and Dwyer devote approximately 30% of their time to our business. The officers of EV Management will manage the day–to–day affairs of our business. We also utilize a significant number of employees of EnerVest to operate our properties and provide us with certain general and administrative services. Under the omnibus agreement, we pay EnerVest a fee for its operational personnel who perform services for our benefit. During 2011, we paid EnerVest $10.9 million for general and administrative services, which fee will increase or decrease as we purchase or divest assets.

The following table shows information as of February 17, 2012 regarding members of our Board of Directors and executive officers of EV Management. Members of our Board of Directors are elected for one–year terms.

Name	Age	Position with EV Management
John B. Walker	66	Executive Chairman
Mark A. Houser	50	President, Chief Executive Officer and Director
Michael E. Mercer	53	Senior Vice President and Chief Financial Officer
Ronald J. Gajdica	51	Senior Vice President of Acquisitions
Frederick Dwyer	52	Controller
Victor Burk (1) (2)	62	Director
James R. Larson (1)	62	Director
George Lindahl III (1) (2)	65	Director
Gary R. Petersen (2)	65	Director

(1)	Member of the audit committee and the conflicts committee.

(2)	Member of the compensation committee.

John B. Walker has served as our Executive Chairman since January 2012. Prior to that, he served as our Chairman and Chief Executive Officer since 2006. He has been the President and CEO of EnerVest, Ltd. since its formation in 1992. Prior to that, Mr. Walker was President and Chief Operating Officer of Torch Energy Advisors Incorporated, a company which formed and managed partnerships for institutional investors in the oil and natural gas business, and Chief Executive Officer of Walker Energy Partners, a master limited partnership engaged in the exploration and production business. In his early career on Wall Street, Mr. Walker was selected by Institutional Investor as an “All American” energy analyst for six years in a row. He served the Independent Petroleum Association of America (IPAA) as Chairman from 2003 - 2005. In November 2007, he received the oil and natural gas industry’s highest award, the Chief Roughneck Award. He is a member of the National Petroleum Council and All–American Wildcatters. He serves or has served on the boards of the Houston Producers’ Forum, Foundation for Energy Education, Petroleum Club of Houston, and the Texas Independent Producers and Royalty Owners Association. His civic activities include having served as Chairman of the Board of Stewards of Chapelwood United Methodist Church and Chairman of the Board of Directors of the Sam Houston Area Council of the Boys Scouts of America. In 2001, he received the Silver Beaver Award and in May 2007 the Distinguished Eagle from the Boy Scouts of America. In 2004, he was named Distinguished Alumni at Texas Tech University and, in January 2012, he was appointed by Gov. Rick Perry to serve on the Board of Regents. He holds a BBA with Honors from Texas Tech University and an MBA (with distinction) from New York University.

Mark A. Houser has served as our President and Chief Executive Officer since January 2012. Prior to that, he served as our President since 2006. He also serves as Executive Vice President and Chief Operating Officer of EnerVest, Ltd. since 1999. Prior to that, Mr. Houser was Vice President, United States Exploration and Production, for Occidental Petroleum Corporation (“Oxy”), where he helped lead Oxy’s reorganization of its domestic reserve base, including the successful $3.65 billion acquisition of the Elk Hills Naval Petroleum Reserve. In 1989 he joined Canadian Occidental Petroleum, Ltd. (now Nexen Inc.), where he held positions of increasing responsibility, including Vice President of Corporate Planning and Investor Relations in Calgary and Vice President of Exploration for CXY Energy, Canadian Oxy’s United States subsidiary. Mr. Houser began his career as an engineer with Kerr–McGee Corporation. He holds a petroleum engineering degree from Texas A&M University and an MBA from Southern Methodist University. Mr. Houser serves on the board of the Texas A&M University Department of Petroleum Engineering and is a member of the Society of Petroleum Engineers.

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

Ronald J. Gajdica has served as our Senior Vice President of Acquisitions since 2010. Prior to that, Dr. Gajdica served as Managing Director in the Houston office of Scotia Waterous, a global leader in advisory services for oil and natural gas acquisitions and divestitures. He was responsible for the Mergers, Acquisitions and Divestment technical advisory team for the U.S. and Latin America, as well as IT, Graphics and Administrative functions. Dr. Gajdica was employed by BHP Billiton Petroleum from 1999 – 2007 where he held the positions of Petroleum Engineering Manager, Americas Production Manager, Atlantis Deepwater Project Director and VP Global Planning and Evaluation. Prior to that, he worked at ARCO for 10 years in a variety of domestic and international assignments, including Global Director of Reservoir Studies and SEC Reserves Coordinator. He began his career at Tenneco Oil Company in 1983 spending five years as a reservoir and production engineer. Dr. Gajdica holds Bachelor (ranked first in class) and Master (ranked first in class) of Science degrees in Petroleum Engineering from Texas A&M University, and a Ph.D. in Petroleum Engineering from Stanford University. He is a member of the Society of Petroleum Engineers, spent 13 years as an SPE Technical Editor, is a registered Professional Engineer in the state of Texas and has authored several technical papers..

Frederick Dwyer has served as Controller of EV Management since 2006. In January 2012, Mr. Dwyer was promoted to and is serving as Vice President and Chief Accounting Officer of EnerVest, Ltd. From 2006 to 2011, he served as Vice President and Controller of EnerVest. From 1986 to 2006, he was employed by KCS Energy, Inc., a Houston–based oil and natural gas exploration and production company, where he held various management and supervisory positions including Vice President, Controller and Corporate Secretary. He began his career with Peat, Marwick, Mitchell & Company. Mr. Dwyer holds a Bachelor of Science degree from Manhattan College.

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

George Lindahl III was appointed to our Board of Directors in September 2006. From 2007 to the present, Mr. Lindahl manages GL III Investments and from 2001 to 2007, he was a Managing Partner for Sandefer Capital Partners. From 2000 to 2001 he served as Vice Chairman of Anadarko Petroleum Corporation. From 1987 to 2000, he was with Union Pacific Resources, serving as President and Chief Operating Officer from 1996 to 1999 and as Chairman, President and CEO from 1999 to 2000. He holds a BS in Geology from the University of Alabama and has completed the Advanced Management program at Harvard Business School. Mr. Lindahl has extensive geological and engineering experience, as well as leadership skills and a proven track record of successful investments in the oil and natural gas business. We believe that Mr. Lindahl’s technical knowledge and experience and his leadership skills provide an important resource to our board of directors.

Gary R. Petersen was appointed to our Board of Directors in September 2006.  Gary is a Managing Partner and co-founder of EnCap Investments L.P., an investment manager and leading provider of private equity capital to the upstream and midstream sectors of the oil and gas industry. Since its inception in 1988, Encap has successfully raised and managed the investments of institutional capital in fourteen separate funds. EnCap manages over $11 billion of institutional capital provided primarily by pension funds, endowments, foundations, insurance companies, and banks. Prior to the formation of EnCap Investments in 1988, Mr. Petersen was a Senior Vice President and Manager of the Corporate Finance Division of the Energy Banking Group for Republic Bank Corporation from 1985 to 1988.  His duties and responsibilities included mergers and acquisitions, financial advisory services and institutional fund raising activities for the energy industry. Prior to his position at Republic Bank, Mr. Petersen was Executive Vice President and a member of the Board of Directors of Nicklos Oil & Gas Company in Houston from 1979 to 1984.  Previously, Mr. Petersen was a Group Vice President in the Petroleum and Minerals Division of Republic Bank Dallas. He served from 1970 to 1971 in the U.S. Army in Washington D.C. as a First Lieutenant in the Finance Corps and as an Army Officer in the Army Security Agency. Mr. Petersen is a distinguished Alumni of Texas Tech University and holds B.B.A. and M.B.A. degrees in Finance. He has also done post-graduate work at American University and the Stonier Graduate School of Banking at Rutgers University. Mr. Petersen serves on the board of multiple EnCap portfolio companies and is a member of the board of directors of the general partner of Plains All American Pipeline, L.P. and Shona Energy Company, Inc.. He is a member of the Independent Petroleum Association of America, the Houston Producers’ Forum and the Petroleum Club of Houston.  He is also a member and past Chairman of Chapelwood United Methodist Church, Memorial Hermann Healthcare System and a past Chairman of the Council on Alcohol and Drugs in Houston. Mr. Petersen brings to our board the expertise he has acquired from being involved in the energy sector for more than 30 years, including extensive knowledge of the energy sector’s various cycles, as well as the current market and industry knowledge that comes with management of approximately $11 billion of energy-related investments.

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

Audit Committee

The audit committee is comprised of Messrs. Larson (Chairman), Burk and Lindahl, all of whom meet the independence and experience standards established by the NASDAQ and the Exchange Act. The board of directors has determined that each of Messrs. Larson and Burk is an “audit committee financial expert” as defined under SEC rules.

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee also reviews our oil and natural gas reserve estimation processes.

The audit committee has the sole authority and responsibility to retain and terminate our independent registered public accounting firm, resolve disputes with such firm, approve all auditing services and related fees and the terms thereof, and pre–approve any non–audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and meets with the audit committee on a regularly scheduled basis. During 2011, representatives of our independent auditors attended all of our audit committee meetings. The audit committee may also engage the services of advisors and accountants as it deems advisable.

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

Conflicts Committee

The conflicts committee is comprised of Messrs. Burk (Chairman), Larson and Lindahl, all of whom meet the independence standards established by the NASDAQ. The conflicts committee reviews specific matters that our management or board of directors believes may involve conflicts of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Meetings and Other Information

During 2011, the board of directors had seven regularly scheduled and special meetings, the audit committee had four meetings, the compensation committee had two meetings and the conflicts committee had three meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of EV Management, we believe that during 2011, the officers and directors of EV Management and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

Messrs. Walker, Houser and Dwyer are officers of EV Management and also are officers and employees of other subsidiaries of EnerVest. In these capacities, they perform services for us as well as for EnerVest and its other affiliates. Prior to 2010, Messrs. Walker, Houser and Dwyer received all of their cash salary, bonus and other compensation from EnerVest, and we did not reimburse EnerVest for these amounts (except indirectly under the omnibus agreement). Our compensation committee had no role in establishing or approving their annual salary or cash bonus. Beginning in 2010, in order to compensate Messrs. Walker and Houser for the time they devote to our business and to provide our compensation committee with oversight of the portion of their annual bonuses reflecting their services to us, a portion of their cash bonus was reviewed and approved by our compensation committee, and we reimbursed EnerVest for these cash bonuses. However, since the fee under the omnibus agreement had been set assuming that all of the compensation of Messrs. Walker and Houser would be paid by EnerVest, the amount of the fee under the omnibus agreement was reduced by the bonus payments to Messrs. Walker and Houser. In addition, Messrs. Walker, Houser and Dwyer will continue to participate in the Plan.

Our compensation committee discusses with EnerVest the philosophy used by EnerVest in setting the salaries and bonus compensation for its employees who perform services for us under the omnibus agreement. However, except for the bonus payments noted in the previous paragraph, the compensation committee has no role in determining the base salary and short–term and long–term incentive compensation paid to EnerVest employees. We pay EnerVest a fee under the omnibus agreement which is based in part on the compensation paid to EnerVest employees who perform work for us, but other than the portion of Messrs. Walker’s and Mr. Houser’s cash bonus charged to us, we do not directly reimburse EnerVest for the costs of the compensation of Messrs. Walker, Houser and Dwyer and our compensation committee does not oversee their annual compensation. Awards made to Messrs. Walker, Houser and Dwyer under the Plan are determined by our compensation committee.

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

Benchmarking

To assist us in evaluating our bonus compensation for 2011and the base salaries in 2012, our chief executive officer retained Longnecker & Associates to review our proposed compensation plan for its market competitiveness and effectiveness. As part of the proposed compensation plan, our chief executive officer asked Longnecker & Associates to prepared an analysis of the compensation paid (based on survey data and proxy analysis) by a peer group composed of the following upstream master limited partnerships: BreitBurn Energy Partners, L.P., Legacy Reserves LP, Linn Energy, LLC, Vanguard Natural Resources and QR Energy Resources, L.P. Longnecker & Associates reviewed this analysis and made recommendations regarding executive and director compensation.

Historically, our management and compensation committee used information regarding peer companies to check their base salary and bonus compensation decisions for reasonableness and to benchmark with respect to long–term incentive compensation. In connection with setting base salary for 2012 and cash bonus and long–term equity incentive compensation for 2011, the compensation committee compared (or benchmarked) compensation of our executives to the compensation of our peer group.

Performance Metrics

With respect to bonus and long–term incentive awards, our compensation committee did not establish performance metrics for our executive officers for 2011 in order to remain flexible in our compensation practices. The compensation committee makes a subjective determination at the end of the fiscal year as to the appropriate compensation based on a recommendation from our chief executive officer and given their view of our performance for the year.

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

While the allocation of total compensation among base salary, cash bonus and long–term incentive compensation will vary from year to year based on performance and market conditions, we generally allocate a greater portion of total compensation to long–term equity based compensation because we believe this better aligns the interests of our executives with those of our unit holders over the long term.

In 2011, EnerVest formed the EnerVest Ltd. Retirement Plan (the "Retirement Plan"), a defined benefit plan under ERISA, for certain of the officers and other highly compensated employees of EnerVest and its subsidiaries.   The purpose of the plan is to provide some payments in the form of deferred compensation within a tax–qualified plan for retirement benefits on a tax advantaged basis.   Therefore, the overall level of compensation is not enhanced for the plan participants as a portion of compensation is deferred into the plan in lieu of current compensation.  The participants accrue a benefit based on their designated "allocation group," subject to the limits on benefits prescribed under the Internal Revenue Code.    The benefit is available in various annuity forms or as a lump sum.   All benefit election forms are actuarially equivalent, and there are no subsidies to any election.  The benefit amount varies with return on assets to limit the employer's exposure to investment risk.

In connection with the adoption of the Retirement Plan, EnerVest amended its 401(k) Plan with regard to EnerVest’s contributions.  Under the 401(k) Plan, all employees who are eligible to participate receive a 3% "safe harbor" contribution from EnerVest.  EnerVest may also make an additional discretionary "safe harbor" contribution to all employees who are entitled to participate in the 401(k) plan.  In addition, under the 401(k) plan, EnerVest may make a discretionary profit sharing contribution that is allocated to participant accounts based on their designated "allocation group."  The allocation groups are structured so that certain of the officers and other highly paid employees receive a profit sharing contribution that is a greater percentage of compensation than the percentage applicable to other participants.

Mr. Mercer and Dr. Gajdica participate in the Retirement Plan and received discretionary profit sharing 401(k) contributions in an allocation group which paid a higher percent of their compensation than allocated to other participants.

When setting base salary for 2011 and 2012 for Mr. Mercer and Dr. Gajdica, an estimate of the amounts EnerVest would contribute to the Retirement Plan to fund the benefits payable under the Retirement Plan to Mr. Mercer and Dr. Gajdica and the profit sharing contribution EnerVest would make to the 401(k) plan were treated as part of their base salary. Consequently, their base salaries for 2011 and 2012 are lower than their base salaries for 2010. We reimburse EnerVest for any amounts contributed to the Retirement Plan and the 401(k) plan attributable to Mr. Mercer and Dr. Gajdica. In the Summary Compensation Table, the present value of benefits under the Retirement Plan are reflected under the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” and the contributions to the 401(k) plan are included under “Other Compensation.” Additional information about the Retirement Plan is set forth under “— Retirement Plan,” below.

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

For 2011, the compensation committee set the aggregate of the base salary plus the estimated payment to the Retirement Plan for Mr. Mercer at $247,200, which compares with a base salary of $240,000 for 2010. This 3% increase generally represents a cost of living increase. Of this amount, $74,553 represents the estimate of the amounts to be contributed to the Retirement Plan, so Mr. Mercer’s actual base salary for 2011 was $172,647. For 2011, the compensation committee set the aggregate of the base salary plus the estimated payment to the Retirement Plan for Dr. Gajdica at $242,050, which compares with a base salary of $235,000 for 2010. This 3% increase generally represents a cost of living increase. Of this amount, $63,491 represents the estimate of the amounts to be contributed to the Retirement Plan and 401(k) contribution, so Dr. Gajdica’s actual base salary for 2011 was $178,559. The compensation committee did not use benchmarking with respect to setting base salaries for 2011.

For 2012, after comparing our executives’ base salaries with our peer group, and based on the recommendation of our chief executive officer, the committee targeted base salaries (including the estimated contribution to the Retirement Plan) for 2012 at approximately the 25th percentile of the peer group. Accordingly, for 2012, the compensation committee has increased the base salaries plus estimated contribution to the Retirement Plan of Mr. Mercer and Dr. Gajdica by 3% to $254,615 and $249,310, respectively. These base salaries represent approximately the 25th percentile of the peer group. Of the base salary amount for Mr. Mercer and Dr. Gajdica, $80,197 and $68,297, respectively, represent estimates of the amounts to be contributed to the Retirement Plan by EnerVest to fund the benefits payable to Mr. Mercer and Dr. Gajdica and the balance of $174,418 and $181,013 represent their actual base salary, respectively.

Cash Bonus

We include an annual cash bonus as part of our compensation program because we believe this element of compensation helps to motivate management to achieve key operational objectives by rewarding the achievement of these objectives. The annual cash bonus also allows us to be competitive from a total remuneration standpoint. Beginning in 2010, our compensation committee reviewed and approved a portion of the cash bonuses paid to Messrs. Walker and Houser. Because the fee under our omnibus agreement was established and approved assuming that EnerVest would pay all annual compensation of Messrs. Walker and Houser, we received a reduction in the omnibus fee by the amount of the bonuses we paid Mr. Walker and Mr. Houser..

Mr. Mercer’s employment agreement provides that the cash bonus element of compensation will be equal to a percentage of the executive's base salary paid during each such annual period, such percentage to be established by the compensation committee in its sole discretion. Generally, for Mr. Mercer and Dr. Gajdica, our compensation committee targets between 40% and 80% of base salary (including any amounts estimated to be contributed to the Retirement Plan to fund the benefit for the officer) for performance deemed by our compensation committee to be good and exceptional, respectively, with the possibility of no bonus for poor performance and higher for exceptional corporate or individual performance.

Our chief executive offer recommended the cash bonuses to be paid to Mr. Mercer and Dr. Gajdica. In this recommendation and the employment agreement, the compensation committee, in determining cash bonus amounts, took into account its belief that our executives’ efforts directly affected our success in 2011, in particular, by contributing to our achievement of the following milestones:

•	our quarterly distributions increased from $0.759 per unit to $0.762 per unit, the only upstream master limited partnership to increase distributions every quarter since going public;

•	our unit price increased from $39 to greater than $65 in 2011, outperforming the AMZ MLP Total Return Index S&P 500;

•	we successfully completed in a short time frame two public offerings totaling $441 million in net proceeds to finance acquisitions and term–out bank debt;

•	our asset base increased over 46% during 2011 with over $464 million in accretive acquisitions;

•	we achieved reasonably strong operating performance within production guidance and maintained strong liquidity;

•	we advanced our understanding of the Utica Shale;

•	we renegotiated our credit facility with a new five year term, increasing the base size to $1 billion and improving covenant/terms package; and

•	our ratio of net debt to PV–10 value remains reasonable.

In 2011, Mr. Mercer and Dr. Gajdica received cash bonuses of $200,000 and $175,000, respectively, representing 81% and 72%, respectively, of their base salaries plus estimated payments to the Retirement Plan in 2011, placing them slightly below the 25th percentile of cash bonus compensation of our peer group. The bonuses for both Mr. Mercer and Dr. Gajdica also reflected the committee’s determination that their performances in accomplishing the milestones for 2011 described above were exceptional.

In addition, each of Messrs. Walker and Houser were awarded cash bonuses of $150,000, representing a portion of their total annual compensation paid by us and EnerVest. The amount of bonuses were recommended to our compensation committee by Messrs. Walker and Houser based on their subjective view as to appropriate compensation levels taking into account the performance milestones discussed above and, in the case of Messrs. Walker and Houser, the amount of time they spent on our business activities. The compensation committee then determined to accept these recommendations.

Long–term Equity–based Compensation

Long–term equity–based compensation is an element of our compensation policy because we believe it aligns executives’ interests with the interests of our unitholders; rewards long–term performance; is required in order for us to be competitive from a total remuneration standpoint; encourages executive retention; and gives executives the opportunity to share in our long–term performance. We generally seek to allocate a greater portion of total compensation to long–term equity compensation, generally targeting at or above the 75th percentile of our peer group for such compensation, with higher amounts for performance our compensation committee views as exceptional.

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

Awards under the Plan may be unit options, phantom units, performance units, restricted units and deferred equity rights, or DERs, and the aggregate amount of our common units that may be awarded under the Plan is 4.5 million units. As of December 31, 2011, there are 2.7 million units available for issuance. Unless earlier terminated by us or unless all units available under the plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016.

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

In addition, because we are a partnership, tax and accounting conventions make it more costly for us to issue additional common units or options as incentive compensation. Consequently, we have no outstanding options or restricted units and have no plans to issue options or restricted units in the future. Instead, we have issued phantom units and performance units to our executive officers. A phantom unit is the right to receive, upon satisfaction of the vesting criteria specified in the grant, a common unit or, at the discretion of our compensation committee, cash based on the average closing price of our common units for the five day trading period prior to vesting. The phantom units typically vest three to four years from the date of grant. Unlike “vesting” of an option, vesting of a phantom unit results in the delivery of a common unit or cash equivalent value as opposed to a right to exercise.

Performance Units – In September 2011, the compensation committee made a grant of performance units to promote both strong absolute performance and relative performance to peers. Each performance unit entitles the recipient to earn up to one common unit per tranche, depending on the closing price of our common units for three consecutive days, according to the following schedule:

•	unit price of $70 – first tranche earned

•	unit price $85 – second tranche earned

•	unit price $100 – third tranche earned

Each performance unit also contains a vesting schedule, under which 25% of the performance units vest each year beginning January 15, 2012. If an employee voluntarily resigns or is fired for cause, any performance units that have not been earned or that have been earned, but that have not vested, terminate. To encourage accelerated performance, if units are earned because we satisfy the price performance thresholds prior to meeting the minimum service requirement for vesting, the performance units become phantom units, and our named executive officers have the right to receive distributions on the phantom units prior to vesting in the underlying common units (referred to as distribution equivalent rights, or “DERS”).

Our common units price was above $70 on the date the performance units were granted, so the first unit price threshold was met in September 2011. Any of these performance units that remain outstanding in 2016 for which the performance thresholds have not been met will be forfeited.

Messrs Walker, Houser, Mercer, Gajdica and Dwyer were granted 45,000, 30,000, 24,000, 24,000 and 6,000 performance units, respectively. The amount of performance units granted were recommended to the compensation committee by our chief executive officer and were intended to provide incentives to the recipients to cause us to achieve strong performance in light of lower natural gas prices and the challenges faced by us in realizing value from our Utica Shale assets.

Phantom Units – Mr. Mercer and Dr. Gajdica were granted 23,000 and 20,000 phantom units, respectively, in December 2011. These phantom units vest over a four year period. These awards were recommended to our compensation committee by our chief executive officer based on his subjective view as to appropriate compensation levels taking into consideration the performance milestones described above. Our compensation committee reviewed these recommendations with our chief executive officer and president. In addition, our compensation committee compared the recommended award amounts with similar awards to our peer group, noting that our peers generally provide for a three year vesting period. In determining final grant amounts, the committee also took into account the leadership roles of Mr. Mercer and Dr. Gajdica in causing us to achieve the milestones described above.

Taken together, the performance units and phantom units granted to Mr. Mercer and Dr. Gajdica were 2.35 and 2.16 times in excess of the 75th percentile of the peer group, respectively. The committee noted that a substantial portion of the awards were a special grant of performance units (in addition to the phantom units awarded annually) which required the unit price to exceed certain levels in order to be earned, which further aligned the executives with unit holders.

Messrs. Walker and Houser made recommendations to the compensation committee for the appropriate level of awards to be made to Messrs. Walker, Houser and Dwyer based on their subjective view as to the appropriate compensation given the milestones achieved as discussed above. The compensation committee reviewed these recommendations and made a subjective determination as to the appropriate award levels given the achievement of such milestones. The committee also compared these award determinations to similar awards by our peer group. In determining final grant amounts, the committee took into account the executives’ leadership roles in causing us to achieve the milestones described above and determined that performance for 2011 was exceptional. The committee also considered the peer group review. Accordingly, Messrs. Walker, Houser and Dwyer were granted 45,000, 30,000 and 3,000 phantom units, respectively, in December 2011. The 2011 awards put Mr. Walker, at just above the 75th percentile, Mr. Houser at approximately 1.86 times the 75th percentile, and Mr. Dwyer at approximately 90% of long–term equity compensation of the peer group. The value of the phantom units granted to Messrs. Walker, Houser and Dwyer are deducted in calculating the omnibus fee we pay to EnerVest.

Benefits

We believe in a simple, straight–forward compensation program and, as such, Mr. Mercer and Dr. Gajdica are not provided unique perquisites or other personal benefits. Consistent with this strategy, no perquisites or other personal benefits have or are expected to exceed $10,000 for Mr. Mercer or Dr. Gajdica.

Through EnerVest, we provide company benefits that we believe are standard in the industry. These benefits consist of a group medical and dental insurance program for employees and their qualified dependents, group life insurance for employees and their spouses, accidental death and dismemberment coverage for employees, a company sponsored cafeteria plan, a 401(k) employee savings and investment plan, and a defined benefit plan.

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

We believe our compensation program has been instrumental in our achievement of stated objectives. Over the three year period ended December 31, 2011, our annual distribution per common unit has grown at a compound annual rate of 0.5% and the compound annual total rate of return for that period was approximately 75%.

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

Other Compensation Related Matters

Although we encourage our named executive officers to acquire and retain ownership in us, we do not have a policy requiring maintenance of a specified equity ownership level. As of February 17, 2012, our named executive officers beneficially owned in the aggregate approximately 4.7% of our common units and 53.0% of our Class B units (excluding any unvested equity awards). In addition, through their ownership of EnerVest and EV Investors, our executive officers also have a substantial indirect ownership interest in our general partner.

Accounting and Tax Considerations

If an executive is entitled to nonqualified deferred compensation benefits that are subject to Internal Revenue Code Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal penalty tax of 20% of the benefit includible in income.

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

Compensation Committee:

George Lindahl III (Chairman)

Victor Burk

Gary R. Petersen

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our named executive officers. We reimburse EV Management for the costs of Mr. Mercer’s and Dr. Gajdica’s salaries and bonuses. Our compensation committee approved, and we reimbursed EnerVest for cash bonuses paid to Messrs. Walker and Houser in 2010 and 2011 and listed in the table below. Messrs. Walker, Houser and Dwyer are compensated by EnerVest. We pay EnerVest a fee under the omnibus agreement, but, other than the cash bonuses listed in the table below, we do not directly reimburse EnerVest for the costs of their salaries and bonuses.

There was no compensation awarded to, earned by or paid to any of the named executive officers related to option awards or non–equity incentive compensation plans.

Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
John B. Walker	2011	$–	$150,000	$4,799,250	$–	$349,853	$5,299,103
Executive Chairman	2010	–	150,000	1,520,000	–	289,991	1,959,991
	2009	–	–	1,146,000	–	140,468	1,286,468

Mark A. Houser	2011	–	150,000	3,518,850	–	324,749	3,993,599
President, Chief	2010	–	150,000	1,425,000	–	266,037	1,841,037
Executive Officer	2009	–	–	1,031,280	–	121,402	1,152,682

Michael E. Mercer	2011	172,647	200,000	3,006,690	76,016	349,699	3,805,052
Senior Vice President,	2010	240,000	230,000	1,330,000	–	258,750	2,058,750
Chief Financial Officer	2009	230,000	138,000	916,560	–	119,150	1,403,710

Ronald J. Gajdica (5)	2011	178,559	175,000	2,815,080	64,736	198,301	3,431,676
Senior Vice President of	2010	137,083	260,000	1,982,700	–	53,675	2,433,458
Acquisitions

Frederick Dwyer	2011	–	–	576,030	–	33,845	609,875
Controller	2010	–	–	133,000	–	28,998	161,998
	2009	–	–	114,600	–	14,048	128,648

(1)	Represents amounts paid in December 2011, 2010 and 2009 as bonuses for services in 2011, 2010 and 2009, respectively. Dr. Gajdica’s amount for 2010 includes a signing bonus of $100,000.

(2)	Reflects the aggregate grant date fair value of the phantom units granted computed in accordance with ASC Topic 718. See “Item 8. Financial Statements and Supplementary Data” for the assumptions used in estimating the grant date fair value of the performance units and phantom units granted in 2011, the phantom units granted in 2010 and the phantom units and performance units granted in 2009.

(3)	Amounts in this column reflect the increase during 2011 in the actuarial present value of the executive’s accumulated benefit under the Retirement Plan. We do not provide above market rates of return (defined by SEC rules as a rate that exceeds 120% of the federal long–term rate) under the Retirement Plan.

(4)	Represents cash distributions received on unvested phantom and performance units and, for Mr. Mercer and Dr. Gajdica, the amounts contributed by us to their 401(k) plans. Any perquisites or other personal benefits received were less than $10,000.

(5)	Dr. Gajdica joined us as Senior Vice President of Acquisitions effective June 1, 2010.

Grants of Plan–Based Awards

The following table sets forth certain information with respect to grants of performance units and phantom units to our named executive officers in 2011. There were no grants of non–equity incentives or option awards.

Name	Grant Date	All Other Unit Awards: Number of Units	Grant Date Fair Value of Unit Awards
John B. Walker	September 2011	45,000	$2,883,150
	December 2011	30,000	1,916,100

Mark A. Houser	September 2011	30,000	1,922,100
	December 2011	25,000	1,596,750

Michael E. Mercer	September 2011	24,000	1,537,680
	December 2011	23,000	1,469,010

Ronald J. Gajdica	September 2011	24,000	1,537,680
	December 2011	20,000	1,277,400

Frederick Dwyer	September 2011	6,000	384,420
	December 2011	3,000	191,610

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2011. There were no option awards outstanding.

Name	Number of Units That Have Not Yet Vested		Market Value of Units That Have Not Yet Vested(1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Yet Vested		Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Yet Vested (1)
John B. Walker	45,000	(2)	$10,296,875	30,000	(6)	$1,977,000
	26,250	(3)
	55,000	(4)
	30,000	(5)

Mark A. Houser	43,500	(2)	9,176,575	20,000	(6)	1,318,000
	23,250	(3)
	47,500	(4)
	25,000	(5)

Michael E. Mercer	42,500	(3)	8,484,625	16,000	(6)	1,054,400
	20,250	(4)
	43,000	(4)
	23,000	(5)

Ronald J. Gajdica	22,500	(3)	5,304,950	16,000	(6)	1,054,400
	38,000	(4)
	20,000	(5)

Frederick Dwyer	4,500	(2)	1,029,687	4,000	(6)	263,600
	2,625	(3)
	5,500	(4)
	3,000	(5)

(1)	Based on the closing price of our common units on December 31, 2011 of $65.90.

(2)	One–half of these phantom units vested in January 2012, with the remaining one–half vesting in January 2013.

(3)	One–third of these phantom units vested in January 2012, with one–third each vesting in January 2013 and January 2014.

(4)	These phantom units vested 25% in January 2012, with 25% each vesting in January 2013, January 2014 and January 2015.

(5)	These phantom units vest 25% each year beginning in January 2013.

(6)	The first tranche of these performance units was earned in September 2011 and vested 25% in January 2012, with 25% each vesting in January 2013, January 2014 and January 2015. The remaining tranches will be earned if trading in our common units on the NASDAQ Global Market closes at greater than $85 per unit for the second tranche and $100 per unit for the third tranche for three consecutive days. Once earned, the performance units vest 25% each year beginning in January 2012.

Option Exercises and Units Vested

The following table sets forth certain information with respect to phantom units and performance units vested during 2011. There were no option awards that vested.

Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)
John B. Walker	44,583	$1,942,035

Mark A. Houser	41,167	1,793,235

Michael E. Mercer	38,000	1,655,280

Ronald J. Gajdica	7,500	326,700

Frederick Dwyer	4,458	194,190

Pension Benefits

The following table sets forth certain information with respect to the Retirement Plan.

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During 2011
Michael E. Mercer	1	$76,016	$–

Ronald J. Gajdica	1	$64,736	–

(1)	The present value of the accumulated benefit is based on the RP 2011 IRS Combined Static Mortality Table, the applicable interest rates under IRC Section 430(h)(2)(D) and age 62 normal retirement age. These assumptions are prescribed under ERISA and could be considered reasonable under accounting standards generally accepted in the United States.

Retirement benefits are provided through the Retirement Plan, which is a defined benefit retirement plan. The Retirement Plan provides that the ultimate lump sum value of the benefit a participant will be eligible to receive is equal to the contributions made to the Retirement Plan on the participant’s behalf, adjusted by investment returns experienced during participation in the Retirement Plan. Payment of the benefit may begin on or after the participant has either terminated employment or attained age 62. Participants are always 100% vested in their benefit.

The Retirement Plan is a tax–qualified plan subject to Internal Revenue Code provisions that, as of December 31, 2011, limit recognized annual compensation to $245,000 and the annual retirement benefit to $195,000.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan.

Termination of Employment and Change–in–Control Provisions

Mr. Mercer is party to an employment agreement with EV Management which provides him with post–termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive. The discussion below describes the varying amounts payable in each of these situations. It assumes, in each case, that Mr. Mercer’s termination was effective as of December 31, 2011. In presenting this disclosure, we describe amounts earned through December 31, 2011 and, in those cases where the actual amounts to be paid out can only be determined at the time of Mr. Mercer’s separation from EV Management, our estimates of the amounts which would be paid out to him upon his termination.

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

If Mr. Mercer's employment is involuntarily terminated by EV Management (except for cause or due to the death of the executive) or if his employment is terminated due to disability or retirement, EV Management is obligated to pay as additional compensation an amount in cash equal to 104 weeks of his base salary in effect as of the termination date. Assuming he was terminated as of December 31, 2011, this amount would have been $345,294. In addition, he is entitled to continued group health plan coverage following the termination date for him and his eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage. He shall not be required to pay more for COBRA coverage than officers who are then in active service for EV Management and receiving coverage under the plan. Assuming he was terminated as of December 31, 2011, this amount would have been $34,383.

In the event Mr. Mercer’s employment terminates within the 12–month period immediately following the effective date of a change in control other than by reason of death, disability or for cause, he will be entitled to receive payment of the compensation and benefits as set forth above and to become 100% fully vested in all unvested shares or units of equity compensation granted as of the effective date of the change in control. Assuming a change in control as of December 31, 2011, this amount would have been $345,294, representing 104 weeks of base salary, $8,484,625, representing vesting of unvested units and vesting of unearned units, and $34,383 representing COBRA coverage.

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

Provisions Under Phantom Unit and Performance Unit Award Agreements

Both the phantom unit award agreements and performance unit award agreements provide that any unvested units will vest upon Mr. Mercer’s death, disability, termination of employment other than for cause and upon a change of control. Assuming termination of employment or change of control as of December 31, 2011, the value of the awards would have been $8,484,625. If he resigns or his employment or is terminated for cause, all unvested units are forfeited. Upon vesting, the units may be paid in cash equal to the fair market value of the units on the date immediately preceding the vesting date, at the option of our general partner. The definitions of the terms such as “cause” and “change in control” in the award agreements are substantially similar to the definitions in the employment agreements.

Compensation of Directors

We use a combination of cash and unit–based inventive compensation to attract and retain qualified candidates to serve on EV Management’s board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill level we require of members of the board. In addition, our compensation committee reviews director compensation at our peer group companies.

In 2011, directors who were not officers or employees of EV Management, EnCap or their respective affiliates received an annual retainer of $30,000, with the chairman of the audit committee receiving an additional annual fee of $4,000 and the chairmen of the compensation committee and conflicts committee receiving an additional annual fee of $2,000. In addition, each non–employee director receives $1,000 per committee meeting attended ($500 if by phone) and is reimbursed for his out of pocket expenses in connection with attending meetings. We indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.

Based on the compensation committee’s review of fees paid to directors at our peer group companies, the compensation committee determined to increase the annual retainer to $35,000 in 2012.

Each of the independent directors was awarded 2,625 phantom units in December 2011. Mr. Petersen, who is not an independent director because of his affiliations with EnCap, was awarded 2,250 phantom units in December 2011. These phantom units vest 25% each year beginning in January 2013.

The following table discloses the cash unit awards and other compensation earned, paid or awarded to each of EV Management’s directors during year ended December 31, 2011:

Name (1)	Fees Earned or Paid in Cash ($)	Unit Awards (2) ($)	All Other Compensation (3) ($)	Total
Victor Burk (4)	$45,000	$167,659	$20,527	$233,186
James R. Larson (4)	45,000	167,659	20,527	233,186
George Lindahl III (4)	44,000	167,659	20,527	232,186
Gary R. Petersen (4)	–	143,708	17,106	160,814

(1)	Messrs. Walker and Houser are not included in this table as they are employees of EnerVest and receive no compensation for their services as directors. Mr. Petersen is not an independent director because of his affiliations with EnCap and does not receive a cash director’s fee.

(2)	Reflects the aggregate grant date fair value of the phantom units granted in December 2011 computed in accordance with ASC Topic 718.

(4)	Reflects the dollar amount of compensation recognized for financial statement reporting purposes for the year ended December 31, 2011 for distributions paid on the unvested phantom units.

(5)	As of December 31, 2011, Messrs. Burk, Larson and Lindahl each have 9,375 equity awards outstanding and Mr. Petersen has 6,875 equity awards outstanding

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Based solely on a review of the copies of reports on Schedules 13D and 13G and amendments thereto furnished to us, we believe that there were no beneficial owners of more than 5% of our common units as of February 17, 2012 other than set forth under “Security Ownership of Management.”

Security Ownership of Management

The following table sets forth the beneficial ownership of our units as of February 17, 2012 held by:

•	each member of the Board of Directors of EV Management

•	each named executive officer of EV Management; and

•	all directors and executive officers of EV Management as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Class B Units Beneficially Owned	Percentage of Class B Units Beneficially Owned	Percentage of Common Units and Class B Units Beneficially Owned
5% Beneficial Owner:
FMR LLC (2)	3,417,285	8.9%	–	–	8.1%
82 Devonshire Street
Boston, MA 02109

Officers and Directors:
John B. Walker (3)	1,038,224	2.7%	755,766	19.5%	4.2%
Mark A. Houser (4)	455,777	1.2%	287,497	7.4%	1.8%
Michael E. Mercer	172,232	*	58,100	1.5%	*
Ronald J. Gajdica	23,900	*	19,367	*	*
Frederick Dwyer	21,764	*	11,929	*	*
Victor Burk	9,625	*	–	–	*
James R. Larson	7,625	*	–	–	*
George Lindahl III	58,325	*	–	–	*
Gary R. Petersen (5)	3,749	*	919,922	23.7%	2.2%
All directors and executive officers as a group (9 persons)	1,791,221	4.7%	2,052,581	53.0%	9.1%

* Less than 1%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 1001 Fannin Street, Suite 800, Houston, TX 77002.

(2)	FMR LLC’s mailing address is 82 Devonshire Street, Boston, MA 02109. All information in the table and in this notice with respect to FMR LLC (“FMR”) is based solely on the Schedule 13G filed by FMR with the SEC on February 14, 2012. According to the Schedule 13G, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,417,193 common units, or approximately 8.9% of our outstanding common units, as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR, through its control of Fidelity and the Funds, each has sole power to dispose of the 3,417,193 shares owned by the Funds. The Schedule 13G states that members of the family of Edward C. Johnson 3d, Chairman of FMR, representing 49% of the voting power of FMR may be deemed under the Investment Company Act of 1940 to form a controlling group with respect to FMR. According to the Schedule 13G, the Funds’ Boards of Trustees has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. In addition, Pyramis Global Advisors Trust Company ("PGATC"), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly-owned subsidiary of FMR and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 92 of our common units as a result of its serving as investment manager of institutional accounts owning such units. Edward C. Johnson 3d and FMR, through its control of PGATC, each has sole dispositive power over 92 common units and sole power to vote or to direct the voting of 92 common units owned by the institutional accounts managed by PGATC.

(3)	Includes 745,332 common units and 755,766 Class B units owned by John B. and Lisa A. Walker, L.P., 10,000 common units owned by Mr. Walker’s spouse and 600 common units owned by Mr. Walker’s children. Also includes 100,000 common units held in an account with a bank and pledged as collateral security for the repayment of debit balances, if any, in such account. Mr. Walker disclaims beneficial ownership of these common and Class B units.

(4)	Includes 212,520 common units and 89,468 Class B units owned by DSEA II, LP, a limited partnership of which Mr. Houser and his spouse manage the general partner and 58,000 common units owned by trusts for Mr. Houser’s children. Mr. Houser disclaims beneficial ownership of these common and Class B units.

(5)	Includes 2,092 common units and 513,607 Class B units owned by EnCap Energy Capital Fund V, L.P. and 1,657 common units and 406,315 Class B units owned by EnCap V-B Acquisitions, L.P. EnCap V-B Acquisitions GP, LLC, as the general partner of EnCap V-B Acquisitions, L.P., EnCap Energy Capital Fund V-B, L.P., as the general partner of EnCap V-B Acquisitions GP, LLC, EnCap Equity Fund V GP, L.P., as the general partner of each of EnCap Energy Capital Fund V, L.P. and EnCap Energy Capital Fund V–B, L.P., EnCap Investments L.P., as the general partner of EnCap Equity Fund V GP, L.P., EnCap Investments GP, L.L.C., as the general partner of EnCap Investments L.P., RNBD GP LLC, as the sole member of EnCap Investments GP, L.L.C., and David B. Miller, Gary R. Petersen, D. Martin Phillips, and Robert L. Zorich, as the members of RNBD GP LLC may be deemed to share voting and dispositive control over the common units owned by EnCap Energy Capital Fund V, L.P. and EnCap V–B Acquisitions, L.P. Each of EnCap V–B Acquisitions GP, LLC, EnCap Energy Capital Fund V-B, L.P., EnCap Equity Fund V GP, L.P., EnCap Investments L.P., EnCap Investments GP, L.L.C., RNBD GP LLC, David B. Miller, Gary R. Petersen, D. Martin Phillips, and Robert L. Zorich disclaim beneficial ownership of the reported securities in excess of such entity’s or person’s respective pecuniary interest in the securities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The number of common units which we may issue under the Plan is 4.5 million. The following table summarizes information about our equity compensation plans as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,225,578	–	2,745,889
Equity compensation plans not approved by security holders	–	–	–
Total	1,225,578	–	2,745,889

For a description of our equity compensation plan, please see the discussion under Item 11 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our partnership agreement provides that whenever a potential conflict exists or arises between our general partner or its affiliates, on the one hand, and us, on the other hand, any resolution or course of action by the general partner shall be permitted and deemed approved by all of the partners, and shall not constitute a breach of the partnership agreement or any duty stated or implied by law or equity if the resolution or the course of action taken in respect of such conflict of interest is approved by a vote of a majority of the members of our conflicts committee. Our partnership agreement does not require that we submit potential conflicts to our conflicts committee, but as a matter of course, our general partner submits to our conflicts committee for review any transaction that involves or may involve a conflict of interest. Other than the provision of our partnership agreement, we have no written policies or procedures for the conflicts committee to follow in making these determinations.

Ownership in Our General Partner by the Management of EV Management and EnCap

Our general partner, EV Energy GP, is owned 71.25% by EnerVest, 23.75% by EnCap and 5% by EV Investors. Our general partner has a 2% interest in us and owns all of the incentive distribution rights, which entitle our general partner to a portion of the distributions we make. The distributions we will make to our general partner are described under Item 5. While EnerVest and EV Investors are under common control with us, EnCap is deemed our affiliate because EnCap has designated a director to the board of directors of EV Management.

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

During 2011, we paid EnerVest $10.9 million in monthly administrative fees under the omnibus agreement. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and includes a deduction for the value of the awards we issue to EnerVest employees (including Messrs. Walker, Houser and Dwyer) who perform services for us. We believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. The initial term of the omnibus agreement expired on December 31, 2011. In December 2011, EV Management and EnerVest extended the term of the omnibus agreement through 2012.

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

During 2011, we reimbursed EnerVest approximately $15.5 million for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis.

Acquisitions with Institutional Partnerships Managed by EverVest

EnerVest is the general partner of institutional partnerships formed to acquire, develop and produce oil and natural gas properties. EnerVest generally has a 1% interest in the institutional partnerships that they manage, which increases to 20% following return of invested capital and a stated rate of return.

On December 1, 2011, we, along with certain institutional partnerships managed by EnerVest, acquired oil and natural gas properties in the Barnett Shale. We acquired a 31.02% proportional interest in these properties for $75.7 million, subject to customary purchase price adjustments.

On December 20, 2011, we, along with certain institutional partnerships managed by EnerVest, acquired additional oil and natural gas properties in the Barnett Shale. We acquired a 31.63% proportional interest in these properties for $271.4 million, subject to customary purchase price adjustments.

In addition to the acquisitions described above, we, along with certain institutional partnerships managed by EnerVest, acquired a proportional 31.02% interest in oil and natural gas properties in Barnett Shale for an aggregate purchase price of $17.3 million.

The purchase prices we paid for these properties were the same as the purchase prices paid by these institutional partnerships, appropriately adjusted to reflect the interest acquired.

Acquisitions from Institutional Partnerships Managed by EverVest

In August 2011, followed by a second closing in October 2011, we acquired oil and natural gas properties in the Appalachian Basin from certain institutional partnerships managed by EnerVest for an aggregate purchase price of $31.1 million, subject to customary purchase price adjustments.

Overriding Royalty Interest Partnership

In 2011, we and certain institutional partnerships managed by EnerVest carved out 7.5% ORRI from 315,000 net (419,000 gross) acres (the "Underlying Properties") in Ohio, which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership.  EnerVest is the general partner of this partnership.  The ORRI will entitle the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties.  We own a 48% limited partner interest in the partnership.

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

Long–Term Incentive Awards

We award phantom units under the Plan to employees of EverVest who provide services to us. These units are awarded to particular employees based on the recommendation of EnerVest’s senior management. During 2011, we awarded an aggregate of 0.2 million phantom units to such employees. The market value of these units on the date of grant was approximately $11.7 million. In negotiating the fee we pay EnerVest under the omnibus agreement, the value of these phantom units is taken into account as an offset to the fee.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of EV Management selected Deloitte & Touche LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2011. The audit committee’s charter requires the audit committee to approve in advance all audit and non–audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit–related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2011 were approved by the audit committee.

Fees paid to Deloitte & Touche LLP are as follows:

	2011		2010
Audit fees (1)	$791,300		$779,000
Audit–related fees	307,000	(2)	198,690	(3)
Tax fees	–		–
All other fees	–		–
Total	$1,098,300		$977,690

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)	Represents fees for professional services provided in connection with our March Form S–8 and Form S–3, our public equity offerings in March 2011 and February 2012, our debt offering in March, and our September Form S–4

(3)	Represents fees for professional services provided in connection with our two public equity offerings and our current report on Form 8–K/A related the September 2010 acquisition of oil and natural gas properties in the Mid–Continent area.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10–K.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our consolidated financial statements and related notes.

(3)	Exhibits

The exhibits listed below are filed or furnished as part of this report:

1.1	Underwriting Agreement dated as of March 4, 2011, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, RBC Capital Markets, LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Raymond James & Associates Inc., and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (iincorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 10, 2011).

1.2	Purchase Agreement, dated as of March 17, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and the representatives of the Initial Purchasers named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

1.3	Underwriting Agreement dated as of February 10, 2012, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 15, 2012).

2.1	Purchase Agreement by and between Encana Oil & Gas (USA) Inc., as Seller, and EnerVest Energy Institutional Fund XII–A, L.P., EnerVest Energy Institutional Fund XII–WIB, L.P., EnerVest Energy Institutional Fund XII–WIC, L.P., EnerVest Holding, L.P. and EV Properties, L.P., collectively as Buyer, dated November 2, 2011(incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 9, 2012).

2.2	First Amendment to Purchase Agreement (incorporated by reference from Exhibit 2.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 9, 2012).

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Omnibus Agreement, dated September 29, 2006, by and among EnerVest Management Partners, Ltd., EV Management, LLC, EV Energy GP, L.P., EV Energy Partners, L.P., and EV Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.2	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and EnerVest Production Partners, L.P. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.3	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.4	EV Energy Partners, L.P. Long–Term Incentive Plan (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.5	Employment Agreement, dated October 1, 2006, by and between EV Management, LLC and Michael E. Mercer. (incorporated by reference from Exhibit 10.7 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.6	Amended and Restated Credit Agreement dated as of October 1, 2007, among EV Energy Partners, L.P., as Parent, EV Properties, L.P., as Borrower, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders named therein (incorporated by reference from Exhibit 10.13 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 14, 2008).

10.7	First Amendment dated August 28, 2008 to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on September 4, 2008).

10.8	Omnibus Agreement Extension, dated December 20, 2011, by and between EnerVest, Ltd. and EV Energy GP, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on December 20, 2011).

*10.9	Form of EV Energy Partners, L.P. Incentive Unit Agreements (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.10	Third Amendment dated April 10, 2009 to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 16, 2009).

10.11	Purchase and Sale Agreement by and between Range Resources – Appalachia, LLC and EnerVest Institutional Fund XI–A, L.P., EnerVest Institutional Fund XI–WI, L.P., CGAS Properties, L.P. and EnerVest Operating, L.L.C. dated February 5, 2010 (incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on February 8, 2010).

10.12	Underwriting Agreement dated as of February 9, 2010, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, RBC Capital Markets Corporation, Citigroup Global Markets Inc., Raymond James & Associates, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 12, 2010).

10.13	Fourth Amendment dated April 26, 2010 to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 30, 2010).

10.14	Purchase and Sale Agreement by and between Petrohawk Properties, LP, KCS Resources, LLC and Hawk Field Services, LLC and EV Properties, L.P. dated August 9, 2010 (incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on August 10, 2010).

10.15	Underwriting Agreement dated as of August 11, 2010, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Citigroup Global Markets Inc., Raymond James & Associates, Inc., RBC Capital Markets Corporation, Wells Fargo Securities, LLC and UBS Securities LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on August 16, 2010).

10.16	Fifth Amendment dated September 30, 2010 to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 6, 2010).

10.17	Purchase and Sale Agreement by and between Talon Oil & Gas LLC and EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., EnerVest Energy Institutional Fund XII-A, L.P., EnerVest Energy Institutional Fund XII-WIB, L.P., EnerVest Energy Institutional Fund XII-WIC, L.P., EnerVest Holding, L.P. and EV Properties, L.P. dated October 25 (incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 29, 2010).

10.18	Sixth Amendment dated December 17, 2010 to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 22, 2010).

10.19	Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein. (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

10.20	First Amendment dated December 21, 2011 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 27, 2011).

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report (incorporated by reference from Exhibit 99.2 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on February 9, 2012).

++101	Interactive Data Files

*	Management contract or compensatory plan or arrangement

+	Filed herewith

++	Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: February 29, 2012	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/JOHN B. WALKER	Executive Chairman	February 29, 2012
John B. Walker	(principal executive officer)

/s/MARK A. HOUSER	President, Chief Executive Officer and Director	February 29, 2012
Mark A. Houser

/s/MICHAEL E. MERCER	Senior Vice President and Chief Financial Officer	February 29, 2012
Michael E. Mercer	(principal financial officer)

/s/FREDERICK DWYER	Controller	February 29, 2012
Frederick Dwyer	(principal accounting officer)

/s/VICTOR BURK	Director	February 29, 2012
Victor Burk

/s/JAMES R. LARSON	Director	February 29, 2012
James R. Larson

/s/GEORGE LINDAHL III	Director	February 29, 2012
George Lindahl, III

/s/GARY R. PETERSEN	Director	February 29, 2012
Gary R. Petersen

EXHIBIT INDEX

1.1	Underwriting Agreement dated as of March 4, 2011, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, RBC Capital Markets, LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Raymond James & Associates Inc., and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 10, 2011).

1.2	Purchase Agreement, dated as of March 17, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and the representatives of the Initial Purchasers named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

1.3	Underwriting Agreement dated as of February 10, 2012, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 15, 2012).

2.1	Purchase Agreement by and between Encana Oil & Gas (USA) Inc., as Seller, and EnerVest Energy Institutional Fund XII–A, L.P., EnerVest Energy Institutional Fund XII–WIB, L.P., EnerVest Energy Institutional Fund XII–WIC, L.P., EnerVest Holding, L.P. and EV Properties, L.P., collectively as Buyer, dated November 2, 2011(incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 9, 2012).

2.2	First Amendment to Purchase Agreement (incorporated by reference from Exhibit 2.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 9, 2012).

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Omnibus Agreement, dated September 29, 2006, by and among EnerVest Management Partners, Ltd., EV Management, LLC, EV Energy GP, L.P., EV Energy Partners, L.P., and EV Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.2	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and EnerVest Production Partners, L.P. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.3	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.4	EV Energy Partners, L.P. Long–Term Incentive Plan (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.5	Employment Agreement, dated October 1, 2006, by and between EV Management, LLC and Michael E. Mercer. (incorporated by reference from Exhibit 10.7 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.6	Amended and Restated Credit Agreement dated as of October 1, 2007, among EV Energy Partners, L.P., as Parent, EV Properties, L.P., as Borrower, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders named therein (incorporated by reference from Exhibit 10.13 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 14, 2008).

10.7	First Amendment dated August 28, 2008 to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on September 4, 2008).

10.8	Omnibus Agreement Extension, dated December 20, 2011, by and between EnerVest, Ltd. and EV Energy GP, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on December 20, 2011).

*10.9	Form of EV Energy Partners, L.P. Incentive Unit Agreements (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.10	Third Amendment dated April 10, 2009 to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 16, 2009).

10.11	Purchase and Sale Agreement by and between Range Resources – Appalachia, LLC and EnerVest Institutional Fund XI–A, L.P., EnerVest Institutional Fund XI–WI, L.P., CGAS Properties, L.P. and EnerVest Operating, L.L.C. dated February 5, 2010 (incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on February 8, 2010).

10.12	Underwriting Agreement dated as of February 9, 2010, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, RBC Capital Markets Corporation, Citigroup Global Markets Inc., Raymond James & Associates, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 12, 2010).

10.13	Fourth Amendment dated April 26, 2010 to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 30, 2010).

10.14	Purchase and Sale Agreement by and between Petrohawk Properties, LP, KCS Resources, LLC and Hawk Field Services, LLC and EV Properties, L.P. dated August 9, 2010 (incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on August 10, 2010).

10.15	Underwriting Agreement dated as of August 11, 2010, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Citigroup Global Markets Inc., Raymond James & Associates, Inc., RBC Capital Markets Corporation, Wells Fargo Securities, LLC and UBS Securities LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on August 16, 2010).

10.16	Fifth Amendment dated September 30, 2010 to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 6, 2010).

10.17	Purchase and Sale Agreement by and between Talon Oil & Gas LLC and EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., EnerVest Energy Institutional Fund XII-A, L.P., EnerVest Energy Institutional Fund XII-WIB, L.P., EnerVest Energy Institutional Fund XII-WIC, L.P., EnerVest Holding, L.P. and EV Properties, L.P. dated October 25 (incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 29, 2010).

10.18	Sixth Amendment dated December 17, 2010 to Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 22, 2010).

10.19	Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein. (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

10.20	First Amendment dated December 21, 2011 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 27, 2011).

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report (incorporated by reference from Exhibit 99.2 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on February 9, 2012).

++101	Interactive Data Files

*	Management contract or compensatory plan or arrangement

+	Filed herewith

++	Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.