Form 10-Q
period 2012-03-31
EV Energy Partners, LP
filed 2012-05-09
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

YES ☐ NO ☑

As of May 4, 2012, the registrant had 38,447,350 common units outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$34,425	$30,312
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	45,486	36,926
Related party	2,354	–
Other	696	459
Derivative asset	92,483	81,772
Other current assets	1,914	3,084
Assets held for sale	69	6,597
Total current assets	177,427	159,150

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; March 31, 2012, $268,644; December 31, 2011, $244,092	1,815,984	1,768,529
Other property, net of accumulated depreciation and amortization; March 31, 2012, $486; December 31, 2011, $447	1,363	1,345
Long–term derivative asset	60,295	57,643
Other assets	24,849	16,557
Total assets	$2,079,918	$2,003,224

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Third party	$54,695	$34,705
Related party	–	870
Derivative liability	1,355	618
Liabilities held for sale	–	602
Total current liabilities	56,050	36,795

Asset retirement obligations	93,520	90,803
Long–term debt	734,167	953,023
Long–term liabilities	1,131	2,564
Long–term derivative liability	1,549	–

Commitments and contingencies

Owners’ equity:
Common unitholders – 38,447,350 units and 34,173,650 units issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,203,464	935,425
Class B unitholders – 3,873,357 units issued and outstanding as of March 31, 2012 and December 31, 2011	(35)	232
General partner interest	(9,928)	(15,618)
Total owners’ equity	1,193,501	920,039
Total liabilities and owners’ equity	$2,079,918	$2,003,224

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Oil, natural gas and natural gas liquids	$76,801	$59,621
Transportation and marketing–related	930	1,401
Total revenues	77,731	61,022

Operating costs and expenses:
Lease operating expenses	28,600	17,362
Cost of purchased natural gas	645	1,050
Dry hole and exploration costs	2,173	403
Production taxes	3,282	2,651
Asset retirement obligations accretion expense	1,208	966
Depreciation, depletion and amortization	24,591	17,564
General and administrative expenses	12,117	8,593
Impairment of oil and natural gas properties	635	1,588
Total operating costs and expenses	73,251	50,177

Operating income	4,480	10,845

Other income (expense), net:
Realized gains on derivatives, net	24,190	15,038
Unrealized gains (losses) on derivatives, net	11,661	(54,551)
Interest expense	(11,084)	(5,159)
Other income (expense), net	4	(80)
Total other income (expense), net	24,771	(44,752)

Income (loss) before income taxes	29,251	(33,907)
Income taxes	(658)	(82)
Net income (loss)	$28,593	$(33,989)
General partner’s interest in net income (loss), including incentive distribution rights	$572	$2,254
Limited partners’ interest in net income (loss)	$28,021	$(36,243)

Net income (loss) per limited partner unit:
Basic	$0.69	$(1.14)
Diluted	$0.69	$(1.14)

Weighted average limited partner units outstanding:
Basic	40,440	31,696
Diluted	40,760	31,696

Distributions declared per unit	$0.764	$0.760

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands, except number of units)

(Unaudited)

	Common Unitholders	Class B Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2011	$935,425	$232	$(15,618)	$920,039
Conversion of 41,075 vested phantom units	2,836	–	–	2,836
Proceeds from public equity offering, net of offering costs of $157	262,676	–	–	262,676
Contributions from general partner	–	–	5,714	5,714
Distributions	(26,264)	(2,955)	(596)	(29,815)
Equity–based compensation	3,458	–	–	3,458
Net income	25,333	2,688	572	28,593
Balance, March 31, 2012	$1,203,464	$(35)	$(9,928)	$1,193,501

	Common Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2010	$779,327	$(5,380)	$773,947
Conversion of 80,534 vested phantom units	3,508	–	3,508
Proceeds from public equity offering, net of offering costs of $248	146,860	–	146,860
Contributions from general partner	–	3,191	3,191
Distributions	(23,319)	(3,158)	(26,477)
Equity–based compensation	1,214	–	1,214
Net loss	(33,309)	(680)	(33,989)
Balance, March 31, 2011	$874,281	$(6,027)	$868,254

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$28,593	$(33,989)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Dry hole costs	225	2
Asset retirement obligations accretion expense	1,208	966
Depreciation, depletion and amortization	24,591	17,564
Equity–based compensation	4,280	2,137
Impairment of oil and natural gas properties	635	1,588
Noncash derivative activity	(11,661)	54,551
Deferred income taxes	581	–
Other	1,714	273
Changes in operating assets and liabilities:
Accounts receivable	(11,150)	(8,738)
Other current assets	245	(171)
Accounts payable and accrued liabilities	20,382	1,857
Other, net	(1,144)	(154)
Net cash flows provided by operating activities	58,499	35,886

Cash flows from investing activities:
Acquisition of oil and natural gas properties	(36,544)	–
Additions to oil and natural gas properties	(29,067)	(13,407)
Proceeds from sale of oil and natural gas properties	5,489	–
Investments in unconsolidated affiliates	(11,597)	–
Settlements from acquired derivatives	1,687	–
Net cash flows used in investing activities	(70,032)	(13,407)

Cash flows from financing activities:
Long–term debt borrowings	35,000	–
Repayments of long–term debt borrowings	(460,000)	(431,500)
Proceeds from debt offering	206,000	292,500
Loan costs paid	(3,929)	(695)
Proceeds from public equity offering	262,833	147,108
Offering costs	(157)	(248)
Contributions from general partner	5,714	3,191
Distributions paid	(29,815)	(26,477)
Net cash flows provided by (used in) financing activities	15,646	(16,121)

Increase in cash and cash equivalents	4,113	6,358
Cash and cash equivalents – beginning of period	30,312	23,127
Cash and cash equivalents – end of period	$34,425	$29,485

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

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10–K for the year ended December 31, 2011.

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

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
Liability awards	$822	$923
Equity awards	3,458	1,214
Total	$4,280	$2,137

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of March 31, 2012, total unrecognized compensation costs related to the unvested liability awards and equity awards and the period over which they are expected to be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Period (in years)
Liability awards	$2,221	0.8
Equity awards	40,213	3.0

NOTE 3. ACQUISITIONS AND DIVESTITURE

In February 2012 and March 2012, we, along with certain institutional partnerships managed by EnerVest, had additional closings on the oil and natural gas properties in the Barnett Shale that we acquired in December 2011. We acquired a 31.63% proportional interest in these properties for an aggregate purchase price of $36.5 million, subject to customary purchase price adjustments. Pro forma results of operations have not been presented as the amounts would not be material to our unaudited condensed consolidated statements of operations.

In March 2012, we sold a portion of the assets and liabilities held for sale for $5.5 million.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

We own 9.0% of Cardinal Gas Services, LLC (“Cardinal”), which is constructing the gathering systems for production generated from the assets in which a partial interest was sold in the December 2011 transaction with Total E&P USA, Inc. and Chesapeake Energy Corporation (the “Total Transaction”). We also own 8% of Utica East Ohio Midstream LLC (“UEO”), which is constructing the natural gas processing plant, natural gas liquids fractionation plant, and connecting pipelines for the assets that are part of the Total Transaction. It is expected that the UEO facilities will also process third party production. We account for our investments in Cardinal and UEO using the equity method of accounting. Accordingly, we recognize our proportionate share of the earnings or losses of Cardinal and UEO in the period in which they are reported by Cardinal and UEO in their financial statements rather than in the period in which Cardinal and UEO declare a dividend. Dividends received from Cardinal and UEO decrease the carrying amount of our investments.

The activity from these investees was not significant to our unaudited condensed consolidated statements of operations for the three months ended March 31, 2012. As of March 31, 2012 and December 31, 2011, the carrying amount of our investments was $12.1 million and $0.5 million, respectively, and is included in “Other assets” in our unaudited condensed consolidated balance sheets.

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of March 31, 2012, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Oil (MBbls):
Swaps – April 2012 to December 2012	739.0	$95.62	$		$
Collars – April 2012 to December 2012	343.2			104.54		156.77
Swaps – 2013	1,532.8	89.08
Swaps – 2014	1,152.7	91.35

Natural Gas (MmmBtus):
Swaps – April 2012 to December 2012	24,643.0	4.89
Collars – April 2012 to December 2012	4,973.1			7.94		9.90
Swaps – 2013	35,879.5	4.95
Swaps – 2014	15,184.0	5.73
Swaps – 2015	15,147.5	5.97

Ethane (MBbls):
Swaps – April 2012 to December 2012	550.0	29.18

Propane (MBbls):
Swap – April 2012 to December 2012	275.0	53.97

As of March 31, 2012, we had also entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
April 2012 – July 2012	$90,000	1 Month LIBOR	4.157%
April 2012 – September 2012	40,000	1 Month LIBOR	2.145%
July 2012 – July 2015	110,000	1 Month LIBOR	3.315%

The fair value of these derivatives was as follows:

	Asset Derivatives		Liability Derivatives
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Commodity contracts	$165,250	$152,506	$5,873	$3,699
Interest rate swaps	–	–	9,503	10,010
Total fair value	165,250	152,506	15,376	13,709
Netting arrangements	(12,472)	(13,091)	(12,472)	(13,091)
Net recorded fair value	$152,778	$139,415	$2,904	$618

Location of derivatives in our unaudited condensed consolidated balance sheets:
Derivative asset	$92,483	$81,772	$–	$–
Long–term derivative asset	60,295	57,643	–	–
Derivative liability	–	–	1,355	618
Long–term derivative liability	–	–	1,549	–
	$152,778	$139,415	$2,904	$618

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of March 31, 2012 and December 31, 2011, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the impact of derivatives and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
Realized gains on derivatives, net:
Commodity contracts	$25,306	$17,177
Interest rate swaps	(1,116)	(2,139)
Total	$24,190	$15,038

Unrealized gains (losses) on derivatives, net:
Commodity contracts	$11,154	$(56,057)
Interest rate swaps	507	1,506
Total	$11,661	$(54,551)

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012:
Recurring basis:
Assets:
Commodity contracts	$165,250	$–	$165,250	$–

Liabilities:
Commodity contracts	$5,873	–	$5,873	$–
Interest rate swaps	9,503	–	9,503	–
	$15,376	$–	$15,376	$–

As of December 31, 2011:
Recurring basis:
Assets:
Commodity contracts	$152,506	$–	$152,506	$–

Liabilities:
Commodity contracts	$3,699	–	$3,699	$–
Interest rate swaps	10,010	–	10,010	–
	$13,709	$–	$13,709	$–

Recurring Basis

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives based on observable market data for similar instruments. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the three months ended March 31, 2012.

Nonrecurring Basis

In March 2012, in conjunction with the sale of assets held for sale, we incurred $0.4 million of additional impairment charges to write down assets held for sale with a carrying amount of $6.5 million to their fair value of $6.1 million. The impairment charge was included in earnings for the three months ended March 31, 2012. The fair value was determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

In March 2011, in conjunction with the sale of oil and natural gas properties, we incurred impairment charges of $1.6 million to write down oil and natural gas properties with a carrying amount of $2.8 million to their fair value of $1.2 million. The impairment charge was included in earnings for the three months ended March 31, 2011. The fair value was determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. As of March 31, 2012 and December 31, 2011, the estimated fair value of our senior notes due 2019 was $514.4 million and $306.8 million, respectively, which differs from the carrying value of $499.2 million and $293.0 million, respectively. The fair value of the senior notes due 2019 was determined using Level 2 inputs consisting of quoted market prices for similar trades of such debt obtained from independent brokers.

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

Balance as of December 31, 2011	$93,225
Liabilities incurred	375
Accretion expense	1,208
Revisions in estimated cash flows	1,056
Settlements and divestitures	(112)
Balance as of March 31, 2012	$95,752

As of March 31, 2012 and December 31, 2011, $2.2 million and $2.4 million, respectively, of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 8. LONG–TERM DEBT AND SUBSEQUENT EVENT

Credit Facility

As of March 31, 2012, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.25 to 1.0. As of March 31, 2012, we were in compliance with these financial covenants.

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.35% at March 31, 2012).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of March 31, 2012, the borrowing base under the facility was $750.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

We had $235.0 million and $660.0 million outstanding under the facility at March 31, 2012 and December 31, 2011, respectively.

In April 2012, our borrowing base was reaffirmed at $750.0 million.

8.0% Senior Notes due 2019

On March 13, 2012, we issued an additional $200.0 million in aggregate principal amount of 8.0% senior unsecured notes due 2019 (the “Additional Notes”) at an offering price equal to 103% of par, or $206.0 million, plus $6.6 million of accrued interest from October 15, 2011 pursuant to the same indenture under which our existing $300.0 million of 8.0% senior unsecured notes due 2019 (the “Existing Notes”) were issued. The Additional Notes and Existing Notes will be treated as a single class of debt securities under the indenture. We received proceeds of $202.1 million after payment of $3.9 million of offering expenses. We used the proceeds to repay indebtedness under our credit facility.

Our senior notes due 2019 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither we nor Finance have independent assets or operations apart from the assets and operations of our subsidiaries.

The aggregate carrying amount of our senior notes due 2019 was $499.2 million and $293.0 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, we had accrued interest of $18.3 million and $5.0 million, respectively, related to our senior notes due 2019. These amounts are included in “Accounts payable and accrued liabilities – third party” in our unaudited condensed consolidated balance sheets.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our condensed consolidated financial statements, and no amounts have been accrued at March 31, 2012 or December 31, 2011.

As of March 31, 2012, we expect our commitment to fund the construction activities for Cardinal and UEO to be between $45.0 million and $55.0 million for the remainder of 2012 and to be between $100.0 million and $115.0 million for 2013 and 2014.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 10. OWNERS’ EQUITY

Units Outstanding

At March 31, 2012, owner’s equity consists of 38,447,350 common units and 3,873,357 Class B units, collectively representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Issuance of Units

In January 2012, we issued 0.2 million common units related to the vesting of equity–based awards. Of this amount, 0.04 million were phantom units accounted for as liability awards, and these phantom units vested as a fair value of $2.8 million. In conjunction with the vesting of these units, we received a contribution of $0.3 million by our general partner to maintain its 2% interest in us.

In February 2012, we closed a public offering of 4.025 million common units at an offering price of $67.95 per common unit. We received proceeds of $268.0 million, including a contribution of $5.4 million by our general partner to maintain its 2% interest in us. We used the proceeds to repay indebtedness outstanding under our credit facility.

Cash Distributions

On January 20, 2012, the board of directors of EV Management declared a $0.763 per unit distribution for the fourth quarter of 2011 on all common and Class B units. The distribution was paid on February 12, 2012 to unitholders of record at the close of business on January 30, 2012. The aggregate amount of the distribution was $29.8 million.

 On April 26, 2012, the board of directors of EV Management declared a $0.764 per unit distribution for the first quarter of 2012 on all common and Class B units. The distribution of $33.0 million is to be paid on May 15, 2012 to unitholders of record at the close of business on May 8, 2012.

NOTE 11. NET INCOME (LOSS) PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income (loss) per limited partner unit:

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$28,593	$(33,989)
Less:
Incentive distribution rights	–	(2,934)
General partner’s 2% interest in net (income) loss	(572)	680
Limited partners’ interest in net income (loss)	$28,021	$(36,243)

Weighted average limited partner units outstanding:
Common units	36,425	31,572
Class B units	3,873	–
Performance units (1)	142	124
Denominator for basic net income (loss) per limited partner unit	40,440	31,696
Dilutive phantom units	320	–
Denominator for diluted net income (loss) per limited partner unit	40,760	31,696

Net income (loss) per limited partner unit:
Basic	$0.69	$(1.14)
Diluted	$0.69	$(1.14)

_____________

(1)	Our earned but unvested performance units are considered to be participating securities for purposes of calculating our net income per limited partner unit and, accordingly, are included in the basic computation as such.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to our omnibus agreement with EnerVest, we paid EnerVest $3.3 million and $2.7 million in the three months ended March 31, 2012 and 2011, respectively, in administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. During the three months ended March 31, 2012 and 2011, we reimbursed EnerVest approximately $4.0 million and $3.8 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows:

	Three Months Ended March 31,
	2012	2011
Supplemental cash flows information:
Cash paid for interest	$3,801	$4,248

Non–cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	12,555	7,872
Disbursement from escrow account for additions to oil and natural gas properties	6,800	–
Proceeds from final purchase price settlement in accounts receivable	–	1,873
Proceeds from sale of oil and natural gas properties in accounts receivable	–	1,170

NOTE 14. NEW ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011–11, Disclosures about Offsetting Assets and Liabilities. This ASU affects all entities that have financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011–11 requires an entity to disclose information about offsetting and related arrangements to enable user of its financial statements to understand the effect of those arrangements on its financial position. The provisions of ASU 2011–11 are applicable to annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. We will adopt ASU 2011–11 on January 1, 2013, and we have not yet determined the impact of this ASU on our unaudited condensed consolidated financial statements.

No other new accounting pronouncements issued or effective during the three months ended March 31, 2012 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudtied condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2011.

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

CURRENT DEVELOPMENTS

In February 2012 and March 2012, we, along with certain institutional partnerships managed by EnerVest, had additional closings on the oil and natural gas properties in the Barnett Shale that we acquired in December 2011. We acquired a 31.63% proportional interest in these properties for an aggregate purchase price of $36.5 million, subject to customary purchase price adjustments.

In February 2012, we closed a public offering of 4.025 million common units at an offering price of $67.95 per common unit. We received proceeds of $268.0 million, including a contribution of $5.4 million by our general partner to maintain its 2% interest in us. We used the proceeds to repay indebtedness outstanding under our credit facility.

In March 2012, we issued an additional $200.0 million in aggregate principal amount of 8.0% senior unsecured notes due 2019 at an offering price equal to 103% of par plus, or $206.0 million, plus $6.6 million of accrued interest from October 15, 2011 pursuant to the same indenture under which our existing $300.0 million of 8.0% senior unsecured notes due 2019 were issued. We received proceeds of $202.1 million after payment of $3.9 million of offering expenses. We used the proceeds to repay indebtedness under our credit facility.

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

In order to mitigate the impact of changes in oil and natural gas prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of oil and natural gas price volatility on our cash flows. By removing a portion of this price volatility on our future oil and natural gas production through December 2015, we have reduced, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods. If commodity prices are depressed for an extended period of time, it could alter our acquisition and development plans, and adversely affect our growth strategy and ability to access additional capital in the capital markets.

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

Current Low Natural Gas Prices

Natural gas prices have continued to decline through May 2012. NYMEX Henry Hub prices were $3.08 for the January 2012 NYMEX Henry Hub Futures contract settled December 28, 2011 compared with $2.04 for the May 2012 NYMEX Henry Hub Futures contract settled April 26, 2012. The reduction in prices has been caused by many factors, including recent increases in natural gas production from non–conventional (shale) reserves, warmer than normal weather and high levels of natural gas in storage. Prices for oil and natural gas liquids, however, have not been similarly depressed.

We have hedged approximately 90% and 81% of our estimated natural gas production for the remainder of 2012 and 2013, respectively, at prices higher than those currently prevailing. However, if prices for natural gas remain depressed for long periods, we may be required to write down the value of our oil and natural gas properties or revise our development plans, which may cause certain of our undeveloped well location to no longer be deemed proved. In addition, sustained low prices for natural gas will reduce the amounts we would otherwise have available to pay expenses, distribute to our unitholders and service our debt obligations.

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

Utica Shale

Primarily through acquisitions completed in 2009 and 2010, we hold approximately 150,000 net working interest acres and an approximate 2% average overriding royalty interest in approximately 880,000 gross acres in the state of Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. At March 31, 2012, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area. We do not expect to fully develop our Utica Shale properties for our account. In 2012, we plan to drill, with EnerVest as operator, between three and five gross wells targeting the Utica Shale. We are currently in the process of drilling and completing two of these wells, both of which we expect to complete in the second quarter of 2012.

During 2012, we intend to pursue alternatives for the monetization of all or a portion or our working interest acres related to the Utica Shale. Such monetization could take many forms, and we cannot at this time predict the type of transaction or transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our efforts to monetize the Utica Shale properties, it may take longer to complete a transaction than we expect, or we may decide not to monetize all or a portion of the Utica Shale properties on this time frame.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
Production data:
Oil (MBbls)	285	208
Natural gas liquids (MBbls)	423	270
Natural gas (MMcf)	10,263	7,004
Net production (MMcfe)	14,513	9,871
Average sales price per unit:
Oil (Bbl)	$100.05	$89.88
Natural gas liquids (Bbl)	46.42	48.06
Natural gas (Mcf)	2.79	3.99
Mcfe	5.29	6.04
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.97	$1.76
Production taxes	0.23	0.27
Total	2.20	2.03
Asset retirement obligations accretion expense	0.08	0.10
Depreciation, depletion and amortization	1.69	1.78
General and administrative expenses	0.83	0.87

Net income for the three months ended March 31, 2012 was $28.6 million compared with a net loss of $34.0 million for the three months ended March 31, 2011. This change reflects (i) a $16.7 million increase in revenues due to increased production primarily from our acquisitions of oil and natural gas properties in 2011 and higher prices for oil, (ii) a $9.2 million increase in realized gains on derivatives, (iii) a $66.2 million increase in non–cash changes in the fair value of our derivatives, (iv) a $1.0 million decrease in impairment of oil and natural gas properties, partially offset by (v) a $22.2 million increase in operating expenses mainly related to the properties acquired in 2011, (vi) a $5.9 million increase in interest expense, (vii) a $1.8 million increase in dry hole and exploration costs and (viii) a $0.6 million increase in income taxes.

Oil, natural gas and natural gas liquids revenues for the three months ended March 31, 2012 totaled $76.8 million, an increase of $17.2 million compared with the three months ended March 31, 2011. This increase was the result of $23.9 million related to higher production from our acquisitions of oil and natural gas properties in 2011 and $2.1 million related to higher prices for oil partially offset by $8.8 million related to lower prices for natural gas and natural gas liquids.

Lease operating expenses for the three months ended March 31, 2012 increased $11.2 million compared with the three months ended March 31, 2011 as the result of $8.8 million related to our 2011 acquisitions and our expanded development drilling program, $1.2 million due to a higher rate per Mcfe from increased gathering and marketing expenses from our acquisition of oil and natural gas properties in December 2011 and $1.2 million ($0.08 per Mcfe) associated with the sales of oil in tanks acquired in certain of our 2011 acquisitions. Lease operating expenses per Mcfe were $1.97 in the three months ended March 31, 2012 compared with $1.76 in the three months ended March 31, 2011.

Dry hole and exploration costs for the three months ended March 31, 2012 increased $1.8 million compared with the three months ended March 31, 2011 as a result of increased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin and the Barnett Shale.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for the three months ended March 31, 2012 increased $0.6 million compared with the three months ended March 31, 2011 as the result of $1.0 million due to increased production partially offset by $0.4 million due to lower average realized prices for natural gas and natural gas liquids. Production taxes for the three months ended March 31, 2012 were $0.23 per Mcfe compared with $0.27 per Mcfe for the three months ended March 31, 2011.

Asset retirement obligations accretion expense for the three months ended March 31, 2012 increased $0.2 million compared with the three months ended March 31, 2011 due to the oil and natural gas properties that we acquired in 2011. Asset retirement obligations accretion expense for the three months ended March 31, 2012 was $0.08 per Mcfe compared with $0.10 per Mcfe for the three months ended March 31, 2011.

Depreciation, depletion and amortization for the three months ended March 31, 2012 increased $7.0 million compared with the three months ended March 31, 2011 due to $7.9 million from higher production offset by a decrease of $0.9 million due to a lower average DD&A rate per unit. The lower average DD&A rate reflects the lower cost of reserves acquired in our acquisitions of Barnett Shale properties in 2011. Depreciation, depletion and amortization for the three months ended March 31, 2012 was $1.69 per Mcfe compared with $1.78 per Mcfe for the three months ended March 31, 2011.

General and administrative expenses for the three months ended March 31, 2012 totaled $12.1 million, an increase of $3.5 million compared with the three months ended March 31, 2011. This increase is the result of $2.9 million of higher compensation costs primarily related to our equity–based compensation plans and $0.5 million of higher fees paid to EnerVest under the omnibus agreement due to an increase in operations from our acquisitions of oil and natural gas properties in 2011. General and administrative expenses were $0.83 per Mcfe in the three months ended March 31, 2012 compared with $0.87 per Mcfe in the three months ended March 31, 2011.

In the three months ended March 31, 2012, we incurred $0.2 million of leasehold impairment changes and $0.4 million of additional impairment charges to write down assets held for sale with a carrying amount of $6.5 million to their fair value of $6.1 million. In the three months ended March 31, 2011, we incurred impairment charges of $1.6 million to write down oil and natural gas properties with a carrying amount of $2.8 million to their fair value of $1.2 million.

During the three months ended March 31, 2012 and 2011, we recorded cash settlements of $24.8 million and $15.0 million, respectively, as realized gains on derivatives, net, as the contract prices for our derivatives exceeded the underlying market prices for that period. Realized gains on derivatives, net for the three months ended March 31, 2012 also exclude $0.6 million related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives.

Unrealized gains (losses) on derivatives, net represent the change in the fair value of our open derivatives during the period. In the three months ended March 31, 2012, the fair value of our open derivatives increased from a net asset of $138.8 million at December 31, 2011 to a net asset of $149.9 million at March 31, 2012 due to the decline in natural gas prices in the three months ended March 31, 2012 partially offset by the increase in oil prices during the three months ended March 31, 2012. Included in the fair value at December 31, 2011 is a net receivable of $0.6 million related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives. In the three months ended March 31, 2011, the fair value of our open derivatives decreased from a net asset of $103.9 million at December 31, 2010 to a net asset of $49.3 million at March 31, 2011.

Interest expense for the three months ended March 31, 2012 increased $5.9 million compared with the three months ended March 31, 2011 due to an increase of $3.3 million from a higher weighted average long–term debt balance and an increase of $2.6 million due to a higher weighted average effective interest rate in the three months ended March 31, 2012 compared with the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital have been issuances of equity and debt securities, borrowings under our credit facility and cash flows from operations. Our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our partners and working capital needs. For 2012, we believe that cash on hand, net cash flows generated from operations and borrowings under our credit facility will be adequate to fund our capital budget, pay distributions to our unitholders and general partner and satisfy our short–term liquidity needs. We may also utilize borrowings under our credit facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund our acquisitions and long–term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

In the past we accessed the equity and debt markets to finance our significant acquisitions. While we have been successful in accessing the public equity and debt markets earlier this year and in prior years, any disruptions in the financial markets may limit our ability to access the public equity or debt markets in the future.

Long–term Debt

As of March 31, 2012, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of March 31, 2012, the borrowing base was $750.0 million, and we had $235.0 million outstanding. In April 2012, our borrowing based was reaffirmed at $750.0 million.

In March 2012, we issued an additional $200.0 million in aggregate principal amount of 8.0% senior notes due 2019 and received proceeds of $202.1 million. We used the proceeds to repay indebtedness outstanding under our credit facility. As of March 31, 2012, the aggregate carrying amount of the senior notes due 2019 was $499.2 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Cash and Short–term Investments

At March 31, 2012, we had $34.4 million of cash and short–term investments, which included $33.2 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with a major financial institution.

Counterparty Exposure

At March 31, 2012, our open derivative contracts were in a net receivable position with a fair value of $149.9 million. All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of March 31, 2012, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three Months Ended March 31,
	2012	2011
Operating activities	$58,499	$35,886
Investing activities	(70,032)	(13,407)
Financing activities	15,646	(16,121)

Operating Activities

Cash flows from operating activities provided $58.5 million and $35.9 million in the three months ended March 31, 2012 and 2011, respectively. The increase was primarily due to increased production from our acquisitions of oil and natural gas properties in 2011 and higher prices for oil, partially offset by lower prices for natural gas and natural gas liquids and higher operating expenses.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During the three months ended March 31, 2012, we spent $36.5 million for acquisitions of oil and natural gas properties and $29.1 million for additions to our oil and natural gas properties. We also increased our investment in unconsolidated affiliates by $11.6 million. In addition, we received $5.5 million from the sale of oil and natural gas properties and $1.7 million from the settlements of acquired derivatives. During the three months ended March 31, 2011, we spent $13.4 million for development of our oil and natural gas properties.

Financing Activities

During the three months ended March 31, 2012, we received proceeds of $262.7 million, after payment of offering costs of $0.2 million, from our public equity offering in February 2012 and $202.1 million, after payment of offering costs of $3.9 million, from our debt offering in March 2012. We used the proceeds to repay $460.0 million of indebtedness outstanding under our credit facility. We also received $35.0 million form borrowings under our credit facility and contributions of $5.7 million from our general partner in order to maintain its 2% interest in us. In addition, we paid distributions of $29.8 million to holders of our common units and our general partner.

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

•       our estimated net proved reserves, PV–10 and standardized measure;

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

All of our forward–looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2011. This document is available through our web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil, natural gas and natural gas liquids. Declines in these prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. A decline in oil and/or natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flows, results of operations and access to capital. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2015. As of March 31, 2012, we have commodity contracts covering approximately 55% of our production attributable to our estimated net proved reserves from April 2012 through December 2015, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our oil and natural gas commodity contracts at March 31, 2012 was a net asset of $159.4 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts and basis swaps of approximately $65.1 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the three months ended March 31, 2012 would have increased by approximately $1.2 million. The fair value of our interest rate swaps at March 31, 2012 was a liability of $9.5 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $3.7 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10–K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

1.1	Underwriting Agreement dated as of February 10, 2012, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein. (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 15, 2012).

1.2	Underwriting Agreement, dated as of March 8, 2012, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and the Representatives of the Underwriters listed therein. (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 13, 2012).

2.1	Purchase Agreement by and between Encana Oil & Gas (USA) Inc., as Seller, and EnerVest Energy Institutional Fund XII–A, L.P., EnerVest Energy Institutional Fund XII–WIB, L.P., EnerVest Energy Institutional Fund XII–WIC, L.P., EnerVest Holding, L.P. and EV Properties, L.P., collectively as Buyer, dated November 2, 2011 (incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8–K/A filed with the SEC on February 9, 2012).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Second Amendment dated March 29, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 4, 2012).

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

+32 .1 Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

++101	Interactive Data Files

________________

+	Filed herewith

++	Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: May 9, 2012	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

1.1	Underwriting Agreement dated as of February 10, 2012, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein. (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 15, 2012).

1.2	Underwriting Agreement, dated as of March 8, 2012, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and the Representatives of the Underwriters listed therein. (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 13, 2012).

2.1	Purchase Agreement by and between Encana Oil & Gas (USA) Inc., as Seller, and EnerVest Energy Institutional Fund XII–A, L.P., EnerVest Energy Institutional Fund XII–WIB, L.P., EnerVest Energy Institutional Fund XII–WIC, L.P., EnerVest Holding, L.P. and EV Properties, L.P., collectively as Buyer, dated November 2, 2011 (incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8–K/A filed with the SEC on February 9, 2012).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Second Amendment dated March 29, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 4, 2012).

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

+32 .1 Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

++101	Interactive Data Files

________________

+	Filed herewith

++	Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.