Form 10-Q
period 2012-06-30
EV Energy Partners, LP
filed 2012-08-09
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

YES ☐ NO ☑

As of August 3, 2012, the registrant had 38,447,350 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$29,632	$30,312
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	29,630	36,926
Other	3,530	459
Derivative asset	89,604	81,772
Other current assets	1,910	3,084
Assets held for sale	69	6,597
Total current assets	154,375	159,150

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; June 30, 2012, $313,199; December 31, 2011, $244,092	1,807,512	1,768,529
Other property, net of accumulated depreciation and amortization; June 30, 2012, $526; December 31, 2011, $447	1,356	1,345
Long–term derivative asset	75,088	57,643
Other assets	23,684	16,557
Total assets	$2,062,015	$2,003,224

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Third party	$45,910	$34,705
Related party	1,389	870
Derivative liability	–	618
Liabilities held for sale	–	602
Total current liabilities	47,299	36,795

Asset retirement obligations	94,879	90,803
Long–term debt	739,184	953,023
Long–term liabilities	1,879	2,564

Commitments and contingencies

Owners’ equity:
Common unitholders – 38,447,350 units and 34,173,650 units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,190,712	935,425
Class B unitholders – 3,873,357 units issued and outstanding as of June 30, 2012 and December 31, 2011	(1,649)	232
General partner interest	(10,289)	(15,618)
Total owners’ equity	1,178,774	920,039
Total liabilities and owners’ equity	$2,062,015	$2,003,224

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Oil, natural gas and natural gas liquids revenues	$62,793	$68,109	$139,594	$127,730
Transportation and marketing–related revenues	759	1,484	1,689	2,885
Total revenues	63,552	69,593	141,283	130,615

Operating costs and expenses:
Lease operating expenses	24,850	17,949	53,450	35,311
Cost of purchased natural gas	501	1,120	1,146	2,170
Dry hole and exploration costs	1,682	441	3,855	844
Production taxes	2,525	3,119	5,807	5,770
Asset retirement obligations accretion expense	1,220	970	2,428	1,936
Depreciation, depletion and amortization	28,395	18,443	52,986	36,007
General and administrative expenses	10,149	7,132	22,266	15,725
Impairment of oil and natural gas properties	16,264	5,078	16,899	6,666
Total operating costs and expenses	85,586	54,252	158,837	104,429

Operating (loss) income	(22,034)	15,341	(17,554)	26,186

Other income (expense), net:
Realized gains on derivatives, net	34,603	14,242	58,793	27,784
Unrealized gains (losses) on derivatives, net	15,537	17,422	27,198	(35,633)
Interest expense	(12,595)	(8,124)	(23,679)	(13,283)
Other (expense) income, net	(30)	313	(26)	233
Total other income (expense), net	37,515	23,853	62,286	(20,899)

Income before income taxes and equity in losses of unconsolidated affiliates	15,481	39,194	44,732	5,287

Income taxes	(439)	(31)	(1,097)	(113)

Income before equity in losses of unconsolidated affiliates	15,042	39,163	43,635	5,174

Equity in losses of unconsolidated affiliates	(86)	–	(86)	–

Net income	$14,956	$39,163	$43,549	$5,174
General partner’s interest in net income, including incentive distribution rights	$299	$3,728	$871	$5,982
Limited partners’ interest in net income (loss)	$14,657	$35,435	$42,678	$(808)

Net income (loss) per limited partner unit:
Basic	$0.35	$1.03	$1.03	$(0.02)
Diluted	$0.34	$1.03	$1.02	$(0.02)

Weighted average limited partner units outstanding:
Basic	42,452	34,294	41,446	33,002
Diluted	42,678	34,534	41,739	33,002

Distributions declared per unit	$0.765	$0.761	$1.529	$1.521

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands, except number of units)

(Unaudited)

	Common Unitholders	Class B Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2011	$935,425	$232	$(15,618)	$920,039
Conversion of 41,075 vested phantom units	2,836	–	–	2,836
Proceeds from public equity offering, net of offering costs of $304	262,529	–	–	262,529
Contributions from general partner	–	–	5,714	5,714
Distributions	(55,638)	(5,915)	(1,256)	(62,809)
Equity–based compensation	6,916	–	–	6,916
Net income	38,644	4,034	871	43,549
Balance, June 30, 2012	$1,190,712	$(1,649)	$(10,289)	$1,178,774

	Common Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2010	$779,327	$(5,380)	$773,947
Conversion of 80,534 vested phantom units	3,508	–	3,508
Proceeds from public equity offering, net of underwriters discount and offering costs of $308	146,800	–	146,800
Contributions from general partner	–	3,191	3,191
Distributions	(49,291)	(6,682)	(55,973)
Equity–based compensation	2,428	–	2,428
Net income	5,071	103	5,174
Balance, June 30, 2011	$887,843	$(8,768)	$879,075

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$43,549	$5,174
Adjustments to reconcile net income to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	2,428	1,936
Depreciation, depletion and amortization	52,986	36,007
Equity–based compensation cost	8,096	3,877
Impairment of oil and natural gas properties	16,899	6,666
Noncash derivative activity	(27,198)	30,951
Equity in losses of unconsolidated affiliates	86	–
Other, net	3,948	793
Changes in operating assets and liabilities:
Accounts receivable	4,225	(12,866)
Other current assets	365	111
Accounts payable and accrued liabilities	9,758	7,630
Other, net	(2,102)	(149)
Net cash flows provided by operating activities	113,040	80,130

Cash flows from investing activities:
Acquisition of oil and natural gas properties	(35,728)	3,101
Additions to oil and natural gas properties	(62,566)	(33,686)
Proceeds from sale of oil and natural gas properties	5,489	1,170
Investments in unconsolidated affiliates	(11,947)	–
Settlements from acquired derivatives	3,676	2,834
Earnest money received for sale of oil and natural gas properties	–	900
Net cash flows used in investing activities	(101,076)	(25,681)

Cash flows from financing activities:
Long–term debt borrowings	40,000	–
Repayment of long–term debt borrowings	(460,000)	(431,500)
Proceeds from debt offering	206,000	292,500
Loan costs paid	(4,078)	(6,202)
Proceeds from public equity offering	262,833	147,108
Offering costs	(304)	(308)
Contributions from general partner	5,714	3,191
Distributions paid	(62,809)	(55,973)
Net cash flows used in financing activities	(12,644)	(51,184)

(Decrease) increase in cash and cash equivalents	(680)	3,265
Cash and cash equivalents – beginning of period	30,312	23,127
Cash and cash equivalents – end of period	$29,632	$26,392

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

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Liability awards	$357	$526	$1,180	$1,449
Equity awards	3,459	1,214	6,916	2,428
Total	$3,816	$1,740	$8,096	$3,877

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of June 30, 2012, total unrecognized compensation costs related to the unvested liability awards and equity awards and the period over which they are expected to be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Period (in years)
Liability awards	$1,102	0.5
Equity awards	36,691	2.8

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

In April 2012, we received final purchase price settlements of $1.7 million related to our acquisitions of oil and natural gas properties in the Barnett Shale in December 2011.

In May 2012, we paid a final purchase price settlement of $0.9 million related to our acquisition of oil and natural gas properties in the Mid–Continent area in November 2011.

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

As of June 30, 2012 and December 31, 2011, the carrying amount of our investments was $12.4 million and $0.5 million, respectively, and is included in “Other assets” in our unaudited condensed consolidated balance sheets.

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of June 30, 2012, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Oil (MBbls):
Swaps – July 2012 to December 2012	509.7	$95.80	$		$
Collars – July 2012 to December 2012	229.6			104.54		156.77
Swaps – 2013	1,532.8	89.08
Swaps – 2014	1,152.7	91.35

Natural Gas (MmmBtus):
Swaps – July 2012 to December 2012	16,762.4	4.84
Collars – July 2012 to December 2012	3,327.5			7.94		9.90
Swaps – 2013	35,879.5	4.95
Swaps – 2014	15,184.0	5.73
Swaps – 2015	15,147.5	5.97

Ethane (MBbls):
Swaps – July 2012 to December 2012	368.0	29.18

Propane (MBbls):
Swap – July 2012 to December 2012	184.0	53.97

As of June 30, 2012, we had entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
July 2012	$90,000	1 Month LIBOR	4.157%
July 2012 – September 2012	40,000	1 Month LIBOR	2.145%
July 2012 – July 2015	110,000	1 Month LIBOR	3.315%

The fair value of these derivatives was as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Commodity contracts	$173,967	$152,506	$–	$3,699
Interest rate swaps	–	–	9,275	10,010
Total fair value	173,967	152,506	9,275	13,709
Netting arrangements	(9,275)	(13,091)	(9,275)	(13,091)
Net recorded fair value	$164,692	$139,415	$–	$618

Location of derivatives in our unaudited condensed consolidated balance sheets:
Derivative asset	$89,604	$81,772	$–	$–
Long–term derivative asset	75,088	57,643	–	–
Derivative liability	–	–	–	618
	$164,692	$139,415	$–	$618

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of June 30, 2012 and December 31, 2011, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the impact of derivatives and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized gains on derivatives, net:
Commodity contracts (1)	$35,646	$11,388	$60,952	$27,070
Interest rate swaps (2)	(1,043)	2,854	(2,159)	714
Total	$34,603	$14,242	$58,793	$27,784

Unrealized gains (losses) on derivatives, net:
Commodity contracts	$15,308	$20,380	$26,462	$(34,181)
Interest rate swaps (2)	229	(2,958)	736	(1,452)
Total	$15,537	$17,422	$27,198	$(35,633)

(1)	Excludes $0.7 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively, and $1.3 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively, related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives.

(2)	In June 2011, we terminated three of our interest rate swaps and reclassified the $4.7 million non–cash gain from “Unrealized gains (losses) on derivatives, net” to “Realized gains on derivatives, net.”

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value:

Recurring Basis

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2012:
Assets – Commodity contracts	$173,967	$–	$173,967	$–

Liabilities – Interest rate swaps:	$9,275	$–	$9,275	$–

As of December 31, 2011:
Assets – Commodity contracts	$152,506	$–	$152,506	$–

Liabilities:
Commodity contracts	$3,699	–	$3,699	$–
Interest rate swaps	10,010	–	10,010	–
	$13,709	$–	$13,709	$–

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives based on observable market data for similar instruments. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the three months ended June 30, 2012.

Nonrecurring Basis

In March 2012, in conjunction with the sale of assets held for sale, we incurred an additional impairment charge of $0.4 million to write down assets held for sale with a carrying amount of $6.5 million to their fair value of $6.1 million. The impairment charge was included in earnings for the six months ended June 30, 2012. The fair value was determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

In June 2012, oil and natural gas properties with a carrying amount of $29.3 million were written down to their fair value of $13.1 million, resulting in an impairment charge of $16.2 million. These impairment charges were included in earnings for the three months and six months ended June 30, 2012. The fair value was determined based on the expected present value of the future net cash flows from proved reserves. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data.

In March 2011, in conjunction with the sale of oil and natural gas properties, we incurred an impairment charge of $1.5 million to write down oil and natural gas properties with a carrying amount of $2.7 million to their fair value of $1.2 million. The impairment charge was included in earnings for the six months ended June 30, 2011. The fair value was determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

In June 2011, we incurred an impairment charge of $5.2 million to write down oil and natural gas properties with a carrying amount of $13.7 million to their fair value of $8.5 million. The impairment charge was included in earnings for the six months ended June 30, 2011. The fair value was determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. As of June 30, 2012 and December 31, 2011, the estimated fair value of our senior notes due 2019 was $497.5 million and $306.8 million, respectively, which differs from the carrying value of $499.2 million and $293.0 million, respectively. The fair value of the senior notes due 2019 was based upon quoted market prices and, where such prices were not available, other observable (Level 2) inputs regarding interest rates available to us at the end of each respective period.

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

Balance as of December 31, 2011	$93,225
Liabilities incurred	655
Accretion expense	2,428
Revisions in estimated cash flows	1,056
Settlements and divestitures	(252)
Balance as of June 30, 2012	$97,112

As of June 30, 2012 and December 31, 2011, $2.2 million and $2.4 million, respectively, of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

NOTE 8. LONG–TERM DEBT

Credit Facility

As of June 30, 2012, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.25 to 1.0. As of June 30, 2012, we were in compliance with these financial covenants.

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.58% at June 30, 2012).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of June 30, 2012, the borrowing base under the facility was $750.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

We had $240.0 million and $660.0 million outstanding under the facility at June 30, 2012 and December 31, 2011, respectively.

8.0% Senior Notes due 2019

On March 13, 2012, we issued an additional $200.0 million in aggregate principal amount of 8.0% senior unsecured notes due 2019 (the “Additional Notes”) at an offering price equal to 103% of par, or $206.0 million, plus $6.6 million of accrued interest from October 15, 2011 pursuant to the same indenture under which our existing $300.0 million of 8.0% senior unsecured notes due 2019 (the “Existing Notes”) were issued. The Additional Notes and Existing Notes are treated as a single class of debt securities under the indenture. We received proceeds of $202.0 million after payment of $4.0 million of offering expenses. We used the proceeds to repay indebtedness under our credit facility.

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The aggregate carrying amount of our senior notes due 2019 was $499.2 million and $293.0 million at June 30, 2012 and December 31, 2011, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements, and no amounts have been accrued at June 30, 2012 or December 31, 2011.

As of June 30, 2012, we expect our commitment to fund the construction activities for Cardinal and UEO to be between $35.0 million and $40.0 million for the remainder of 2012 and to be between $100.0 million and $115.0 million for 2013 and 2014.

NOTE 10. OWNERS’ EQUITY

Units Outstanding

At June 30, 2012, owners’ equity consists of 38,447,350 common units and 3,873,357 Class B units, collectively representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Issuance of Units

In January 2012, we issued 0.2 million common units related to the vesting of equity–based awards. Of this amount, 0.04 million were phantom units accounted for as liability awards, and these phantom units vested at a fair value of $2.8 million. In conjunction with the vesting of these units, we received a contribution of $0.3 million by our general partner to maintain its 2% interest in us.

In February 2012, we closed a public offering of 4.025 million common units at an offering price of $67.95 per common unit. We received proceeds of $267.9 million, including a contribution of $5.4 million by our general partner to maintain its 2% interest in us. We used the proceeds to repay indebtedness outstanding under our credit facility.

Cash Distributions

The following sets forth the distributions we paid during the six months ended June 30, 2012:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 14, 2012	October 1, 2011 – December 31, 2011	$0.763	$29,815
May 15, 2012	January 1, 2012 – March 31, 2012	0.764	32,994
			$62,809

On July 26, 2012, the board of directors of EV Management declared a $0.765 per unit distribution for the second quarter of 2012 on all common and Class B units. The distribution of $33.0 million is to be paid on August 14, 2012 to unitholders of record at the close of business on August 7, 2012.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 11. NET INCOME (LOSS) PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income (loss) per limited partner unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$14,956	$39,163	$43,549	$5,174
Less:
Incentive distribution rights	–	(2,945)	–	(5,879)
General partner’s 2% interest in net income	(299)	(783)	(871)	(103)
Limited partners’ interest in net income (loss)	$14,657	$35,435	$42,678	$(808)

Weighted average limited partner units outstanding:
Common units	38,447	34,174	37,436	32,880
Class B units	3,873	–	3,873	–
Performance units (1)	132	120	137	122
Denominator for basic net income (loss) per limited partner unit	42,452	34,294	41,446	33,002
Dilutive phantom units (2)	226	240	293	–
Denominator for diluted net income (loss) per limited partner unit	42,678	34,534	41,739	33,002

Net income (loss) per limited partner unit:
Basic	$0.35	$1.03	$1.03	$(0.02)
Diluted	$0.34	$1.03	$1.02	$(0.02)

(1)	Our earned but unvested performance units are considered to be participating securities for purposes of calculating our net income (loss) per limited partner unit and, accordingly, are included in the basic computation as such.

(2)	Phantom units accounted for as equity awards totaling 0.5 million units were not included in the computation of diluted net income (loss) per limited partner unit because the effect would have been anti-dilutive for the six months ended June 30, 2011.

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $3.3 million and $2.8 million in the three months ended June 30, 2012 and 2011, respectively, and $6.6 million and $5.5 million in the six months ended June 30, 2012 and 2011, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest $4.1 million and $3.4 million in the three months ended June 30, 2012 and 2011, respectively, and $8.1 million and $7.2 million in the six months ended June 30, 2012 and 2011, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows:

	Six Months Ended June 30,
	2012		2011
Supplemental cash flows information:
Cash paid for interest	$25,180	(1)	$5,595
Cash paid for income taxes	340		250

Non–cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	15,310		5,241
Disbursement from escrow account for additions to oil and natural gas properties	7,477		–

(1)	Includes the $6.6 million of accrued interest received in conjunction with our debt offering in March 2012 (see Note 8).

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

No other new accounting pronouncements issued or effective during the six months ended June 30, 2012 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 15. SUBSEQUENT EVENT

In August 2012, we signed an agreement to acquire oil and natural gas assets for $83.2 million, subject to customary closing conditions and purchase price adjustments. The acquisition is expected to close in August 2012.

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

Our properties are located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid-Continent area in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the San Juan Basin, the Monroe Field in Louisiana, the Permian Basin, Central and East Texas (which includes the Austin Chalk area), and Michigan. As of December 31, 2011, we had estimated net proved reserves of 15.1 MMBbls of oil, 808.6 Bcf of natural gas and 40.9 MMBbls of natural gas liquids, or 1,144.4 Bcfe, and a standardized measure of $1,406.1 million.

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

RECENT DEVELOPMENTS

In February 2012 and March 2012, we, along with certain institutional partnerships managed by EnerVest, had additional closings on the oil and natural gas properties in the Barnett Shale that we acquired in December 2011. We acquired a 31.63% proportional interest in these properties for an aggregate purchase price of $36.5 million, subject to customary purchase price adjustments. In addition, we also received $0.7 million in net final purchase price settlements from our acquisitions of oil and natural gas properties in November 2011 and December 2011.

In February 2012, we closed a public offering of 4.025 million common units at an offering price of $67.95 per common unit. We received proceeds of $267.9 million, including a contribution of $5.4 million by our general partner to maintain its 2% interest in us. We used the proceeds to repay indebtedness outstanding under our credit facility.

In March 2012, we issued an additional $200.0 million in aggregate principal amount of 8.0% senior unsecured notes due 2019 at an offering price equal to 103% of par, or $206.0 million, plus $6.6 million of accrued interest from October 15, 2011 pursuant to the same indenture under which our existing $300.0 million of 8.0% senior unsecured notes due 2019 were issued. We received proceeds of $202.0 million after payment of $4.0 million of offering expenses. We used the proceeds to repay indebtedness under our credit facility.

In August 2012, we signed an agreement to acquire oil and natural gas assets for $83.2 million, subject to customary closing conditions and purchase price adjustments. The acquisition is expected to close in August 2012.

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

Current Low Natural Gas Prices

Natural gas prices continued to decline through May 2012, but began increasing in June 2012. However, prices are still not at the levels that they were in 2011.

We have hedged approximately 92% and 82% of our estimated natural gas production for the remainder of 2012 and 2013, respectively, at prices higher than those currently prevailing. However, if prices for natural gas remain depressed for long periods, we may be required to write down the value of our oil and natural gas properties or revise our development plans, which may cause certain of our undeveloped well location to no longer be deemed proved. In addition, sustained low prices for natural gas will reduce the amounts we would otherwise have available to pay expenses, distribute to our unitholders and service our debt obligations.

If low natural gas prices continue for an extended period of time, we may be unable to hedge additional natural gas production for 2014 and future years at favorable prices. This could cause us to change our development plans for our natural gas properties and shut–in natural gas production, and may result in an impairment in the value of our natural gas properties, a reduction in the borrowing base under our credit facility and reduce our cash available for distribution and for servicing our debt obligations.

Utica Shale

Primarily through acquisitions completed in 2009 and 2010, we held, as of June 30, 2012, approximately 150,000 net working interest acres and an approximate 2% average overriding royalty interest in approximately 880,000 gross acres in the state of Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. At June 30, 2012, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area. We do not expect to fully develop our Utica Shale properties for our account. As of July 2012, seven wells have been permitted and three wells in which we have an interest have been drilled and completed.

During the second half of 2012, we intend to pursue alternatives for the monetization of all or a portion of our working interest acres related to the Utica Shale. Such monetization could take many forms, and we cannot at this time predict the type of transaction or transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our efforts to monetize the Utica Shale properties, it may take longer to complete a transaction than we expect, or we may decide not to monetize all or a portion of the Utica Shale properties in this time frame.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Production data:
Oil (MBbls)	282	241	567	449
Natural gas liquids (MBbls)	403	272	826	542
Natural gas (MMcf)	10,722	6,999	20,985	14,003
Net production (MMcfe)	14,828	10,080	29,341	19,951
Average sales price per unit:
Oil (Bbl)	$90.74	$98.63	$95.43	$94.58
Natural gas liquids (Bbl)	34.48	54.80	40.59	51.45
Natural gas (Mcf)	2.18	4.20	2.48	4.10
Mcfe	4.23	6.76	4.76	6.40
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.68	$1.78	$1.82	$1.77
Production taxes	0.17	0.31	0.20	0.29
Total	1.85	2.09	2.02	2.06
Asset retirement obligations accretion expense	0.08	0.10	0.08	0.10
Depreciation, depletion and amortization	1.91	1.83	1.81	1.80
General and administrative expenses	0.68	0.71	0.76	0.79

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

Net income for the three months ended June 30, 2012 was $15.0 million compared with $39.2 million for the three months ended June 30, 2011. This change reflects (i) $6.0 million in lower revenues, (ii) $20.1 million in increased operating expenses, (iii) $11.2 million in higher impairment charges, (iv) $1.9 million in decreased non–cash changes in the fair value of our derivatives and (v) $4.5 million in higher interest expense, partially offset by $20.4 million in increased realized gains from our derivatives.

Oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2012 totaled $62.8 million, a decrease of $5.3 million compared with the three months ended June 30, 2011. This decrease was the result of $21.6 million from lower prices for oil, natural gas and natural gas liquids offset by $16.3 million from increased production.

Lease operating expenses for the three months ended June 30, 2012 increased $6.9 million compared with the three months ended June 30, 2011 as the result of $7.8 million related to our 2011 acquisitions and our expanded development drilling program and $0.5 million ($0.04 per Mcfe) associated with the sales of oil in tanks acquired in certain of our 2011 acquisitions offset by $1.4 million due to a lower unit cost per Mcfe for our acquisitions of oil and natural gas properties in the Barnett Shale. Lease operating expenses per Mcfe were $1.68 in the three months ended June 30, 2012 compared with $1.78 in the three months ended June 30, 2011.

Dry hole and exploration costs for the three months ended June 30, 2012 increased $1.2 million compared with the three months ended June 30, 2011 as a result of increased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin and the Barnett Shale.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for the three months ended June 30, 2012 decreased $0.6 million compared with the three months ended June 30, 2011 as the result of $1.4 million due to lower average realized prices offset by $0.8 million from increased production. Production taxes for the three months ended June 30, 2012 were $0.17 per Mcfe compared with $0.31 per Mcfe for the three months ended June 30, 2011.

Asset retirement obligations accretion expense for the three months ended June 30, 2012 increased $0.2 million compared with the three months ended June 30, 2011 primarily due to the oil and natural gas properties that we acquired in 2011. Asset retirement obligations accretion expense for the three months ended June 30, 2012 was $0.08 per Mcfe compared with $0.10 per Mcfe for the three months ended June 30, 2011.

Depreciation, depletion and amortization for the three months ended June 30, 2012 increased $10.0 million compared with the three months ended June 30, 2011 due to $9.1 million from higher production and $0.9 million from a higher average DD&A rate per unit. The higher average DD&A rate per unit reflects the change that decreased prices for oil, natural gas and natural gas liquids had on our reserves estimates. Depreciation, depletion and amortization for the three months ended June 30, 2012 was $1.91 per Mcfe compared with $1.83 per Mcfe for the three months ended June 30, 2011.

General and administrative expenses for the three months ended June 30, 2012 totaled $10.2 million, an increase of $3.0 million compared with the three months ended June 30, 2011. This increase is the result of $2.1 million of higher equity compensation costs, $0.5 million of higher fees paid to EnerVest under the omnibus agreement and $0.5 million of acquisition due diligence costs related to our acquisition of oil and natural gas properties in December 2011. General and administrative expenses were $0.68 per Mcfe in the three months ended June 30, 2012 compared with $0.71 per Mcfe in the three months ended June 30, 2011.

In the three months ended June 30, 2012, we incurred $0.1 million of leasehold impairment charges and a $16.2 million impairment charge to write down oil and natural gas properties to their fair value as determined based on the expected present value of the future net cash flows from proved reserves. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data.  In the three months ended June 30, 2011, we incurred impairment charges of $5.1 million to write down oil and natural gas properties to their fair value as determined using the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

During the three months ended June 30, 2012 and 2011, we recorded cash settlements of $35.3 million and $10.9 million, respectively, in realized gains on derivatives, net, as the contract prices for our derivatives exceeded the underlying market price for that period. Realized gains on derivatives, net for the three months ended June 30, 2012 and 2011 exclude $0.7 million and $1.4 million, respectively, related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives. In addition, realized gains on derivatives, net, for the three months ended June 30, 2011 also include $4.7 million related to the June 2011 termination of three of our interest rate swaps.

Unrealized gains (losses) on derivatives, net represent the change in the fair value of our open derivatives during the period. In the three months ended June 30, 2012, the fair value of our open derivative contracts increased from a net asset of $149.9 million at March 31, 2012 to a net asset of $164.7 million at June 30, 2012 due to the decline in future oil prices in the three months ended June 30, 2012. In the three months ended June 30, 2011, the fair value of our open derivatives increased from a net asset of $49.3 million at March 31, 2011 to a net asset of $70.0 million at June 30, 2011. Included in the fair value at March 31, 2012 and 2011 were net receivables of $0.7 million and $1.4 million, respectively, related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives in the three months ended June 30, 2012 and 2011. In addition, the fair value at March 31, 2011 also included a net payable of $4.7 million related to the June 2011 termination of three of our interest rate swaps.

Interest expense for the three months ended June 30, 2012 increased $4.5 million compared with the three months ended June 30, 2011 due to $4.3 million from a higher weighted average long–term debt balance and $0.2 million from a higher weighted average effective interest rate.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Net income for the six months ended June 30, 2012 was $43.5 million compared with $5.2 million for the six months ended June 30, 2011. This change reflects (i) $10.7 million in higher revenues, (ii) $31.0 million in increased realized gains on our derivatives and (iii) $62.8 million in increased non–cash changes in the fair value of our derivatives partially offset by (iv) $44.2 million of increased operating expenses, (v) $10.2 million of higher impairment charges and (vi) $10.4 million in higher interest expense.

Oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2012 totaled $139.6 million, an increase of $11.9 million compared with the six months ended June 30, 2011. This increase was the result of $40.1 million from higher production offset by $28.2 million from lower prices primarily for natural gas and natural gas liquids.

Lease operating expenses for the six months ended June 30, 2012 increased $18.1 million compared with the six months ended June 30, 2011 as the result of $16.5 million related to our 2011 acquisitions and our expanded development drilling program and $1.7 million ($0.06 per Mcfe) associated with the sales of oil in tanks acquired in certain of our 2011 acquisitions offset by $0.1 million due to a lower unit cost per Mcfe for our acquisitions of oil and natural gas properties in the Barnett Shale. Lease operating expenses per Mcfe were $1.82 in the six months ended June 30, 2012 compared with $1.77 in the six months ended June 30, 2011.

Dry hole and exploration costs for the six months ended June 30, 2012 increased $3.0 million compared with the six months ended June 30, 2011 as a result of increased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin and the Barnett Shale.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, were $5.8 million for both the six months ended June 30, 2012 and 2011 as the result of $1.8 million from lower average realized prices offset by $1.8 million from increased production. Production taxes for the six months ended June 30, 2012 were $0.20 per Mcfe compared with $0.29 per Mcfe for the six months ended June 30, 2011.

Asset retirement obligations accretion expense for the six months ended June 30, 2012 increased $0.5 million compared with the six months ended June 30, 2011 due to the oil and natural gas properties that we acquired in 2011. Asset retirement obligations accretion expense for the six months ended June 30, 2012 was $0.08 per Mcfe compared with $0.10 per Mcfe for the six months ended June 30, 2011.

Depreciation, depletion and amortization for the six months ended June 30, 2012 increased $17.0 million compared with the six months ended June 30, 2011 due to higher production. Depreciation, depletion and amortization for the six months ended June 30, 2012 was $1.81 per Mcfe compared with $1.80 per Mcfe for the six months ended June 30, 2011.

General and administrative expenses for the six months ended June 30, 2012 totaled $22.3 million, an increase of $6.5 million compared with the six months ended June 30, 2011. This increase is the result of (i) $4.2 million of higher equity compensation costs, (ii) $1.0 million of higher fees paid to EnerVest under the omnibus agreement due to an increase in operations from our acquisitions of oil and natural gas properties in 2011, (iii) $0.4 million of acquisition due diligence costs related to our acquisition of oil and natural gas properties in December 2011, and (iv) an overall increase in third party costs related to our significant growth. General and administrative expenses were $0.76 per Mcfe in the six months ended June 30, 2012 compared with $0.79 per Mcfe in the six months ended June 30, 2011.

In the six months ended June 30, 2012, we incurred $0.4 million of leasehold impairment charges, $0.4 million of additional impairment charges to write down assets held for sale to their fair value and a $16.2 million impairment charge to write down oil and natural gas properties to their fair value as determined based on the expected present value of the future net cash flows from proved reserves. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data.  In the six months ended June 30, 2011, we incurred impairment charges of $6.7 million to write down oil and natural gas properties to their fair value as determined using the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

During the six months ended June 30, 2012 and 2011, we recorded cash settlements of $60.1 million and $26.0 million, respectively, in realized gains on derivatives, net, as the contract prices for our derivatives exceeded the underlying market price for that period. Realized gains on derivatives, net for the six months ended June 30, 2012 and 2011 also exclude $1.3 million and $2.9 million, respectively, related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives. In addition, realized gains on derivatives, net, for the six months ended June 30, 2011 include $4.7 million related to the June 2011 termination of three of our interest rate swaps.

Unrealized gains (losses) on derivatives, net represent the change in the fair value of our open derivatives during the period. In the six months ended June 30, 2012, the fair value of our open derivative contracts increased from a net asset of $138.8 million at December 31, 2011 to a net asset of $164.7 million at June 30, 2012 due to the decline in future oil prices in the six months ended June 30, 2012. In the six months ended June 30, 2011, the fair value of our open derivatives decreased from a net asset of $103.9 million at December 31, 2010 to a net asset of $70.0 million at June 30, 2011. Included in the fair value at December 31, 2011 and 2010 were net receivables of $1.3 million and $2.9 million, respectively, related to the initial value of derivatives acquired in our December 2010 acquisition of oil and natural gas properties that have been relieved through the settlement of such derivatives in the six months ended June 30, 2012 and 2011. In addition, the fair value at December 31, 2010 also included a net payable of $4.7 million related to the June 2011 termination of three of our interest rate swaps.

Interest expense for the six months ended June 30, 2012 increased $10.4 million compared with the six months ended June 30, 2011 due to $7.6 million from a higher weighted average long–term debt balance and $2.8 million from a higher weighted average effective interest rate.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital have been issuances of equity and debt securities, borrowings under our credit facility and cash flows from operations. Our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our unitholders and general partner and working capital needs. For 2012, we believe that cash on hand, net cash flows generated from operations and borrowings under our credit facility will be adequate to fund our capital budget, pay distributions to our unitholders and general partner and satisfy our short–term liquidity needs. We may also utilize borrowings under our credit facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund our acquisitions and long–term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

In the past we accessed the equity and debt markets to finance our significant acquisitions. While we have been successful in accessing the public equity and debt markets earlier this year and in prior years, any disruptions in the financial markets may limit our ability to access the public equity or debt markets in the future.

Long–term Debt

As of June 30, 2012, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of June 30, 2012, the borrowing base was $750.0 million, and we had $240.0 million outstanding.

In March 2012, we issued an additional $200.0 million in aggregate principal amount of our 8.0% senior notes due 2019 and received proceeds of $202.0 million. We used the proceeds to repay indebtedness outstanding under our credit facility. As of June 30, 2012, the aggregate carrying amount of the senior notes due 2019 was $499.2 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein.

Cash and Short–term Investments

At June 30, 2012, we had $29.6 million of cash and short–term investments, which included $28.2 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

At June 30, 2012, our open derivative contracts were in a net receivable position with a fair value of $164.7 million. All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of June 30, 2012, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) by type of activity were as follows:

	Six Months Ended June 30,
	2012	2011
Operating activities	$113,040	$80,130
Investing activities	(101,076)	(25,681)
Financing activities	(12,644)	(51,184)

Operating Activities

Cash flows from operating activities were $113.0 million and $80.1 million in the six months ended June 30, 2012 and 2011, respectively. The increase was primarily due to higher production from our acquisitions of oil and natural gas properties in 2011 and higher prices for oil, partially offset by lower prices for natural gas and natural gas liquids and higher operating expenses.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During the six months ended June 30, 2012, we spent $35.7 million for acquisitions of oil and natural gas properties and $62.6 million for additions to our oil and natural gas properties. We also increased our investments in unconsolidated affiliates by $11.9 million. In addition, we received $5.5 million from the sale of oil and natural gas properties and $3.7 million from the settlements of acquired derivatives.

During the six months ended June 30, 2011, we spent $1.0 million for the acquisition of oil and natural gas properties and $33.7 million for development of our oil and natural gas properties. In addition, we received $4.1 million in final purchase price settlements, $2.8 million from settlements of acquired derivatives and $1.2 million in proceeds from the sale of oil and natural gas properties.

Financing Activities

During the six months ended June 30, 2012, we received proceeds of $262.5 million, after payment of offering costs of $0.3 million, from our public equity offering in February 2012 and $202.0 million, after payment of offering costs of $4.0 million, from our debt offering in March 2012. We used the proceeds to repay $460.0 million of indebtedness outstanding under our credit facility. We also received $40.0 million from borrowings under our credit facility and contributions of $5.7 million from our general partner in order to maintain its 2% interest in us. In addition, we paid distributions of $62.8 million to holders of our common units, Class B units and our general partner.

During the six months ended June 30, 2011, we received proceeds of $147.1 million, after payment of offering costs of $0.3 million, from our public equity offering in March 2011, and we received contributions of $3.2 million from our general partner in order to maintain its 2% interest in us. We also received net proceeds of $291.6 million from our debt offering in March 2011, after deducting offering expenses of $0.9 million. We used the proceeds from these offerings to repay $431.5 million of borrowings outstanding under our credit facility. In addition, we paid distributions of $56.0 million to holders of our common units and our general partner and $5.3 million in loan costs related to our new $1.0 billion credit facility.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2015. As of June 30, 2012, we have commodity contracts covering approximately 53% of our production attributable to our estimated net proved reserves from July 2012 through December 2015, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our oil and natural gas commodity contracts at June 30, 2012 was a net asset of $174.0 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts and basis swaps of approximately $56.7 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the six months ended June 30, 2012 would have increased by approximately $1.8 million. The fair value of our interest rate swaps at June 30, 2012 was a liability of $9.3 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $3.4 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer

+32.1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

++101	Interactive Data Files

+	Filed herewith

++	Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: August 9, 2012	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer

+32.1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

++101	Interactive Data Files

+   Filed herewith

++	Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.

