Form 10-Q
period 2012-09-30
EV Energy Partners, LP
filed 2012-11-08
CIK 1361937

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

YES ☐ NO ☑

As of November 2, 2012, the registrant had 38,447,350 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$10,964	$30,312
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	32,000	36,926
Other	2,247	459
Derivative asset	49,330	81,772
Other current assets	1,621	3,084
Assets held for sale	–	6,597
Total current assets	96,162	159,150

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; September 30, 2012, $341,298; December 31, 2011, $244,092	1,900,300	1,768,529
Other property, net of accumulated depreciation and amortization; September 30, 2012, $568; December 31, 2011, $447	1,341	1,345
Long–term derivative asset	48,162	57,643
Other assets	30,549	16,557
Total assets	$2,076,514	$2,003,224

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Third party	$48,986	$34,705
Related party	400	870
Derivative liability	–	618
Liabilities held for sale	–	602
Total current liabilities	49,386	36,795

Asset retirement obligations	105,705	90,803
Long–term debt	819,201	953,023
Long–term liabilities	2,961	2,564
Long–term derivative liability	84	–

Commitments and contingencies

Owners’ equity:
Common unitholders – 38,447,350 units and 34,173,650 units issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,120,241	935,425
Class B unitholders – 3,873,357 units issued and outstanding as of September 30, 2012 and December 31, 2011	(9,114)	232
General partner interest	(11,950)	(15,618)
Total owners’ equity	1,099,177	920,039
Total liabilities and owners’ equity	$2,076,514	$2,003,224

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Oil, natural gas and natural gas liquids revenues	$67,747	$62,961	$207,341	$190,691
Transportation and marketing–related revenues	954	1,428	2,643	4,313
Total revenues	68,701	64,389	209,984	195,004

Operating costs and expenses:
Lease operating expenses	24,821	19,284	78,271	54,595
Cost of purchased natural gas	662	1,072	1,808	3,242
Dry hole and exploration costs	1,809	768	5,664	1,612
Production taxes	2,587	2,645	8,394	8,415
Asset retirement obligations accretion expense	1,335	920	3,763	2,856
Depreciation, depletion and amortization	28,141	18,225	81,127	54,232
General and administrative expenses	10,296	8,126	32,562	23,851
Impairment of oil and natural gas properties	853	(48)	17,752	6,618
Total operating costs and expenses	70,504	50,992	229,341	155,421

Operating (loss) income	(1,803)	13,397	(19,357)	39,583

Other (expense) income, net:
Realized gains on derivatives, net	29,835	13,914	88,628	41,698
Unrealized (losses) gains on derivatives, net	(65,870)	68,845	(38,672)	33,212
Interest expense	(12,808)	(8,172)	(36,487)	(21,455)
Other income (expense), net	408	(125)	382	108
Total other (expense) income, net	(48,435)	74,462	13,851	53,563

(Loss) income before income taxes and equity in losses of unconsolidated affiliates	(50,238)	87,859	(5,506)	93,146

Income taxes	193	(51)	(904)	(164)

(Loss) income before equity in income (losses) of unconsolidated affiliates	(50,045)	87,808	(6,410)	92,982

Equity in income (losses) of unconsolidated affiliates	26	–	(60)	–

Net (loss) income	$(50,019)	$87,808	$(6,470)	$92,982
General partner’s interest in net (loss) income, including incentive distribution rights	$(1,000)	$4,711	$(129)	$10,693
Limited partners’ interest in net (loss) income	$(49,019)	$83,097	$(6,341)	$82,289

Net (loss) income per limited partner unit:
Basic	$(1.15)	$2.42	$(0.15)	$2.46
Diluted	$(1.15)	$2.40	$(0.15)	$2.44

Weighted average limited partner units outstanding:
Basic	42,452	34,317	41,784	33,445
Diluted	42,452	34,623	41,784	33,710

Distributions declared per unit	$0.766	$0.762	$2.295	$2.283

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands, except number of units)

(Unaudited)

	Common Unitholders	Class B Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2011	$935,425	$232	$(15,618)	$920,039
Conversion of 41,075 vested phantom units	2,836	–	–	2,836
Proceeds from public equity offering, net of offering costs of $304	262,529	–	–	262,529
Contributions from general partner	–	–	5,714	5,714
Distributions	(85,050)	(8,878)	(1,917)	(95,845)
Equity–based compensation	10,374	–	–	10,374
Net loss	(5,873)	(468)	(129)	(6,470)
Balance, September 30, 2012	$1,120,241	$(9,114)	$(11,950)	$1,099,177

	Common Unitholders	General Partner Interest	Total Owners’ Equity

Balance, December 31, 2010	$779,327	$(5,380)	$773,947
Conversion of 80,534 vested phantom units	3,508	–	3,508
Proceeds from public equity offering, net of underwriters discount and offering costs of $333	146,775	–	146,775
Contributions from general partner	–	3,191	3,191
Distributions	(75,297)	(10,217)	(85,514)
Distribution related to acquisition	–	(1,717)	(1,717)
Equity–based compensation	4,095	–	4,095
Net income	91,123	1,859	92,982
Balance, September 30, 2011	$949,531	$(12,264)	$937,267

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net (loss) income	$(6,470)	$92,982
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	3,763	2,856
Depreciation, depletion and amortization	81,127	54,232
Equity–based compensation cost	12,390	6,613
Impairment of oil and natural gas properties	17,752	6,618
Noncash derivative activity	39,395	(37,893)
Equity in losses of unconsolidated affiliates	60	–
Other, net	4,698	1,484
Changes in operating assets and liabilities:
Accounts receivable	3,138	(7,935)
Other current assets	656	(308)
Accounts payable and accrued liabilities	20,479	15,952
Other, net	(1,955)	(600)
Net cash flows provided by operating activities	175,033	134,001

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(118,925)	(35,647)
Additions to oil and natural gas properties	(100,392)	(52,936)
Investments in unconsolidated affiliates	(18,998)	–
Deposit on acquisition of oil and natural gas properties	–	(7,700)
Proceeds from sale of oil and natural gas properties	5,522	9,666
Settlements from acquired derivatives	4,166	4,443
Net cash flows used in investing activities	(228,627)	(82,174)

Cash flows from financing activities:
Long–term debt borrowings	120,000	30,000
Repayment of long–term debt borrowings	(460,000)	(436,500)
Proceeds from debt offering	206,000	292,500
Loan costs paid	(4,152)	(6,355)
Proceeds from public equity offering	262,833	147,108
Offering costs	(304)	(333)
Contributions from general partner	5,714	3,191
Distributions paid	(95,845)	(85,514)
Distribution related to acquisition	–	(1,717)
Net cash flows provided by (used in) financing activities	34,246	(57,620)

Decrease in cash and cash equivalents	(19,348)	(5,793)
Cash and cash equivalents – beginning of period	30,312	23,127
Cash and cash equivalents – end of period	$10,964	$17,334

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

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10–K for the year ended December 31, 2011.

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

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Liability awards	$836	$1,069	$2,016	$2,518
Equity awards	3,458	1,667	10,374	4,095
Total	$4,294	$2,736	$12,390	$6,613

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of September 30, 2012, total unrecognized compensation costs related to the unvested liability awards and equity awards and the period over which they are expected to be recognized are as follows:

	Unrecognized Compensation Expense	Weighted Average Period (in years)
Liability awards	$730	0.3
Equity awards	33,233	2.6

NOTE 3. ACQUISITIONS AND DIVESTITURE

Acquisitions

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

In August 2012, we acquired oil and natural gas assets for $83.2 million, subject to customary purchase price adjustments.

Pro forma results of operations have not been presented as the amounts would not be material to our unaudited condensed consolidated statements of operations.

Divestiture

In March and August 2012, the assets and liabilities that were held for sale were sold for $5.5 million.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

We have investments in unconsolidated affiliates that are accounted for using the equity method of accounting. Accordingly, we recognize our proportionate share of their earnings or losses in the period in which they are reported in their financial statements rather than in the period in which they declare a dividend. Dividends received from these unconsolidated affiliates decrease the carrying amount of our investments.

The most significant of these investments are Cardinal Gas Services, LLC (“Cardinal”) and Utica East Ohio Midstream LLC (“UEO”). We own 9% of Cardinal, which is constructing the gathering systems for production generated from the assets in which a partial interest was sold in the December 2011 transaction with Total E&P USA, Inc. and Chesapeake Energy Corporation (the “Total Transaction”), and we own 8% of UEO, which is constructing the natural gas processing plant, natural gas liquids fractionation plant, and connecting pipelines for the assets that are part of the Total Transaction. It is expected that the UEO facilities will also process third party production.

As of September 30, 2012 and December 31, 2011, the carrying amount of our investments was $19.8 million and $0.5 million, respectively, and is included in “Other assets” in our unaudited condensed consolidated balance sheets.

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

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We have elected not to designate any of our derivatives as hedging instruments. Accordingly, changes in the fair value of our derivatives are recorded immediately to operations as “Unrealized (losses) gains on derivatives, net” in our unaudited condensed consolidated statements of operations.

As of September 30, 2012, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price	Weighted Average Floor Price		Weighted Average Ceiling Price
Oil (MBbls):
Swaps – October 2012 to December 2012	254.8	$95.82	$		$
Collars – October 2012 to December 2012	114.8			104.54		156.77
Swaps – 2013	1,532.8	89.08
Swaps – 2014	1,152.7	91.35

Natural Gas (MmmBtus):
Swaps – October 2012 to December 2012	8,519.2	4.83
Collars – October 2012 to December 2012	1,663.7			7.94		9.90
Swaps – 2013	35,879.5	4.95
Swaps – 2014	15,184.0	5.73
Swaps – 2015	15,147.5	5.97

Ethane (MBbls):
Swaps – October 2012 to December 2012	184.0	29.18

Propane (MBbls):
Swap – October 2012 to December 2012	92.0	53.97

As of September 30, 2012, we had entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
October 2012 – July 2015	$110,000	1 Month LIBOR	3.315%

The fair value of these derivatives was as follows:

	Asset Derivatives		Liability Derivatives
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Commodity contracts	$106,577	$152,506	$84	$3,699
Interest rate swaps	–	–	9,085	10,010
Total fair value	106,577	152,506	9,169	13,709
Netting arrangements	(9,085)	(13,091)	(9,085)	(13,091)
Net recorded fair value	$97,492	$139,415	$84	$618

Location of derivatives in our unaudited condensed consolidated balance sheets:
Derivative asset	$49,330	$81,772	$–	$–
Long–term derivative asset	48,162	57,643	–	–
Derivative liability	–	–	–	618
Long–term derivative liability	–	–	84	–
	$97,492	$139,415	$84	$618

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of September 30, 2012 and December 31, 2011, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

The following table presents the impact of derivatives and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Realized gains on derivatives, net:
Commodity contracts (1)	$31,571	$15,022	$92,523	$42,092
Interest rate swaps (2)	(1,736)	(1,108)	(3,895)	(394)
Total	$29,835	$13,914	$88,628	$41,698

Unrealized (losses) gains on derivatives, net:
Commodity contracts	$(66,783)	$70,848	$(40,321)	$36,667
Interest rate swaps (2)	913	(2,003)	1,649	(3,455)
Total	$(65,870)	$68,845	$(38,672)	$33,212

(1)	Excludes $0.7 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, and $2.0 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively, related to the initial value of acquired derivatives that have been relieved through the settlement of such derivatives.

(2)	In June 2011, we terminated three of our interest rate swaps and reclassified the $4.7 million non–cash gain from “Unrealized (losses) gains on derivatives, net” to “Realized gains on derivatives, net.” Included in the three months and nine months ended September 30, 2012 is $0.7 million of non–cash realized losses related to the recognition of these terminated interest rate swaps.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy table for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2012:
Assets – Commodity contracts	$106,577	$–	$106,577	$–

Liabilities:
Commodity contracts	$84	$–	$84	$–
Interest rate swaps	9,085	–	9,085	–
	$9,169	$–	$9,169	$–

As of December 31, 2011:
Assets – Commodity contracts	$152,506	$–	$152,506	$–

Liabilities:
Commodity contracts	$3,699	–	$3,699	$–
Interest rate swaps	10,010	–	10,010	–
	$13,709	$–	$13,709	$–

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives based on observable market data for similar instruments. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the three months ended September 30, 2012.

Nonrecurring Basis

In March and August 2012, in conjunction with the sale of assets held for sale, we incurred additional impairment charges of $0.4 million and $0.1 million, respectively, to write down assets held for sale with a carrying amount of $6.5 million to their fair value of $6.0 million. These impairment charges were included in earnings for the nine months ended September 30, 2012. The fair value was determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

In June 2012, oil and natural gas properties with a carrying amount of $29.3 million were written down to their fair value of $13.1 million, resulting in an impairment charge of $16.2 million. This impairment charge was included in earnings for the nine months ended September 30, 2012. The fair value was determined based on the expected present value of the future net cash flows from proved reserves. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In the nine months ended September 2011, in conjunction with the sales of oil and natural gas properties, we incurred impairment charges of $6.6 million as oil and natural gas properties with an aggregate net cost basis of $16.3 million were written down to their aggregate fair value of $9.7 million. The impairment charges were included in earnings for the nine months ended September 30, 2011. The fair values were determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sales of these oil and natural gas properties.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. As of September 30, 2012 and December 31, 2011, the estimated fair value of our senior notes due 2019 was $522.5 million and $306.8 million, respectively, which differs from the carrying value of $499.2 million and $293.0 million, respectively. The fair value of the senior notes due 2019 was determined using Level 2 inputs consisting of quoted market prices and, where such prices were not available, other observable Level 2 inputs regarding interest rates available to us at the end of each respective period.

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

Balance as of December 31, 2011	$93,225
Liabilities incurred	4,902
Accretion expense	3,763
Revisions in estimated cash flows	6,893
Settlements and divestitures	(846)
Balance as of September 30, 2012	$107,937

As of September 30, 2012 and December 31, 2011, $2.2 million and $2.4 million, respectively, of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

NOTE 8. LONG–TERM DEBT

Credit Facility

As of September 30, 2012, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 4.25 to 1.0. As of September 30, 2012, we were in compliance with these financial covenants.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.62% at September 30, 2012).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of September 30, 2012, the borrowing base under the facility was $750.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

We had $320.0 million and $660.0 million outstanding under the facility at September 30, 2012 and December 31, 2011, respectively.

8.0% Senior Notes due 2019

On March 13, 2012, we issued an additional $200.0 million in aggregate principal amount of 8.0% senior unsecured notes due 2019 (the “Additional Notes”) at an offering price equal to 103% of par, or $206.0 million, plus $6.6 million of accrued interest from October 15, 2011 pursuant to the same indenture under which our existing $300.0 million of 8.0% senior unsecured notes due 2019 (the “Existing Notes”) were issued. The Additional Notes and Existing Notes are treated as a single class of debt securities under the indenture. We received proceeds of $201.9 million after deducting $4.1 million for underwriters’ discounts and payment of offering expenses. We used the proceeds to repay indebtedness under our credit facility.

Our senior notes due 2019 are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither we nor Finance have independent assets or operations apart from the assets and operations of our subsidiaries.

The aggregate carrying amount of our senior notes due 2019 was $499.2 million and $293.0 million at September 30, 2012 and December 31, 2011, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements, and no amounts have been accrued at September 30, 2012 or December 31, 2011.

As of September 30, 2012, we expect our commitment to fund the construction activities for Cardinal and UEO to be between $21.0 million and $23.0 million for the remainder of 2012 and to be between $120.0 million and $130.0 million for 2013 and 2014.

NOTE 10. OWNERS’ EQUITY

Units Outstanding

At September 30, 2012, owners’ equity consists of 38,447,350 common units and 3,873,357 Class B units, collectively representing a 98% limited partnership interest in us, and a 2% general partnership interest.

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

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Cash Distributions

The following sets forth the distributions we paid during the nine months ended September 30, 2012:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 14, 2012	October 1, 2011 – December 31, 2011	$0.763	$29,815
May 15, 2012	January 1, 2012 – March 31, 2012	0.764	32,994
August 14, 2012	April 1, 2012 – June 30, 2012	0.765	33,036
			$95,845

On October 25, 2012, the board of directors of EV Management declared a $0.766 per unit distribution for the third quarter of 2012 on all common and Class B units. The distribution of $33.1 million is to be paid on November 14, 2012 to unitholders of record at the close of business on November 7, 2012.

NOTE 11. NET (LOSS) INCOME PER LIMITED PARTNER UNIT

The following sets forth the calculation of net (loss) income per limited partner unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(50,019)	$87,808	$(6,470)	$92,982
Less:
Incentive distribution rights	–	(2,955)	–	(8,834)
General partner’s 2% interest in net loss (income)	1,000	(1,756)	129	(1,859)
Limited partners’ interest in net (loss) income	$(49,019)	$83,097	$(6,341)	$82,289

Weighted average limited partner units outstanding:
Common units	38,447	34,174	37,775	33,316
Class B units	3,873	–	3,873	–
Performance units (1)	132	143	136	129
Denominator for basic net income per limited partner unit	42,452	34,317	41,784	33,445
Dilutive phantom units (2)	–	306	–	265
Total	42,452	34,623	41,784	33,710

Net (loss) income per limited partner unit:
Basic	$(1.15)	$2.42	$(0.15)	$2.46
Diluted	$(1.15)	$2.40	$(0.15)	$2.44

(1)	Our earned but unvested performance units are considered to be participating securities for purposes of calculating our net (loss) income per limited partner unit and, accordingly, are included in the basic computation as such.

(2)	Phantom units accounted for as equity awards totaling 0.6 million units were not included in the computation of diluted net (loss) income per limited partner unit because the effect would have been anti-dilutive for the three months and nine months ended September 30, 2012.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $3.2 million and $2.8 million in the three months ended September 30, 2012 and 2011, respectively, and $9.8 million and $8.3 million in the nine months ended September 30, 2012 and 2011, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest $4.0 million and $3.7 million in the three months ended September 30, 2012 and 2011, respectively, and $12.1 million and $10.9 million in the nine months ended September 30, 2012 and 2011, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows:

	Nine Months Ended September 30,
	2012		2011
Supplemental cash flows information:
Cash paid for interest	$26,778	(1)	$6,753
Cash paid for income taxes	340		265

Non–cash transactions:
Costs for development of oil and natural gas properties in accounts payable and accrued liabilities	7,153		8,642

(1)	Includes the $6.6 million of accrued interest received in conjunction with our debt offering in March 2012 (see Note 8).

NOTE 14. NEW ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011–11, Disclosures about Offsetting Assets and Liabilities. This ASU affects all entities that have financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011–11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The provisions of ASU 2011–11 are applicable to annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. We will adopt ASU 2011–11 on January 1, 2013. As the provisions of ASU 2011–11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on our unaudited condensed consolidated financial statements.

No other new accounting pronouncements issued or effective during the nine months ended September 30, 2012 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 15. SUBSEQUENT EVENTS

In October 2012, the borrowing base under the facility was reaffirmed at $750.0 million.

In October 2012, we signed an agreement whereby we and EnerVest will dedicate certain of our operated acres in Ohio to the UEO facilities in exchange for the right to increase our ownership in UEO from 8% to 21%. The increase in ownership is subject to certain conditions, and these conditions must be met on or before March 2013. Once these conditions are met, our commitment to fund the construction activities for UEO will increase by between $110.0 million and $125.0 million through 2014.

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

We have grown our reserves and production substantially since the beginning of 2010. From January 1, 2010 through December 31, 2011, we completed 12 acquisitions for an aggregate purchase price of $1.0 billion. The estimated net proved reserves at December 31, 2011 attributable to these acquisitions were 789 Bcfe, representing 69% of our December 31, 2011 net proved reserves on an Mcfe basis. These acquisitions also provided us a new core operating area in the Barnett Shale and significant growth in our Mid–Continent area and Appalachian Basin, including significant interests prospective for the Utica Shale in Ohio. These acquisitions increased the amount and percentage of our net proved reserves that are undeveloped, which will increase our capital expenditures to develop these reserves, primarily through drilling and completion activities.

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

In March 2012, we issued an additional $200.0 million in aggregate principal amount of 8.0% senior unsecured notes due 2019 at an offering price equal to 103% of par, or $206.0 million, plus $6.6 million of accrued interest from October 15, 2011 pursuant to the same indenture under which our existing $300.0 million of 8.0% senior unsecured notes due 2019 were issued. We received proceeds of $201.9 million after deducting $4.1 million for underwriters’ discounts and payment of offering expenses. We used the proceeds to repay indebtedness under our credit facility.

In August 2012, we acquired oil and natural gas assets $83.2 million, subject to customary purchase price adjustments.

In October 2012, we signed an agreement whereby we and EnerVest will dedicate certain of our operated acres in Ohio to the UEO facilities in exchange for the right to increase our ownership in UEO from 8% to 21%. The increase in ownership is subject to certain conditions, and these conditions must be met on or before March 2013. Once these conditions are met, our commitment to fund the construction activities for UEO will increase by between $110.0 million and $125.0 million through 2014.

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

Oil and natural gas prices have been and are expected to continue to be volatile in the future. Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets. Factors affecting the price of natural gas include the discovery of substantial accumulations of natural gas in unconventional reservoirs due to technological advancements necessary to commercially produce these unconventional reserves, North American weather conditions, industrial and consumer demand for natural gas, storage levels of natural gas and the availability and accessibility of natural gas deposits in North America.

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

We have hedged approximately 93% and 82% of our estimated natural gas production for the remainder of 2012 and 2013, respectively, at prices higher than those currently prevailing. However, if prices for natural gas remain depressed for long periods, we may be required to write down the value of our oil and natural gas properties or revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. In addition, sustained low prices for natural gas will reduce the amounts we would otherwise have available to pay expenses, distribute to our unitholders and service our debt obligations.

If low natural gas prices continue for an extended period of time, we may be unable to hedge additional natural gas production for 2014 and future years at favorable prices. This could cause us to change our development plans for our natural gas properties and shut–in natural gas production, and may result in an impairment in the value of our natural gas properties, a reduction in the borrowing base under our credit facility and reduce our cash available for distributions and for servicing our debt obligations.

Utica Shale

Primarily through acquisitions completed in 2009 and 2010, as of September 30, 2012, we held over 150,000 net working interest acres and an approximate 2% average overriding royalty interest in approximately 880,000 gross acres in the state of Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. At September 30, 2012, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area. We do not expect to fully develop our Utica Shale properties for our account. As of September 30, 2012, we have participated in ten gross (1.765 net) wells that have spud, of which seven gross (1.334 net) wells have been completed. Three of these wells are currently on production.

We have initiated the process for the monetization of a portion of our working interest acres related to the Utica Shale. Such monetization could take many forms, and we cannot at this time predict the type of transaction or transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our efforts to monetize the Utica Shale properties, it may take longer to complete a transaction than we expect, or we may decide not to monetize the Utica Shale properties in this time frame.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Production data:
Oil (MBbls)	266	207	832	656
Natural gas liquids (MBbls)	440	285	1,266	827
Natural gas (MMcf)	10,772	7,141	31,757	21,144
Net production (MMcfe)	15,008	10,091	44,349	30,043
Average sales price per unit:
Oil (Bbl)	$89.83	$84.76	$93.64	$91.48
Natural gas liquids (Bbl)	32.07	55.16	37.63	52.73
Natural gas (Mcf)	2.76	4.16	2.57	4.12
Mcfe	4.51	6.24	4.68	6.35
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.65	$1.91	$1.76	$1.82
Production taxes	0.17	0.26	0.19	0.28
Total	1.82	2.17	1.95	2.10
Asset retirement obligations accretion expense	0.09	0.09	0.08	0.10
Depreciation, depletion and amortization	1.88	1.81	1.83	1.81
General and administrative expenses	0.69	0.81	0.73	0.79

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

Net loss for the three months ended September 30, 2012 was $50.0 million compared with net income of $87.8 million for the three months ended September 30, 2011. This change reflects (i) $134.7 million in decreased non–cash changes in the fair value of our open derivative positions, (ii) $19.5 million in increased operating expenses and (iii) $4.6 million in higher interest expense, partially offset by (iv) $4.3 million in increased revenues and (v) $15.9 million in increased realized gains from our derivatives.

Oil, natural gas and natural gas liquids revenues for the three months ended September 30, 2012 totaled $67.7 million, an increase of $4.8 million compared with the three months ended September 30, 2011. This increase was the result of $20.3 million related to increased production and $1.1 million from higher prices for oil partially offset by $16.6 million related to lower prices for natural gas and natural gas liquids.

Lease operating expenses for the three months ended September 30, 2012 increased $5.5 million compared with the three months ended September 30, 2011 as the result of $8.1 million related to our 2011 acquisitions and our expanded development drilling program offset by $2.6 million due to a lower unit cost per Mcfe for our acquisitions of oil and natural gas properties in the Barnett Shale. Lease operating expenses per Mcfe were $1.65 in the three months ended September 30, 2012 compared with $1.91 in the three months ended September 30, 2011.

Dry hole and exploration costs for the three months ended September 30, 2012 increased $1.0 million compared with the three months ended September 30, 2011 as a result of increased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin and the Barnett Shale.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, were $2.6 million for both the three months ended September 30, 2012 and 2011 as a result of $0.9 million from lower average realized prices offset by $0.9 million from increased production. Production taxes for the three months ended September 30, 2012 were $0.17 per Mcfe compared with $0.26 per Mcfe for the three months ended September 30, 2011.

Asset retirement obligations accretion expense for the three months ended September 30, 2012 increased $0.4 million compared with the three months ended September 30, 2011 due to the oil and natural gas properties that we acquired in 2011. Asset retirement obligations accretion expense for both the three months ended September 30, 2012 and 2011 was $0.09 per Mcfe.

Depreciation, depletion and amortization (“DD&A”) for the three months ended September 30, 2012 increased $9.9 million compared with the three months ended September 30, 2011 due to $9.2 million from higher production and $0.7 million from a higher average DD&A rate per unit. The higher average DD&A rate per unit reflects the change that decreased prices for oil, natural gas and natural gas liquids had on our reserves estimates. Depreciation, depletion and amortization for the three months ended September 30, 2012 was $1.88 per Mcfe compared with $1.81 per Mcfe for the three months ended September 30, 2011.

General and administrative expenses for the three months ended September 30, 2012 totaled $10.3 million, an increase of $2.2 million compared with the three months ended September 30, 2011. This increase is the result of $1.6 million of higher equity compensation costs and $0.5 million of higher fees paid to EnerVest under the omnibus agreement. General and administrative expenses were $0.69 per Mcfe in the three months ended September 30, 2012 compared with $0.81 per Mcfe in the three months ended September 30, 2011.

In the three months ended September 30, 2012, we incurred $0.8 million of leasehold impairment charges and $0.1 million of additional impairment charges to write down assets held for sale to their fair value.

Realized gains on derivatives, net consisted of the following:

	Three Months Ended September 30,
	2012	2011

Cash settlements	$31,248	$15,213
Non–cash realized loss related to acquired derivatives	(690)	(1,299)
Non–cash realized loss related to terminated interest rate swaps	(723)	–
Realized gains on derivatives, net	$29,835	$13,914

Unrealized (losses) gains on derivatives, net consisted of the following:

	Three Months Ended September 30,
	2012	2011

Change in the fair value of open derivatives	$(67,283)	$67,546
Change in value of acquired derivatives from the beginning of the period	690	1,299
Change in value of terminated interest rate swaps	723	–
Unrealized (losses) gains on derivatives, net	$(65,870)	$68,845

Interest expense for the three months ended September 30, 2012 increased $4.6 million compared with the three months ended September 30, 2011 due to a higher weighted average long–term debt balance.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Net loss for the nine months ended September 30, 2012 was $6.5 million compared with net income of $93.0 million for the nine months ended September 30, 2011. This change reflects (i) $71.9 million in decreased non–cash changes in the fair value of our open derivative positions, (ii) $73.9 million in increased operating expenses, and (iii) $15.0 million in higher interest expense, partially offset by (v) $15.0 million in increased revenues and (vi) $46.9 million in increased realized gains from our derivatives.

Oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2012 totaled $207.3 million, an increase of $16.6 million compared with the nine months ended September 30, 2011. This increase was the result of $60.3 million related to increased production and $1.4 million from higher prices for oil partially offset by $45.1 million related to lower prices for natural gas and natural gas liquids.

Lease operating expenses for the nine months ended September 30, 2012 increased $23.7 million compared with the nine months ended September 30, 2011 as the result of $24.7 million related to our 2011 acquisitions and our expanded development drilling program and $1.7 million ($0.04 per Mcfe) associated with the sales of oil in tanks acquired in certain of our 2011 acquisitions offset by $2.7 million due to a lower unit cost per Mcfe for our acquisitions of oil and natural gas properties in the Barnett Shale. Lease operating expenses per Mcfe were $1.76 in the nine months ended September 30, 2012 compared with $1.82 in the nine months ended September 30, 2011.

Dry hole and exploration costs for the nine months ended September 30, 2012 increased $4.1 million compared with the nine months ended September 30, 2011 as a result of increased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin and the Barnett Shale.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, were $8.4 million for both the nine months ended September 30, 2012 and 2011 as a result of $2.7 million from lower average realized prices offset by $2.7 million from increased production. Production taxes for the nine months ended September 30, 2012 were $0.19 per Mcfe compared with $0.28 per Mcfe for the nine months ended September 30, 2011.

Asset retirement obligations accretion expense for the nine months ended September 30, 2012 increased $0.9 million compared with the nine months ended September 30, 2011 due to the oil and natural gas properties that we acquired in 2011. Asset retirement obligations accretion expense for the nine months ended September 30, 2012 was $0.08 per Mcfe compared with $0.10 per Mcfe for the nine months ended September 30, 2011.

DD&A for the nine months ended September 30, 2012 increased $26.9 million compared with the nine months ended September 30, 2011 due to $26.2 million from higher production and $0.7 million from a higher average DD&A rate per unit. The higher average DD&A rate per unit reflects the change that decreased prices for oil, natural gas and natural gas liquids had on our reserves estimates. Depreciation, depletion and amortization for the nine months ended September 30, 2012 was $1.83 per Mcfe compared with $1.81 per Mcfe for the nine months ended September 30, 2011.

General and administrative expenses for the nine months ended September 30, 2012 totaled $32.6 million, an increase of $8.7 million compared with the nine months ended September 30, 2011. This increase is the result of (i) $5.8 million of higher equity compensation costs, (ii) $1.6 million of higher fees paid to EnerVest under the omnibus agreement due to an increase in operations from our acquisitions of oil and natural gas properties in 2011, (iii) $0.4 million of due diligence costs related to our acquisitions of oil and natural gas properties in December 2011, and (iv) an overall increase in third party costs related to our significant growth. General and administrative expenses were $0.73 per Mcfe in the nine months ended September 30, 2012 compared with $0.79 per Mcfe in the nine months ended September 30, 2011.

In the nine months ended September 30, 2012, we incurred $1.1 million of leasehold impairment charges, $0.5 million of additional impairment charges to write down assets held for sale to their fair value and a $16.2 million impairment charge to write down oil and natural gas properties to their fair value as determined based on the expected present value of the future net cash flows from proved reserves. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data. In the nine months ended September 30, 2011, we incurred impairment charges of $6.6 million to write down oil and natural gas properties to their fair value as determined using the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

Realized gains on derivatives, net consisted of the following:

	Nine Months Ended September 30,
	2012	2011

Cash settlements	$91,345	$41,213
Non–cash realized loss related to acquired derivatives	(1,994)	(4,197)
Non—cash realized gain related to terminated interest rate swaps	–	4,682
Non–cash realized loss related to terminated interest rate swaps	(723)	–
Realized gains on derivatives, net	$88,628	$41,698

Unrealized (losses) gains on derivatives, net consisted of the following:

	Nine Months Ended September 30,
	2012	2011

Change in the fair value of open derivatives	$(41,389)	$33,697
Change in value of acquired derivatives from the beginning of the period	1,994	4,197
Change in the value of terminated interest rate swaps	–	(4,682)
Change in value of terminated interest rate swaps	723	–
Unrealized (losses) gains on derivatives, net	$(38,672)	$33,212

Interest expense for the nine months ended September 30, 2012 increased $15.0 million compared with the nine months ended September 30, 2011 due to increases of $12.1 million from a higher weighted average long–term debt balance and $2.9 million from a higher weighted average effective interest rate.

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

Long–term Debt

As of September 30, 2012, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of September 30, 2012, the borrowing base was $750.0 million, and we had $320.0 million outstanding under the facility. In October 2012, our borrowing base was reaffirmed at $750.0 million.

In March 2012, we issued an additional $200.0 million in aggregate principal amount of our 8.0% senior notes due 2019 and received net proceeds of $201.9 million. We used the proceeds to repay indebtedness outstanding under our credit facility. As of September 30, 2012, the aggregate carrying amount of the senior notes due 2019 was $499.2 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein.

Cash and Short–term Investments

At September 30, 2012, we had $11.0 million of cash and short–term investments, which included $9.0 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

At September 30, 2012, our open derivative contracts were in a net receivable position with a fair value of $97.4 million. All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of September 30, 2012, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) by type of activity were as follows:

	Nine Months Ended September 30,
	2012	2011
Operating activities	$175,033	$134,001
Investing activities	(228,627)	(82,174)
Financing activities	34,246	(57,620)

Operating Activities

Cash flows from operating activities were $175.0 million and $134.0 million in the nine months ended September 30, 2012 and 2011, respectively. The increase was primarily due to higher production attributable to our acquisitions of oil and natural gas properties in 2011 and higher prices for oil, partially offset by lower prices for natural gas and natural gas liquids and higher operating expenses.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During the nine months ended September 30, 2012, we spent $118.9 million for acquisitions of oil and natural gas properties and $100.4 million for additions to our oil and natural gas properties. We also increased our investments in unconsolidated affiliates by $19.0 million. In addition, we received $5.5 million from the sale of oil and natural gas properties and $4.2 million from the settlements of acquired derivatives.

During the nine months ended September 30, 2011, we spent $35.6 million for the acquisition of oil and natural gas properties, $52.9 million for additions to our oil and natural gas properties and $7.7 million for a deposit on an acquisitions of oil and natural gas properties. In addition, we received $4.4 million from settlements of acquired derivatives and $9.7 million in proceeds from the sale of oil and natural gas properties.

Financing Activities

During the nine months ended September 30, 2012, we received proceeds of $262.5 million, after payment of offering costs of $0.3 million, from our public equity offering in February 2012 and $201.9 million, after deducting $4.1 million for underwriters’ discounts and payment of offering expenses, from our debt offering in March 2012. We used the proceeds to repay $460.0 million of indebtedness outstanding under our credit facility. We also received $120.0 million from borrowings under our credit facility and contributions of $5.7 million from our general partner in order to maintain its 2% interest in us. In addition, we paid distributions of $95.8 million to holders of our common units, Class B units and our general partner.

During the nine months ended September 30, 2011, we received net proceeds of $146.8 million from our public equity offering in March 2011, and we received contributions of $3.2 million from our general partner in order to maintain its 2% interest in us. We also received net proceeds of $291.5 million from our debt offering in March 2011, after deducting offering expenses of $1.0 million. We used the proceeds from these offerings and cash flows from operations to repay $436.5 million of borrowings outstanding under our credit facility. In addition, we received $30.0 million from borrowings under our credit facility, paid distributions of $85.5 million to holders of our common units and our general partner and $5.4 million in loan costs related to our new $1.0 billion credit facility.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2015. As of September 30, 2012, we have commodity contracts covering approximately 50% of our production attributable to our estimated net proved reserves from October 2012 through December 2015, as estimated in our reserve report using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our oil and natural gas commodity contracts at September 30, 2012 was a net asset of $106.5 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts and basis swaps of approximately $56.3 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the nine months ended September 30, 2012 would have increased by approximately $2.6 million. The fair value of our interest rate swaps at September 30, 2012 was a liability of $9.1 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $3.1 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

We continue to be subject to the risk factors disclosed in our Annual Report on Form 10–K for the year ended December 31, 2011 as well as the following risk factor:

We are now subject to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs, which could result in increased operating costs.

On April 17, 2012, the Environmental Protection Agency (“EPA”) issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation under the NSPS and the NESHAP programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce VOC emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We are currently evaluating the effect these rules will have on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

10.1	Third Amendment dated September 27, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 3, 2012).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

++101	Interactive Data Files.

+	Filed herewith

++	Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: November 8, 2012	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Third Amendment dated September 27, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 3, 2012).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

++101	Interactive Data Files.

+ Filed herewith

++	Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.