Form 10-K
period 2012-12-31
EV Energy Partners, LP
filed 2013-03-01
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

YES ☐ NO ☑

The aggregate market value of the common units held by non–affiliates at June 30, 2012 based on the closing price on the NASDAQ Global Market on
June 30, 2012 was $1,848,320,987.

As of February 15, 2013, the registrant had 42,599,080 common units outstanding.

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

NYMEX. The New York Mercantile Exchange.

Oil. Crude oil and condensate.

Overriding royalty interest (“ORRI”). Fractional, undivided interests or rights of participation in the oil and natural gas, or in the proceeds from the sale of oil and natural gas, produced from a specified tract or tracts, which are limited in duration to the terms of an existing lease and which are not subject to any portion of the expense of development, operation or maintenance.

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

We operate in one reportable segment engaged in the acquisition, development and production of oil and natural gas properties. As of December 31, 2012, our properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the San Juan Basin, Central and East Texas (which includes the Austin Chalk area), the Permian Basin, the Monroe Field in Northern Louisiana, and Michigan.

Oil, natural gas and natural gas liquids reserve information is derived from our reserve report prepared by Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), our independent reserve engineers. All of our proved reserves are located in the United States. The following table summarizes information about our proved reserves by geographic region as of December 31, 2012:

	Estimated Net Proved Reserves
	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe	PV–10 (1) ($ in millions)

Barnett Shale	1.1	369.8	26.0	532.4	$341.5
Appalachian Basin	4.8	71.4	0.2	101.4	164.9
Mid–Continent area	3.0	45.0	1.1	69.6	122.7
San Juan Basin	1.1	32.5	2.4	53.5	48.7
Central and East Texas	2.8	19.9	2.1	49.3	117.6
Permian Basin	0.7	16.0	3.9	43.6	67.0
Monroe Field	–	30.7	–	30.7	3.4
Michigan	–	24.2	–	24.2	8.5
Total	13.5	609.5	35.7	904.7	$874.3

_____________

(1)	At December 31, 2012, our standardized measure of discounted future net cash flows was $866.9 million. Because we are a limited partnership, we made no provision for federal income taxes in the calculation of standardized measure; however, we made a provision for future obligations under the Texas gross margin tax. The present value of future net pre–tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum (“PV–10”), is a computation of the standardized measure of discounted future net cash flows on a pre–tax basis. PV–10 is computed on the same basis as standardized measure but does not include a provision for federal income taxes or the Texas gross margin tax. PV–10 is considered a non–GAAP financial measure under the regulations of the Securities and Exchange Commission (the “SEC”). We believe PV–10 to be an important measure for evaluating the relative significance of our oil and natural gas properties. We further believe investors and creditors may utilize our PV–10 as a basis for comparison of the relative size and value of our reserves to other companies. PV–10, however, is not a substitute for the standardized measure. Our PV–10 measure and the standardized measure do not purport to present the fair value of our reserves.

The table below provides a reconciliation of PV–10 to the standardized measure at December 31, 2012 (dollars in millions):

PV–10	$874.3
Future Texas gross margin taxes, discounted at 10%	(7.4)
Standardized measure	$866.9

Developments in 2012

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

In August 2012, we acquired additional working interests in acreage in Ohio that we believe may be prospective for the Utica Shale for $75.2 million, after preliminary purchase price adjustments.

Other

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

In mid–2012, we initiated the process for the monetization of approximately 100,000 net working interest acres in Ohio that we believe may be prospective for the Utica Shale.

In October 2012, we signed an agreement whereby we and EnerVest will dedicate certain of our operated acres in Ohio to the Utica East Ohio Midstream L.L.C. (“UEO”) facilities in exchange for the right to increase our ownership in UEO from 8% to 21%. UEO is constructing natural gas processing, natural gas liquids fractionation and connecting pipeline facilities in the Utica Shale in Ohio. The increase in our ownership in UEO was subject to certain conditions being met on or before March 2013. On December 20, 2012, such conditions were satisfied, and we increased our ownership from 8% to 21%.

In December 2012, we issued 3.9 million common units when the holders of our Class B units elected to convert their Class B units into common units on a one–for–one basis.

Developments in 2013

In January 2013, we paid $33.3 million to increase our ownership in UEO from 8% to 21%.

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

We seek to maintain an inventory of drilling and development projects to maintain and grow our production from our capital development program. EnerVest operates properties representing approximately 93% of our estimated net proved reserves as of December 31, 2012. Our development program is focused on lower–risk, repeatable drilling opportunities to maintain and grow cash flow.

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

Since our initial public offering in 2006, we have financed approximately 60% of our $1.9 billion of acquisitions with free cash flow and the issuance of common units in public and private offerings. We seek to maintain sufficient liquidity not only for our operating positions but also to maintain flexibility in financing our acquisitions.

•	Pursue monetization alternatives for all or a portion of our working interest position in the Utica Shale

We hold a significant position of over 170,000 net working interest acres in Ohio and Pennsylvania that we believe may be prospective for the Utica Shale. In mid–2012, we initiated the process for the monetization of a majority of our working interest acres related to the Utica Shale. Such monetization could take many forms, and we cannot at this time predict the type of transaction or transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our efforts to monetize the Utica Shale properties, it may take longer to complete a transaction than we expect, or we may decide to delay the monetization of all or a portion of the Utica Shale properties.

Competitive Strengths

We believe that we are well positioned to achieve our primary business objective and to execute our strategies because of the following competitive strengths:

•	Geographically diversified asset base characterized by long–life reserves and predictable decline rates

We own a diversified portfolio of oil and natural gas properties, producing from multiple formations in eight producing basins with an average reserve life of 15 years. Our producing properties have well understood geologic features and relatively predictable production profiles.

•	Significant inventory of low–risk development opportunities

We have a significant inventory of development projects in our core areas of operation. At December 31, 2012, we had 2,595 identified gross drilling locations, of which approximately 514 were proved undeveloped drilling locations and the remainder were unproved drilling locations. In 2012, we drilled a total of 177 gross (39.4 net) wells with a 95% gross success rate. Our development program is focused on lower risk drilling opportunities to maintain and increase production.

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

EnerVest’s principal business is to act as general partner or manager of EnerVest partnerships that were formed to acquire, explore, develop and produce oil and natural gas properties. A primary investment objective of the EnerVest partnerships is to make periodic cash distributions. EnerVest was formed in 1992, and has acquired for its own account and for the EnerVest partnerships oil and natural gas properties for a total purchase price of more than $7.3 billion, which includes over $1.9 billion related to our acquisitions of oil and natural gas properties. EnerVest acts as an operator of over 21,000 oil and natural gas wells in 14 states.

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

EnerVest currently operates properties representing 93% of our proved oil and gas reserves as of December 31, 2012. The EnerVest partnerships own interests in the oil and gas properties in which we own interests and which are operated by EnerVest. The properties are primarily located in the Barnett Shale, Central and East Texas and the Appalachian Basin, and these properties represent approximately 69% of our net proved reserves at December 31, 2012. The investment strategy of the EnerVest partnerships is to typically divest their properties in three to five years, while our strategy contemplates holding such properties for a longer term. If the EnerVest partnerships were to sell their interests in these properties to a person not affiliated with EnerVest, we may not have a sufficient working interest to cause EnerVest to remain operator of the property. The EnerVest partnerships are under no obligation to us with respect to their sale of the properties they own.

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

Our Areas of Operation

At December 31, 2012, our properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the San Juan Basin, Central and East Texas (which includes the Austin Chalk area), the Permian Basin, the Monroe Field in Northern Louisiana, and Michigan.

Barnett Shale

We, along with certain institutional partnerships managed by EnerVest, acquired our Barnett Shale properties in December 2010, June 2011, September 2011, December 2011, February 2012 and March 2012. The properties are primarily located in Denton, Parker, Tarrant and Wise counties in Northern Texas. Our portion of the estimated net proved reserves as of December 31, 2012 was 532.4 Bcfe, 69% of which is natural gas. During 2012, we drilled 71 gross wells, 70 of which were successfully completed. EnerVest operates wells representing 99% of our estimated net proved reserves in this area, and we own an average 29% working interest in 1,115 gross productive wells.

Appalachian Basin (including the Utica Shale)

We acquired our Appalachian Basin properties at our formation, and we acquired additional properties in the Appalachian Basin, primarily in West Virginia and Ohio, in December 2007, September 2008, November 2009, March 2010, June 2010, August 2011, October 2011 and August 2012. Our activities are concentrated in the Ohio and West Virginia areas of the Appalachian Basin. Our Ohio area properties are producing primarily from the Knox and Clinton formations and other Devonian age sands in 38 counties in Eastern Ohio and 11 counties in Western Pennsylvania. Our West Virginia area properties are producing primarily from the Balltown, Benson and Big Injun formations in 23 counties in North Central West Virginia. Our estimated net proved reserves as of December 31, 2012 were 101.4 Bcfe, 71% of which is natural gas. During 2012, we drilled 30 gross wells, 22 of which were successfully completed. EnerVest operates wells representing 92% of our estimated net proved reserves in this area, and we own an average 40% working interest in 8,530 gross productive wells.

Primarily through acquisitions completed in 2009 and 2010, we hold over 170,000 net working interest acres in Ohio and Pennsylvania and an approximate 2% average ORRI in approximately 880,000 gross acres in Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. The Utica Shale is an Ordovician-age shale that extends under much of the eastern United States. The most prospective area of the Utica Shale is in eastern Ohio, where it is located at depths ranging from 5,000 to 11,000 feet deep. The Point Pleasant carbonate member, located directly under the Utica Shale, is commonly included when referring to the Utica Shale. The Utica Shale is expected to have three separate areas that produce dry natural gas, wet natural gas (natural gas with natural gas liquids), and oil. Horizontal drilling and hydraulic fracturing are required to allow production of hydrocarbons at economic rates. The first commercial production from the Utica Shale in eastern Ohio was achieved in 2011, and industry drilling activity is increasing.

At December 31, 2012, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area.

Mid–Continent Area

We acquired our Mid–Continent area properties in December 2006, August 2008, September 2008, September 2010 and November 2011. The properties are primarily located in 44 counties in Oklahoma, 17 counties in Texas, five parishes in North Louisiana, two counties in Kansas and six counties in Arkansas. Our estimated net proved reserves as of December 31, 2012 were 69.6 Bcfe, 64% of which is natural gas. During 2012, we drilled 68 gross wells, all of which were successfully completed. EnerVest operates wells representing 28% of our estimated net proved reserves in this area, and we own an average 11% working interest in 1,811 gross productive wells.

San Juan Basin

We acquired our San Juan Basin properties in September 2008, July 2010 and December 2010. The properties are primarily located in Rio Arriba County, New Mexico and La Plata County in Colorado. Our estimated net proved reserves as of December 31, 2012 were 53.5 Bcfe, 61% of which is natural gas. During 2012, we did not drill any wells. EnerVest operates wells representing 96% of our estimated net proved reserves in this area, and we own an average 71% working interest in 229 gross productive wells.

Central and East Texas

We, along with certain institutional partnerships managed by EnerVest, acquired our Central and East Texas properties in June 2007, May 2008, August 2008, July 2009, September 2009 and October 2010. The properties produce primarily from the Austin Chalk formation and are located in 30 counties in Central and East Texas. Our portion of the estimated net proved reserves as of December 31, 2012 was 49.3 Bcfe, 40% of which is natural gas. During 2012, we drilled seven gross wells, all of which were successfully completed. EnerVest operates wells representing 96% of our estimated net proved reserves in this area, and we own an average 13% working interest 1,693 gross productive wells.

Permian Basin

We acquired our Permian Basin properties in October 2007. The properties are primarily located in the Yates, Seven Rivers, Queen, Morrow, Clear Fork and Wichita Albany formations in four counties in New Mexico and Texas. Our estimated net proved reserves as of December 31, 2012 were 43.6 Bcfe, 37% of which is natural gas. During 2012, we drilled one gross well, which was successfully completed. EnerVest operates wells representing 100% of our estimated net proved reserves in this area, and we own an average 94% working interest in 174 gross productive wells.

Monroe Field

We acquired our Monroe Field properties at our formation, and we acquired additional properties in the Monroe Field in March 2007. The properties are primarily located in two parishes in Northeast Louisiana. Our estimated net proved reserves as of December 31, 2012 were 30.7 Bcfe, 100% of which is natural gas. During 2012, we did not drill any wells. EnerVest operates wells representing 100% of our estimated net proved reserves in this area, and we own an average 100% working interest in 3,923 gross productive wells.

Michigan

We acquired our Michigan properties in January 2007, and we acquired additional properties in Michigan in August 2008. The properties are located in the Antrim Shale reservoir in Otsego and Montmorency counties in northern Michigan. Our estimated net proved reserves as of December 31, 2012 were 24.2 Bcfe, 99% of which is natural gas. During 2012, we did not drill any wells. EnerVest operates wells representing 98% of our estimated net proved reserves in this area, and we have an average 82% working interest in 376 gross productive wells.

Our Oil, Natural Gas and Natural Gas Liquids Data

Natural Gas Prices

During 2012, prices for natural gas were depressed compared with periods prior to 2011. In preparing our reserve estimates, we use the average prices for oil and natural gas during the year determined using the price on the first day of each month, except for volumes subject to fixed price contracts. The average price for natural gas utilized in calculating our total estimated proved reserves at December 31, 2012 was $2.757 per MMBtu compared with $4.12 per MMBtu for our estimated proved reserves at December 31, 2011. In addition, we do not consider the effects of our natural gas derivatives in calculating the average price used in estimating our year end reserves. As discussed below, this low natural gas price caused a decline in the quantity of our reserves as of December 31, 2012 compared with our reserves as of December 31, 2011. In addition, low natural gas prices caused us to record impairments of certain of our oil and natural gas properties as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein.

Our Reserves

The following table presents our estimated net proved reserves at December 31, 2012:

	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe
Proved reserves:
Developed	11.2	473.2	24.8	689.1
Undeveloped	2.3	136.3	10.9	215.6
Total	13.5	609.5	35.7	904.7

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

The data in the above table represents estimates only. Oil, natural gas and natural gas liquids reserve engineering is inherently a subjective process of estimating underground accumulations of oil, natural gas and natural gas liquids that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil, natural gas and natural gas liquids that are ultimately recovered. Please read “Risk Factors” in Item 1A.

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

Our Proved Undeveloped Reserves

At December 31, 2012, we had 215.6 Bcfe of proved undeveloped reserves (“PUDs”) compared with 364.7 Bcfe of PUDs at December 31, 2011. The following table describes the changes in our PUDs during 2012:

Bcfe
PUDs as of December 31, 2011	364.7
Revisions of previous estimates (1)	(146.1)
Purchases of minerals in place	2.3
Extensions and discoveries (2)	20.2
Sales of minerals in place	(1.5)
Converted to proved developed reserves (3)	(24.0)
PUDs as of December 31, 2012	215.6

_____________

(1)	Revisions of previous estimates were primarily the result of decreased prices used in estimating our reserves (121.3 Bcfe).

(2)	Extensions and discoveries were primarily associated with development activities in the Barnett Shale (15.6 Bcfe), Central and East Texas (2.3 Bcfe) and the Appalachian Basin (2.1 Bcfe).

(3)	In 2012, we converted 7% of our PUDs at December 31, 2011 to proved developed reserves. Of this amount, 23.2 Bcfe, or 97%, related to development activities in the Barnett Shale. In 2012, we spent approximately $31.6 million related to the development of our PUDs.

We annually review all PUDs to ensure an appropriate plan for development exists. None of our PUDs as of December 31, 2012 have remained undeveloped for more than five years, except for 0.5% of our PUDs that require sidetracks of existing producing wells, in which case the development will occur when existing production ceases. We expect to convert our PUDs to proved developed reserves within five years of the date they are first booked as PUDs, except for the sidetracks mentioned above.

Internal Controls Applicable to our Reserve Estimates

Our policies and procedures regarding internal controls over the recording of our reserves is structured to objectively and accurately estimate our reserves quantities and present values in compliance with both accounting principles generally accepted in the United States and the SEC’s regulations.  Compliance with these rules and regulations is the responsibility of our Senior Vice President of Acquisitions, who is also our principal engineer. He has over 25 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during most of this time, and is a qualified reserves estimator (“QRE”), as defined by the standards of the Society of Petroleum Engineers. Further professional qualifications include a Bachelor of Science, Master of Science and Ph.D. in Petroleum Engineering, extensive internal and external reserve training, asset evaluation and management, and he is a registered professional engineer in the state of Texas. In addition, our principal engineer is an active participant in industry reserve seminars, professional industry groups, is a member of the Society of Petroleum Engineers, spent 13 years as an SPE Technical Editor and has authored several technical papers.

Our controls over reserve estimates included retaining Cawley Gillespie as our independent petroleum engineers. We provided information about our oil and natural gas properties, including production profiles, prices and costs, to Cawley Gillespie and they prepared their own estimates of our reserves attributable to our properties. All of the information regarding reserves in this annual report on Form 10–K is derived from the report of Cawley Gillespie, which is included as an exhibit to this annual report on Form 10–K. The principal engineer at Cawley Gillespie responsible for preparing our reserve estimates is W. Todd Brooker, a Senior Vice President and Principal with Cawley Gillespie. Mr. Brooker is a licensed professional engineer in the state of Texas (license #83462) with over 20 years of experience in petroleum engineering.

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

The audit committee of our board of directors meets with management, including the Senior Vice President of Acquisitions, to discuss matters and policies related to our reserves.

Our Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2012. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have a working interest, regardless of our percentage interest. A net well is not a physical well, but is a concept that reflects the actual total working interest we hold in a given well. We compute the number of net wells we own by totaling the percentage interests we hold in all our gross wells. Operated wells are the wells operated by EnerVest in which we own an interest.

Our wells may produce both oil and natural gas. We classify a well as an oil well if the net equivalent production of oil was greater than natural gas for the well.

	Gross Wells			Net Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Barnett Shale:
Operated	11	1,067	1,078	4	312	316
Non–operated	–	37	37	–	3	3
Appalachian Basin:
Operated	1,086	6,590	7,676	476	2,834	3,310
Non–operated	40	814	854	7	160	167
Mid–Continent area:
Operated	78	161	239	57	113	170
Non–operated	677	895	1,572	54	112	166
San Juan Basin:
Operated	33	131	164	32	126	158
Non–operated	33	32	65	3	9	12
Central and East Texas:
Operated	668	720	1,388	155	102	257
Non–operated	12	293	305	–	12	12
Permian Basin
Operated	11	151	162	11	148	159
Non–operated	2	10	12	–	4	4
Monroe Field:
Operated	–	3,923	3,923	–	3,883	3,883
Non–operated	–	–	–	–	–	–
Michigan:
Operated	–	351	351	–	314	314
Non–operated	–	25	25	–	8	8
Total (1)	2,651	15,200	17,851	799	8,140	8,939

13

_____________

(1)	In addition, we own small royalty interests in over 1,000 wells.

Our Developed and Undeveloped Acreage

The following table sets forth information relating to our leasehold acreage as of December 31, 2012:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Barnett Shale	97,955	27,819	19,252	4,340
Appalachian Basin	1,235,966	516,524	450,378	156,137
Mid–Continent area	388,799	98,858	17,279	6,838
San Juan Basin	102,591	35,574	43,857	34,342
Central and East Texas	814,219	72,765	18,783	2,366
Permian Basin	11,781	11,366	1,560	412
Monroe Field (1)	6,147	6,147	171,463	146,784
Michigan	27,457	25,822	–	–
Total	2,684,915	794,875	722,572	351,219

 _____________

(1)	There are no spacing requirements on substantially all of the wells on our Monroe Field properties; therefore, one developed acre is assigned to each productive well for which there is no spacing unit assigned.

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

Production by Field

The following table sets forth our production for 2012, 2011 and 2010 from the Barnett Shale, which is the only field for which our estimated net proved reserves at December 31, 2012 attributable to the field represented 15% or more of our total estimated net proved reserves at December 31, 2012:

	Year Ended December 31,
	2012			2011			2010
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)

Barnett Shale (1)	94	18,959	1,044	12	6,812	411	–	38	–

_____________

(1)	We acquired our interests in the Barnett Shale in December 2010, June 2011, September 2011. December 2011, February 2012 and March 2012. Our production information includes production from the acquired interests in the Barnett Shale from the date of acquisition.

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

The following table summarizes our approximate gross and net interest in development wells completed by us during 2012, 2011 and 2010, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2012	2011	2010
Gross wells:
Productive	168.0	160.0	52.0
Dry	9.0	9.0	3.0
Total	177.0	169.0	55.0
Net wells:
Productive	35.9	29.9	7.9
Dry	3.5	2.4	1.2
Total	39.4	32.3	9.1

As of December 31, 2012, we were participating in the drilling of 23 gross (5.2 net) development wells.

We drilled 13 gross (5.6 net) exploratory wells in 2012, five of which were successfully completed as producers. We drilled 21 gross (6.9 net) exploratory wells in 2011, 14 of which were successfully completed as producers. We drilled three gross (0.3 net) exploratory wells in 2010, two of which were successfully completed as producers.

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

In 2012, 2011 and 2010, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

Information regarding our delivery commitments is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” contained herein.

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

Environmental, Health and Safety Matters and Regulation

Our operations are subject to stringent and complex federal, state and local laws and regulations that govern the protection of the environment as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•	require the installation of pollution control equipment in connection with operations;

•	place restrictions or regulations upon the use or disposal of the material utilized in our operations;

•	restrict the types, quantities and concentrations of various substances that can be released into the environment or used in connection with drilling, production and transportation activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;

•	require remedial measures to mitigate pollution from former and ongoing operations, such as site restoration, pit closure and plugging of abandoned wells; and

•	require the expenditure of significant amounts in connection with worker health and safety.

 These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on our operating costs. In general, the oil and natural gas industry has recently been the subject of increased legislation and regulatory attention with respect to environmental matters. The US Environmental Protection Agency (the “EPA”) has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for 2011 to 2013.

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

Safe Drinking Water Act and Hydraulic Fracturing

Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing activities are typically regulated by state oil and gas commissions but not at the federal level, as the federal Safe Drinking Water Act expressly excludes regulation of these fracturing activities (except for fracturing activities involving the use of diesel). Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, there have been recent developments at the federal, state, regional and local levels that could result in regulation of hydraulic fracturing becoming more stringent and costly. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities. The EPA released a progress report in December 2012, and final results are anticipated in 2014. In December 2011, the EPA also published an unrelated draft report concluding that hydraulic fracturing caused groundwater pollution in a natural gas field in Wyoming; this study remains subject to review.

In addition, a committee of the U.S. House of Representatives conducted an investigation of hydraulic fracturing practices. Moreover, legislation was introduced in prior sessions of Congress to provide for federal regulation of hydraulic fracturing by eliminating the current exemption in the Safe Drinking Water Act, and, further, to require disclosure of the chemicals used in the fracturing process, and similar legislation could be introduced in future Congressional sessions. Also, some states and local or regional regulatory bodies have adopted, or are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or that require disclosure of chemical in the fracturing fluids. For example, New York has imposed a de facto moratorium on the issuance of permits for high-volume, horizontal hydraulic fracturing until state-administered environmental studies are finalized; the public comment period on the revised draft of the environmental impact closed on January 11, 2012. Further, Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed and Wyoming has adopted legislation requiring drilling operators conducting hydraulic fracturing activities in that state to publicly disclose the chemicals used in the fracturing process. The Bureau of Land Management has proposed regulations for hydraulic fracturing on land it regulates, but recently has indicated it is reconsidering the proposed rules. Further, the EPA has announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. If new laws or regulations imposing significant restrictions or conditions on hydraulic fracturing activities are adopted in areas where we conduct business, we could incur substantial compliance costs and such requirements could adversely delay or restrict our ability to conduct fracturing activities on our assets.

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

Air Emissions

Our operations are subject to the federal Clean Air Act, or CAA, and analogous state laws and local ordinances governing the control of emissions from sources of air pollution. The CAA and analogous state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous (or toxic) air pollutants, might require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or seek injunctive relief, requiring us to forego construction, modification or operation of certain air emission sources.

On April 17, 2012, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards, or NSPS, and the National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs under the CAA, and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce VOC emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to new hydraulically fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We are currently evaluating the effect these rules will have on our business.

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

Climate Change Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has been moving forward to regulate GHGs as pollutants under the CAA and has already adopted rules establishing GHG emission limits from motor vehicles beginning with the 2012 model year. As a result, the EPA, as of January 2, 2011, requires the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs in a multi-step process, with the largest sources first subject to permitting. Some states, regions and localities have adopted or have considered programs to address GHG emissions. In addition, both houses of Congress previously considered legislation to reduce emissions of greenhouse gases and many states have adopted or considered measures to establish GHG emissions reduction levels, often involving the planned development of GHG emission inventories and/or GHG cap and trade programs. Most of these cap and trade programs would work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. Federal efforts at a cap and trade program appear to not be moving forward in Congress. Some members of Congress have publicly indicated an intention to introduce legislation to curb EPA’s regulatory authority over GHGs. Depending on the regulatory reach of new CAA legislation implementing regulations or new EPA and/or state, regional or local rules restricting the emission of GHGs, we could incur significant costs to control our emissions and comply with regulatory requirements. In addition, in October 2009, the EPA has adopted a mandatory GHG emissions reporting program which imposes reporting and monitoring requirements on various industries and in November 2010, expanded this GHG reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. Significant financial expenditures could be required to comply with the monitoring, recordkeeping and reporting requirements under the EPA's GHG reporting program.  We do not believe, however, that our compliance with applicable monitoring, recordkeeping and reporting requirements under GHG reporting program as recently amended will have a material adverse effect on our results of operations or financial position. We have submitted our report for 2011 and are currently working on our report for 2012.

Because of the lack of any comprehensive legislative program addressing GHGs, there is a great deal of uncertainty as to how and when federal regulation of GHGs might take place. Moreover, the federal, regional, state and local regulatory initiatives also could adversely affect the marketability of the oil, natural gas and natural gas liquids we produce. The impact of such future programs cannot be predicted, but we do not expect our operations to be affected any differently than other similarly situated domestic competitors.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2012, 2011 and 2010. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2013 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact our business activities, financial condition, results of operations or ability to pay distributions to our unitholders.

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state, local and tribal authorities. Rules and regulations affecting the oil and natural gas industry are under constant review for amendment or expansion, which could increase the regulatory burden and the potential for financial sanctions for noncompliance. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

Drilling and Production

Statutes, rules and regulations affecting exploration and production undergo constant review and often are amended, expanded and reinterpreted, making difficult the prediction of future costs or the impact of regulatory compliance attributable to new laws and statutes. The regulatory burden on the oil and natural gas industry increases the cost of doing business and, consequently, affects its profitability. Our drilling and production operations are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states and some counties and municipalities in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling, completing and operating wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells;

•	notice to surface owners and other third parties; and

•	produced water and waste disposal.

State and federal regulations are generally intended to prevent waste of oil and natural gas, protect correlative rights to produce oil and natural gas between owners in a common reservoir or formation, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and natural gas plants operated by other companies that provide midstream services to us are also subject to the jurisdiction of various federal, state and local authorities, which can affect our operations. State laws also regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states have taken up consideration of forced pooling. Other states rely on voluntary pooling of lands and leases.

States generally impose a production, ad valorem or severance tax with respect to the production and sale of oil and natural gas within their respective jurisdictions. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation, but there can be no assurance they will not do so in the future.

In addition, a number of states and some tribal nations have enacted surface damage statutes (“SDAs”). These laws are designed to compensate for damage caused by oil and natural gas development operations. Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners/users. Most also contain bonding requirements and require specific payments to be made in connection with exploration and producing activities. Costs and delays associated with SDAs could impair operational effectiveness and increase development costs.

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

The Mineral Leasing Act of 1920 (the “Mineral Act”) prohibits ownership of any direct or indirect interest in federal onshore oil and natural gas leases by a foreign citizen or a foreign entity except through equity ownership in a corporation formed under the laws of the United States or of any U.S. State or territory, and only if the laws, customs, or regulations of their country of origin or domicile do not deny similar or like privileges to citizens or entities of the United States. If these restrictions are violated, the oil and natural gas lease can be canceled in a proceeding instituted by the United States Attorney General. We qualify as an entity formed under the laws of the United States or of any U.S. State or territory. Although the regulations promulgated and administered by the BLM pursuant to the Mineral Act provide for agency designations of non–reciprocal countries, there are presently no such designations in effect. It is possible that our unitholders may be citizens of foreign countries and do not own their units in a U.S corporation or even if such interest held through a U.S. corporation, their country of citizenship may be determined to be non–reciprocal countries under the Mineral Act. In such event, any federal onshore oil and natural gas leases held by us could be subject to cancellation based on such determination.

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

Hydraulic Fracturing

Most of our oil and natural gas properties are subject to hydraulic fracturing procedures as the process is required to economically develop the properties. The hydraulic fracturing process is integral to our drilling and completion costs in these areas and typically represent up to 60% of the total drilling/completion costs per well.

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

Employees

EV Management, the general partner of our general partner, has six full time employees and two executive officers who spend a significant amount of their time on our operations. At December 31, 2012, EnerVest, the sole member of EV Management, had approximately 870 full–time employees, including over 120 geologists, engineers and land professionals. To carry out our operations, EnerVest employs the people who will provide direct support to our operations. None of these employees are covered by collective bargaining agreements. We consider EV Management’s relationship with its employees to be good, and EnerVest considers its relationship with its employees to be good.

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

In order to make our cash distributions at our current quarterly distribution rate of $0.767 per common unit, we will require available cash of approximately $33.3 million per quarter based on the common units outstanding as of February 15, 2013. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at this anticipated quarterly distribution rate under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of oil, natural gas and natural gas liquids we produce;

•	the prices at which we sell our production;

•	our ability to acquire additional oil and natural gas properties at economically attractive prices;

•	our ability to hedge commodity prices;

•	the level of our capital expenditures;

•	the level of our operating and administrative costs; and

•	the level of our interest expense, which depends on the amount of our indebtedness and the interest payable thereon.

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

If prices remain depressed for a prolonged period, our cash flows from operations will decline and we may have to lower our distributions or may not be able to pay distributions at all and may be unable to service our debt obligations.

Our revenue, profitability and cash flow depend upon the prices for oil, natural gas and natural gas liquids. The prices we receive for our production are volatile and a drop in prices can significantly affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms, all of which can affect our ability to pay distributions. Changes in prices have a significant impact on the value of our reserves and on our cash flows. Prices may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil, natural gas and natural gas liquids;

•	the amount of added production from development of unconventional natural gas reserves;

•	the price and quantity of foreign imports of oil, natural gas and natural gas liquids;

•	the level of consumer product demand;

•	weather conditions;

•	the value of the U.S dollar relative to the currencies of other countries;

•	overall domestic and global economic conditions;

•	political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, conditions in South America, China and Russia, and acts of terrorism or sabotage;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxation;

•	the impact of energy conservation efforts;

•	the proximity and capacity of natural gas pipelines and other transportation facilities to our production; and

•	the price and availability of alternative fuels.

Low prices will decrease our revenues, but may also reduce the amount of oil, natural gas or natural gas liquids that we can economically produce. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non–cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our credit facility, which may adversely affect our ability to make cash distributions to our unitholders and service our debt obligations.

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

We own interests in oil and natural gas properties in which partnerships managed by EnerVest also own interests, and we expect to make acquisitions of properties jointly with EverVest partnerships in the future. These properties are primarily in the Barnett Shale, Central and East Texas and the Appalachian Basin, and these properties represent approximately 69% of our estimated net proved reserves as of December 31, 2012. The EnerVest partnerships generally have an investment strategy to typically divest properties in three to five years, while our strategy is to hold properties for the longer term. We own less than a majority working interest in the properties in which the EnerVest partnerships also own an interest. If the EnerVest partnerships were to sell their interest in these properties to a person not affiliated with EnerVest, our working interest would not be large enough that we could control the selection of the operator and EnerVest may lose the ability to operate the properties on our behalf. Loss of operations would mean that EnerVest would no longer control decisions regarding the development and production of those properties, and any replacement operator could make decisions regarding development or production activities that make it difficult to implement our strategy.

We depend on EnerVest to provide us services necessary to operate our business. If EnerVest were unable or unwilling to provide these services, it would result in disruption in our business which could have an adverse effect on our ability to make cash distributions to our unitholders and service our debt obligations.

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

In its rulemaking under the new legislation, the CFTC has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents (with exemptions for certain bona fide hedging transactions); the CFTC’s final rule was set aside by the U.S. District Court for the District of Columbia on September 28, 2012 and remanded to the CFTC to resolve ambiguity as to whether statutory requirements for such limits to be determined necessary and appropriate were satisfied. As a result, the rule has not yet taken effect, although the CFTC has indicated that it intends to appeal the court’s decision and that it believes the Dodd–Frank Act requires it to impose position limits. The impact of such regulations upon our business is not yet clear. Certain of our hedging and trading activities and those of our counterparties may be subject to the position limits, which may reduce our ability to enter into hedging transactions.

In addition, the Act does not explicitly exempt end users (such as us) from the requirement to use cleared exchanges, rather than hedging over–the–counter, and the requirements to post margin in connection with hedging activities. While it is not possible at this time to predict when the CFTC will finalize certain other related rules and regulations, the Act and related regulations may require us to comply with margin requirements and with certain clearing and trade–execution requirements in connection with our derivative activities, although whether these requirements will apply to our business is uncertain at this time. If the regulations ultimately adopted require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, our hedging would become more expensive and we may decide to alter our hedging strategy.

The financial reform legislation may also require the counterparties to derivative instruments to spin off some of their derivative activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts reduce the availability of derivatives to protect against risks we encounter, restrict our flexibility in conducting trading and hedging activity and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivative contracts as a result of the new requirements, our results of operations may become more volatile and cash flows less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil, natural gas and natural gas liquids prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil, natural gas and natural gas liquids.  Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Our acquisitions involve numerous risks, including:

•	operating a significantly larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired business, especially if the assets acquired are in a new business segment or geographic area;

•	the risk that reserves acquired may not be of the anticipated magnitude or may not be developed as anticipated;

•	the loss of significant key employees from the acquired business:

•	the diversion of management’s attention from other business concerns;

•	the failure to realize expected profitability or growth;

•	the failure to realize expected synergies and cost savings;

•	coordinating geographically disparate organizations, systems and facilities; and

•	coordinating or consolidating corporate and administrative functions.

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

Unless we replace the reserves we produce, our revenues and production will decline, which would adversely affect our cash flows from operations and our ability to make distributions to our unitholders or service our debt obligations.

Producing reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our decline rate may change when we drill additional wells, make acquisitions or under other circumstances. Our future cash flows and income and our ability to maintain and to increase distributions to unitholders are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations. Factors that may hinder our ability to acquire additional reserves include competition, access to capital, prevailing oil, natural gas and natural gas liquids prices and the number and attractiveness of properties for sale.

Our estimated reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.

Numerous uncertainties are inherent in estimating quantities of our reserves. Our estimates of our net proved reserve quantities are based upon reports from Cawley Gillespie, an independent petroleum engineering firm used by us. The process of estimating oil, natural gas and natural gas liquids reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and these reports rely upon various assumptions, including assumptions regarding future oil, natural gas and natural gas liquids prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and natural gas liquids attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, our wells are characterized by low production rates per well. As a result, changes in future production costs assumptions could have a significant effect on our proved reserve quantities.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, production and acquisition of reserves. As part of our exploration and development operations, we have expanded, and expect to further expand, the application of horizontal drilling and multi-stage hydraulic fracture stimulation techniques. The utilization of these techniques requires substantially greater capital expenditures as compared to the drilling of a vertical well, sometimes more than three times the cost. The incremental capital expenditures are the result of greater measured depths and additional hydraulic fracture stages in horizontal wellbores. These expenditures will be deducted from our revenues in determining our cash available for distribution. We intend to finance our future capital expenditures with cash flows from operations, borrowings under our credit facility and the issuance of debt and equity securities. The incurrence of debt will require that a portion of our cash flows from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Our cash flows from operations and access to capital are subject to a number of variables, including:

•	the estimated quantities of our reserves;

•	the amount of oil, natural gas and natural gas liquids we produce from existing wells;

•	the prices at which we sell our production; and

•	our ability to acquire, locate and produce new reserves.

If our revenues or the borrowing base under our credit facility decrease as a result of lower commodity prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our credit facility may restrict our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a possible decline in our reserves and production, which could lead to a decline in our reserves, and could adversely affect our business, results of operation, financial conditions and ability to make distributions to our unitholders. In addition, we may lose opportunities to acquire oil and natural gas properties and businesses.

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

One of our growth strategies is to capitalize on opportunistic acquisitions of oil, natural gas and natural gas liquids reserves. Any future acquisition will require an assessment of recoverable reserves, title, future oil, natural gas and natural gas liquids prices, operating costs, potential environmental hazards, potential tax and ERISA liabilities, and other liabilities and similar factors. Ordinarily, our review efforts are focused on the higher valued properties and are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and potential problems, such as ground water contamination and other environmental conditions and deficiencies in the mechanical integrity of equipment are not necessarily observable even when an inspection is undertaken. Any unidentified problems could result in material liabilities and costs that negatively impact our financial conditions and results of operations and our ability to make cash distributions to our unitholders and service our debt obligations.

Additional potential risks related to acquisitions include, among other things:

•	incorrect assumptions regarding the future prices of oil, natural gas and natural gas liquids or the future operating or development costs of properties acquired;

•	incorrect estimates of the reserves attributable to a property we acquire;

•	an inability to integrate successfully the businesses we acquire;

•	the assumption of liabilities;

•	limitations on rights to indemnity from the seller;

•	the diversion of management’s attention from other business concerns; and

•	losses of key employees at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly.

Our hedging activities could result in financial losses or could reduce our net income, which may adversely affect our ability to pay cash distributions to our unitholders and service our debt obligations.

To achieve more predictable cash flows and to reduce our exposure to fluctuations in the prices of oil, natural gas and natural gas liquids, we have and may continue to enter into hedging arrangements for a significant portion of our production. If we experience a sustained material interruption in our production, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. Lastly, an attendant risk exists in hedging activities that the counterparty in any derivative transaction cannot or will not perform under the instrument and that we will not realize the benefit of the hedge.

Our ability to use hedging transactions to protect us from future price declines will be dependent upon oil and natural gas prices at the time we enter into future hedging transactions and our future levels of hedging, and as a result our future net cash flows may be more sensitive to commodity price changes.

Our policy has been to hedge a significant portion of our near–term estimated production. However, our price hedging strategy and future hedging transactions will be determined at the discretion of our general partner, which is not under an obligation to hedge a specific portion of our production. The prices at which we hedge our production in the future will be dependent upon commodity prices at the time we enter into these transactions, which may be substantially higher or lower than current oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil and natural gas prices received for our future production. Conversely, our hedging strategy may limit our ability to realize cash flows from commodity price increases. It is also possible that a substantially larger percentage of our future production will not be hedged as compared with the next few years, which would result in our oil, natural gas and natural gas liquids revenues becoming more sensitive to commodity price changes.

We may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenue and our ability to pay distributions to our unitholders and service our debt obligations.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources than us. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil, natural gas and natural gas liquids, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, these companies may have a greater ability to continue drilling activities during periods of low prices, to contract for drilling equipment, to secure trained personnel, and to absorb the burden of present and future federal, state, local and other laws and regulations. The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases. Competition has been strong in hiring experienced personnel, particularly in the accounting and financial reporting, tax and land departments. In addition, competition is strong for attractive oil and natural gas producing properties, oil and natural gas companies, and undeveloped leases and drilling rights. We may be often outbid by competitors in our attempts to acquire properties or companies. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

Our business is subject to operational risks that will not be fully insured, which, if they were to occur, could adversely affect our financial condition or results of operations and, as a result, our ability to pay distributions to our unitholders and service our debt obligations.

Our business activities are subject to operational risks, including:

•	damages to equipment caused by adverse weather conditions, including hurricanes and flooding;

•	facility or equipment malfunctions;

•	pipeline ruptures or spills;

•	fires, blowouts, craterings and explosions; and

•	uncontrollable flows of oil or natural gas or well fluids; and

•	surface spillage and surface or ground water contamination from petroleum constituents or hydraulic fracturing chemical additives.

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

Any of these events could adversely affect our ability to conduct operations or cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution or other environmental contamination, loss of wells, regulatory penalties, suspension of operations, and attorneys’ fees and other expenses incurred in the prosecution or defense of litigation.

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

 We may incur significant costs and liabilities as a result of environmental requirements applicable to the operation of our wells, gathering systems and other facilities. These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including, for example:

•	the CAA and comparable state laws and regulations that impose obligations related to emissions of air pollutants;

•	the Clean Water Act and comparable state laws and regulations that impose obligations related to discharges of pollutants into regulated bodies of water;

•	the Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the handling and disposal of waste from our facilities;

•	the CERCLA and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which we have sent waste for disposal;

•	the Safe Drinking Water Act and state or local laws and regulations related to hydraulic fracturing;

•	the OPA which subject responsible parties to liability for removal costs and damages arising from an oil spill in waters of the U.S.; and

•	EPA community right to know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.

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

Our exploration, production and transportation operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Failure or delay in obtaining and maintaining regulatory approvals or drilling permits could have a material adverse effect on our ability to develop our properties, and receipt of drilling permits with onerous conditions could increase our compliance costs. In addition, regulations regarding resource conservation practices and the protection of correlative rights affect our operations by limiting the quantity of oil, natural gas and natural gas liquids we may produce and sell.

We are subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration, production and transportation of oil, natural gas and natural gas liquids. While the cost of compliance with these laws has not been material to our operations in the past, the possibility exists that new laws, regulations or enforcement policies could be more stringent and significantly increase our compliance costs. If we are not able to recover the resulting costs through insurance or increased revenues, our ability to pay distributions to our unitholders and service our debt obligations could be adversely affected.

Climate change legislation or regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil, natural gas and natural gas liquids we produce.

On October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published its amendments to the GHG reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities, which may include facilities we operate. Reporting of GHG emissions from such facilities will be required on an annual basis beginning in 2012 for emissions occurring in 2011. We have submitted our report for 2011 and are currently working on our report for 2012.

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

In addition, both houses of Congress previously considered legislation to reduce emissions of GHGs and many states have adopted or considered measures to reduce GHG emission reduction levels, often involving the planned development of GHG emission inventories and/or cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The adoption and implementation of any legislation or regulatory programs imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil, natural gas and natural gas liquids that we produce. Federal efforts at a cap and trade program appear to not be moving forward in Congress. Some members of Congress have publicly indicated an intention to introduce legislation to curb EPA’s regulatory authority over GHGs.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from dense rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in most of our drilling and completion programs. Hydraulic fracturing is typically regulated by state oil and natural gas commissions but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel. In addition, in past sessions, legislation was introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the fracturing process. At the state level, some states, including Pennsylvania, Louisiana and Texas, where we operate, have adopted, and other states are considering adopting, requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater; the EPA released a progress report in December 2012 and final results are expected in 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

We are now subject to regulation under NSPS and NESHAPS programs, which could result in increased operating costs.

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation under the NSPS and the NESHAP programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce VOC emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We are currently evaluating the effect these rules will have on our business.

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

We may encounter obstacles to marketing our oil, natural gas and natural gas liquids, which could adversely impact our revenues.

The marketability of our production will depend in part upon the availability and capacity of natural gas gathering systems, pipelines and other transportation facilities owned by third parties. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. The availability of markets are beyond our control. If market factors dramatically change, the impact on our revenues could be substantial and could adversely affect our ability to produce and market oil, natural gas and natural gas liquids, the value of our units and our ability to pay distributions on our units and service our debt obligations.

We may experience a temporary decline in revenues and production if we lose one of our significant customers.

To the extent any significant customer reduces the volume of its oil or natural gas purchases from us, we could experience a temporary interruption in sales of, or a lower price for, our production and our revenues and cash available for distribution could decline which could adversely affect our ability to make cash distributions to our unitholders and service our debt obligations.

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

The amount of cash that we have available for distribution depends primarily upon our cash flows, including financial reserves and cash flows from working capital borrowing, and not solely on profitability, which will be affected by noncash items. As a result, we may make cash distributions during periods when we record losses for financial accounting purposes and may not make cash distributions during periods when we record net income for financial accounting purposes.

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

In order to maintain and increase our levels of production, we will need to acquire oil and natural gas properties. Several of the officers and directors of EV Management, the general partner of our general partner, who have responsibilities for managing our operations and activities hold similar positions with other entities that are in the business of identifying and acquiring oil and natural gas properties. For example, Mr. Walker is Executive Chairman of EV Management and President and Chief Executive Officer of EnerVest, which is in the business of acquiring oil and natural gas properties and managing the EnerVest partnerships that are in that business. Mr. Houser, President and Chief Executive Officer and a director of EV Management, is also Executive Vice President and Chief Operating Officer of EnerVest. We cannot assure you that these conflicts will be resolved in our favor. Mr. Gary R. Petersen, a director of EV Management, is also a senior managing director of EnCap, which is in the business of investing in oil and natural gas companies with independent management which in turn is in the business of acquiring oil and natural gas properties. Mr. Petersen is also a director of several oil and natural gas producing entities that are in the business of acquiring oil and natural gas properties. The existing positions of these directors and officers may give rise to fiduciary obligations that are in conflict with fiduciary obligations owed to us. The EV Management officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that the opportunities are more appropriate for other entities which they serve and elect not to present them to us.

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

In 2011, our general partner reset the target distribution levels and received Class B units as provided in our partnership agreement. In December 2012, the Class B units were converted into common units. Our general partner has the right to further reset the cash target distribution levels at higher levels based on the distribution at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount.

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

The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. EnerVest owns and controls our general partner, and as of February 15, 2013, officers and directors of EV Management owned an aggregate of 9.3% of our outstanding common. Accordingly, it may be difficult for holders of our common units to remove our general partner.

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

Our partnership agreement provides that we will distribute all of our available cash to our unitholders each quarter. As a result, we will be dependent on the issuance of additional common units and other partnership securities and borrowings to finance our growth. A number of factors will affect our ability to issue securities and borrow money to finance growth, as well as the costs of such financings, including:

•	general economic and market conditions, including interest rates, prevailing at the time we desire to issue securities or borrow funds;

•	conditions in the oil and natural gas industry;

•	our results of operations and financial condition; and

•	prices for oil, natural gas and natural gas liquids.

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

Our cash distribution will be characterized as coming from either operating surplus or capital surplus. Operating surplus generally means amounts we receive from operating sources, such as sales of our production, less operating expenditures, such as production costs and taxes, and less estimated maintenance capital, which are generally amounts we estimate we will need to spend in the future to maintain our production levels over the long term. Capital surplus generally means amounts we receive from non–operating sources, such as sales of properties and issuances of debt and equity securities. Cash representing capital surplus, therefore, is analogous to a return of capital. Distributions of capital surplus are made to our unitholders and our general partner in proportion to their percentage interests in us, or 98 percent to our unitholders and two percent to our general partner, and will result in a decrease in our minimum quarterly distribution and a lower threshold for distributions on the incentive distribution rights held by our general partner.

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

Investment in common units by tax–exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non–U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non–U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non–U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income.

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

In addition to federal income taxes, you will likely be subject to other taxes, including Medicare, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We own assets and do business in the states of Texas, Louisiana, Oklahoma, Arkansas, New Mexico, Colorado, Kansas, Michigan, Ohio, West Virginia and Pennsylvania. Each of these states, other than Texas, currently imposes a personal income tax. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is your responsibility to file all U.S. federal, foreign, state and local tax returns.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding our properties is contained in “Item 1. Business — Our Areas of Operation and — Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” contained herein.

ITEM 3. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.” At the close of business on February 15, 2013, based upon information received from our transfer agent and brokers and nominees, we had 180 common unitholders of record. This number does not include owners for whom common units may be held in “street” names.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for 2012 and 2011:

	Price Range
	High	Low	Cash Distribution per Common Unit (1)
2012:
First Quarter	$73.75	$63.25	$0.764
Second Quarter	70.67	43.56	0.765
Third Quarter	65.26	50.00	0.766
Fourth Quarter	66.30	55.01	0.767	(2)

2011:
First Quarter	$55.58	$39.20	$0.760
Second Quarter	59.95	47.58	0.761
Third Quarter	77.77	52.42	0.762
Fourth Quarter	77.96	59.93	0.763

(1)	Cash distributions are declared and paid in the following calendar quarter.

(2)	On January 31, 2013, the board of directors of EV Management declared a quarterly cash distribution for the fourth quarter of 2012 of $0.767 per common unit. The distribution was paid on February 14, 2013.

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

	Year Ended December 31,
	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008 (5)
Statement of Operations Data:
Revenues:
Oil, natural gas and natural gas liquids revenues	$281,749	$256,370	$165,738	$114,066	$192,757
Gain on derivatives, net	–	–	–	–	1,597
Transportation and marketing–related revenues	3,731	5,470	5,780	7,846	12,959
Total revenues	285,480	261,840	171,518	121,912	207,313

Operating costs and expenses:
Lease operating expenses	103,605	74,419	53,736	41,495	42,681
Cost of purchased natural gas	2,600	4,078	4,353	4,509	9,849
Dry hole and exploration costs	6,771	12,140	417	–	–
Production taxes	10,911	11,247	7,867	5,983	9,088
Asset retirement obligations accretion expense	5,116	3,914	3,153	2,035	1,434
Depreciation, depletion and amortization	113,381	74,723	55,221	52,048	38,032
General and administrative expenses	42,682	34,968	23,313	18,556	13,653
Impairment of oil and natural gas properties	34,453	11,037	–	–	–
Gain on sales of oil and natural gas properties	–	(4,017)	(40,656)	–	–
Total operating costs and expenses	319,519	222,509	107,404	124,626	114,737

Operating (loss) income	(34,039)	39,331	64,114	(2,714)	92,576

Other income, net	18,750	63,664	42,222	4,372	133,144

(Loss) income before income taxes and equity in income of unconsolidated affiliates	(15,289)	102,995	106,336	1,658	225,720
Income taxes	(1,078)	(354)	(285)	(248)	(235)
(Loss) income before equity in income of unconsolidated affiliates	(16,367)	102,641	106,051	1,410	225,485
Equity in income of unconsolidated affiliates	18	–	–	–	–
Net (loss) income	$(16,349)	$102,641	$106,051	$1,410	$225,485
General partner’s interest in net (loss) income, including incentive distribution rights	$(327)	$10,886	$11,938	$7,040	$8,847
Limited partners’ interest in net (loss) income	$(16,022)	$91,755	$94,113	$(5,630)	$216,638
Net (loss) income per limited partner unit:
Basic	$(0.38)	$2.71	$3.35	$(0.29)	$14.12
Diluted	$(0.38)	$2.68	$3.34	$(0.29)	$14.12
Distributions declared per unit	$3.062	$3.046	$3.03	$3.01	$2.82

Financial Position (at end of period):
Working capital	$57,430	$122,355	$84,765	$52,825	$94,817
Total assets	2,065,414	2,003,224	1,486,757	907,705	979,995
Long–term debt	859,218	953,023	619,000	302,000	467,000
Owners’ equity	1,059,824	920,039	773,947	547,431	457,484

(1)	Includes the results of the acquisitions of oil and natural gas properties in the Barnett Shale in February 2012 and March 2012.

(2)	Includes the results of (i) the acquisition of oil and natural gas properties in the Barnett Shale in June 2011, September 2011 and December 2011, (ii) the acquisition of oil and natural gas properties in the Appalachian Basin in August 2011 and October 2011 and (iii) the acquisition of oil and natural gas properties in the Mid–Continent area in November 2011.

(3)	Includes the results of (i) the acquisition of oil and natural gas properties in the Appalachian Basin in March 2010 and June 2010, (ii) the acquisition of oil and natural gas properties in the Mid–Continent area in September 2010, (iii) the acquisition of oil and natural gas properties in the San Juan Basin in July 2010 and December 2010, (iii) the acquisition of oil and natural properties in Central and East Texas in October 2010 and (iv) the acquisition of oil and natural gas properties in the Barnett Shale in December 2010.

(4)	Includes the results of the acquisition of oil and natural gas properties in Central and East Texas in July 2009 and September 2009 and the acquisition of oil and natural gas properties in the Appalachian Basin in November 2009.

(5)	Includes the results of (i) the acquisition of oil properties in Central and East Texas in May 2008, August 2008 and September 2008, (ii) the acquisitions of oil and natural gas properties in Michigan in August 2008, (iii) the acquisition of oil and natural gas properties in the Mid–Continent area in August 2008, (iv) the acquisition of natural gas properties in the Appalachian Basin in September 2008 and (v) the acquisition of oil and natural gas properties in the San Juan Basin in September 2008.

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

As of December 31, 2012, our properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid-Continent area in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the San Juan Basin, Central and East Texas (which includes the Austin Chalk area), the Permian Basin, the Monroe Field in Louisiana, and Michigan. As of December 31, 2012, we had estimated net proved reserves of 13.5 MMBbls of oil, 609.5 Bcf of natural gas and 35.7 MMBbls of natural gas liquids, or 904.7 Bcfe, and a standardized measure of $866.9 million.

Developments in 2012

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

In August 2012, we acquired additional working interests in acreage in Ohio that we believe may be prospective for the Utica Shale for $75.2 million, after preliminary purchase price adjustments.

Other

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

In mid–2012, we initiated the process for the monetization of approximately 100,000 net working interest acres in Ohio that we believe may be prospective for the Utica Shale.

In October 2012, we signed an agreement whereby we and EnerVest will dedicate certain of our operated acres in Ohio to the UEO facilities in exchange for the right to increase our ownership in UEO from 8% to 21%. UEO is constructing natural gas processing, natural gas liquids fractionation and connecting pipeline facilities in the Utica Shale in Ohio. The increase in our ownership in UEO was subject to certain conditions being met on or before March 2013. On December 20, 2012, such conditions were satisfied, and we increased our ownership from 8% to 21%.

In December 2012, we issued 3.9 million common units when the holders of our Class B units elected to convert their Class B units into common units on a one–for–one basis.

Developments in 2013

In January 2013, we paid $33.3 million to increase our ownership in UEO from 8% to 21%.

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

Oil, natural gas and natural gas liquids prices are expected to be volatile in the future. Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets. Factors affecting the price of natural gas and natural gas liquids include the discovery of substantial accumulations of natural gas in unconventional reservoirs due to technological advancements necessary to commercially produce these unconventional reserves, North American weather conditions, industrial and consumer demand for natural gas and natural gas liquids, storage levels of natural gas and natural gas liquids and the availability and accessibility of natural gas deposits in North America.

In order to mitigate the impact of changes in prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. By removing a significant portion of this price volatility on our future production through December 2015, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flows from operations for those periods. If commodity prices are depressed for an extended period of time, it could alter our acquisition and development plans, and adversely affect our growth strategy and ability to access additional capital in the capital markets.

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

We focus our efforts on increasing our reserves and production while controlling costs at a level that is appropriate for long–term operations. Our future cash flows from operations are dependent upon our ability to manage our overall cost structure.

Current Low Natural Gas Prices

Natural gas prices are still not at the levels that they were in 2011. As of December 31, 2012, we have hedged approximately 89% of our estimated natural gas production for 2013 at prices higher than those currently prevailing. In 2012, the low prices for natural gas caused us to write down the value of certain of our oil and natural gas properties, and continued low prices may cause further write downs or cause us to revise our development plans, which may cause certain of our undeveloped well locations to no longer be deemed proved. In addition, sustained low prices for natural gas will reduce the amounts we would otherwise have available to pay expenses, distribute to our unitholders and service our debt obligations.

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

Utica Shale

Primarily through acquisitions completed in 2009 and 2010, we hold over 170,000 net working interest acres in Pennsylvania and Ohio and an approximate 2% average ORRI in 880,000 gross acres in Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. At December 31, 2012, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area. We do not expect to fully develop our Utica Shale properties for our account.

In mid–2012, we initiated the process for the monetization of a majority of our working interest acres related to the Utica Shale. Such monetization could take many forms, and we cannot at this time predict the type of transaction or transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our efforts to monetize the Utica Shale properties, it may take longer to complete a transaction than we expect, or we may decide to delay the monetization of all or a portion of the Utica Shale properties.

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

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as development or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil, natural gas and natural gas liquids in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature, and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and natural gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of oil and natural gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

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

We assess our proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future reserves that will be produced from a field, the timing of this future production, future costs to produce the oil, natural gas and natural gas liquids and future inflation levels. If the carrying amount of a property exceeds the sum of the estimated undiscounted future net cash flows, we recognize an impairment expense equal to the difference between the carrying value and the fair value of the property, which is estimated to be the expected present value of the future net cash flows from proved reserves. Estimated future net cash flows are based on existing proved reserves, forecasted production and cost information and management’s outlook of future commodity prices. The underlying commodity prices used in the determination of our estimated future net cash flows are based on NYMEX forward strip prices at the end of the period, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believes will impact realizable prices. Future operating costs estimates, including appropriate escalators, are also developed based on a review of actual costs by field or area. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate a property impairment.

Estimates of Oil, Natural Gas and Natural Gas Liquids Reserves

Our estimates of proved reserves are based on the quantities of oil, natural gas and natural gas liquids which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimate. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs and workover costs, all of which may vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Independent reserve engineers prepare our reserve estimates at the end of each year.

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

Accounting for Derivatives

We use derivatives to hedge against the variability in cash flows associated with the forecasted sale of our anticipated future oil, natural gas and natural gas liquids production. We generally hedge a substantial, but varying, portion of our anticipated production for the next 12 – 36 months. We do not use derivatives for trading purposes. We have elected not to apply hedge accounting to our derivatives. Accordingly, we carry our derivatives at fair value on our consolidated balance sheet, with the changes in the fair value included in our consolidated statement of operations in the period in which the change occurs. Our current results of operations would potentially have been significantly different had we elected and qualified for hedge accounting on our derivatives.

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

RESULTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
Production data:
Oil (MBbls)	1,110	891	679
Natural gas liquids (MBbls)	1,742	1,096	728
Natural gas (MMcf)	42,536	29,247	19,486
Net production (MMcfe)	59,647	41,169	27,933
Average sales price per unit:
Oil (Bbl)	$91.94	$91.72	$74.78
Natural gas liquids (Bbl)	36.02	52.99	42.64
Natural gas (Mcf)	2.75	3.99	4.30
Mcfe	4.72	6.23	5.93
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.74	$1.81	$1.92
Production taxes	0.18	0.27	0.28
Total	1.92	2.08	2.20
Asset retirement obligations accretion expense	0.09	0.10	0.11
Depreciation, depletion and amortization	1.90	1.82	1.98
General and administrative expenses	0.72	0.85	0.83

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Net loss for 2012 was $16.3 million compared with net income of $102.6 million for 2011. This change reflects (i) $23.6 million in increased revenues, (ii) $56.6 million in increased realized gains from our derivatives and (iii) $5.4 million in decreased dry hole and exploration costs, offset by (iv) $83.8 million in decreased non–cash changes in the fair value of our open derivative positions, (v) $74.9 million in increased operating expenses, (vi) $23.4 million in increased impairment charges, (vii) $18.1 million in higher interest expense and (viii) $4.0 million of decreased gain on sale of oil and natural gas properties.

Oil, natural gas and natural gas liquids revenues for 2012 totaled $281.7 million, an increase of $25.4 million compared with 2011. This increase was the result of $79.9 million related to increased production and $0.2 million from higher prices for oil partially offset by $54.7 million related to lower prices for natural gas and natural gas liquids.

Lease operating expenses for 2012 increased $29.2 million compared with 2011 as the result of $31.6 million related to increased production from our 2011 acquisitions and our expanded development drilling program and $1.7 million ($0.03 per Mcfe) associated with the sales of oil in tanks acquired in certain of our 2011 acquisitions offset by $4.1 million due to a lower unit cost per Mcfe for our acquisitions of oil and natural gas properties in the Barnett Shale. Lease operating expenses per Mcfe were $1.74 in 2012 compared with $1.81 in 2011.

Dry hole and exploration costs for 2012 decreased $5.4 million compared with 2011. Lower dry hole costs of $8.1 million were partially offset by increased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin and the Barnett Shale.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, decreased $0.3 million compared with 2011 as the result of $3.7 million from lower average realized prices offset by $3.4 million from increased production. Production taxes for 2012 were $0.18 per Mcfe compared with $0.27 per Mcfe for 2011.

Asset retirement obligations accretion expense for 2012 increased $1.2 million compared with 2011 due to the oil and natural gas properties that we acquired in 2011. Asset retirement obligations accretion expense for 2012 was $0.09 per Mcfe compared with $0.10 per Mcfe for 2011.

DD&A for 2012 increased $38.7 million compared with 2011 due to $35.0 million from higher production and $3.4 million from a higher average DD&A rate per unit. The higher average DD&A rate per unit reflects the change that decreased prices for natural gas and natural gas liquids had on our reserves estimates. Depreciation, depletion and amortization for 2012 was $1.90 per Mcfe compared with $1.82 per Mcfe for 2011.

General and administrative expenses for 2012 totaled $42.7 million, an increase of $7.7 million compared with 2011. This increase is the result of (i) $6.6 million of higher equity compensation costs, (ii) $2.2 million of higher fees paid to EnerVest under the omnibus agreement due to an increase in operations from our acquisitions of oil and natural gas properties in 2011 and (iii) $0.6 million of increased payroll costs, partially offset by a decrease of $1.9 million of due diligence costs related to our acquisitions of oil and natural gas properties in December 2011. General and administrative expenses were $0.72 per Mcfe in 2012 compared with $0.85 per Mcfe in 2011.

In 2012, we incurred impairment charges of $34.5 million. Of this amount, due to lower natural gas prices and their effect on our reserves, we recorded $31.9 million of impairment charges related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows from proved reserves. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data. The remainder of the impairment charges consisted of $2.1 million of leasehold impairment charges and $0.5 million of additional impairment charges to write down assets held for sale to their fair value. In 2011, we incurred impairment charges of $11.0 million to write down oil and natural gas properties to their fair value. Of this amount, $10.4 million related to oil and natural gas properties that were written down to their fair values prior to being sold and $0.6 million related to leasehold impairments of unproved oil and natural gas properties.

Realized gains on derivatives, net consisted of the following for the years ended December 31:

	2012	2011

Cash settlements	$118,920	$58,979
Non–cash realized loss related to acquired derivatives	(2,555)	(5,259)
Non—cash realized gain related to terminated interest rate swaps	–	4,682
Non–cash realized loss related to terminated interest rate swaps	(1,365)	–
Realized gains on derivatives, net	$115,000	$58,402

Unrealized (losses) gains on derivatives, net consisted of the following for the years ended December 31:

	2012	2011

Change in the fair value of open derivatives	$(52,186)	$34,928
Change in value of acquired derivatives from the beginning of the period	2,555	5,259
Change in the value of terminated interest rate swaps	–	(4,682)
Change in value of terminated interest rate swaps	1,365	–
Unrealized (losses) gains on derivatives, net	$(48,266)	$35,505

Interest expense for 2012 increased $18.1 million compared with 2011 due to increases of $15.2 million from a higher weighted average long–term debt balance and $3.8 million from a higher weighted average effective interest rate offset by $0.9 million of capitalized interest related to our investments in unconsolidated affiliates.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital have been issuances of equity and debt securities, borrowings under our credit facility and cash flows from operations. Our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our unitholders and general partner and working capital needs. For 2013, we believe that cash on hand, proceeds from sales of assets, net cash flows generated from operations and borrowings under our credit facility will be adequate to fund our capital budget, pay distributions to our unitholders and general partner and satisfy our short–term liquidity needs. We may also utilize borrowings under our credit facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund our acquisitions and long–term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

In the past we accessed the equity and debt markets to finance our significant acquisitions. While we have been successful in accessing the public equity and debt markets in 2012 and in prior years, any disruptions in the financial markets may limit our ability to access the public equity or debt markets in the future.

Long–term Debt

As of December 31, 2012, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of December 31, 2012, the borrowing base was $750.0 million, and we had $360.0 million outstanding.

As of December 31, 2012, we have $500.0 million in aggregate principal amount outstanding of 8.0% senior notes due 2019. As of December 31, 2012, the aggregate carrying amount of the senior notes due 2019 was $499.2 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 8. Financial Statements and Supplementary Data” contained herein.

Cash and Cash Equivalents

At December 31, 2012, we had $7.5 million of cash and cash equivalents, which included $5.0 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

At December 31, 2012, our open derivative contracts were in a net receivable position with a fair value of $86.6 million. All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of December 31, 2012, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

	2012	2011	2010
Operating activities	$209,515	$167,212	$122,353
Investing activities	(273,508)	(518,962)	(550,559)
Financing activities	41,167	358,935	432,527

Operating Activities

Cash flows from operating activities were $209.5 million and $167.2 million in 2012 and 2011, respectively. The increase was primarily due to $23.6 million of higher revenues and $59.9 million of cash settlements from derivatives, partially offset by $31.2 million of higher cash operating expenses and $20.3 million of increased cash paid for interest.

Cash flows from operating activities were $167.2 million and $122.4 million in 2011 and 2010, respectively. The increase was primarily due to $90.3 million of higher revenues and $10.0 million of increased realized gains on derivatives, partially offset by $33.3 million of higher cash operating expenses and $12.9 million of increased cash paid for interest.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During 2012, we spent $120.0 million for acquisitions of oil and natural gas properties and $129.8 million for additions to our oil and natural gas properties. We also increased our investments in unconsolidated affiliates by $33.8 million. In addition, we received $5.5 million from the sale of oil and natural gas properties and $4.6 million from the settlements of acquired derivatives.

During 2011, we spent $463.6 million for the acquisition of oil and natural gas properties and $75.9 million for additions to our oil and natural gas properties. In addition, we received $6.6 million from settlements of derivatives acquired in our December 2010 acquisition of oil and natural gas properties and $14.0 million in proceeds from the sales of oil and natural gas properties.

During 2010, we spent $568.4 million on the acquisitions of oil and natural gas properties and $26.5 million for additions to our oil and natural gas properties. In addition, we received $44.4 million for the sales of oil and natural gas properties.

Financing Activities

During 2012, we received proceeds of $262.5 million, after payment of offering costs of $0.3 million, from our public equity offering in February 2012 and $201.9 million, after deducting $4.1 million for underwriters’ discounts and payment of offering expenses, from our debt offering in March 2012. We used the proceeds to repay $460.0 million of indebtedness outstanding under our credit facility. We also received $160.0 million from borrowings under our credit facility and contributions of $5.7 million from our general partner in order to maintain its 2% interest in us. In addition, we paid distributions of $128.9 million to holders of our common units, Class B units and our general partner.

During 2011, we received proceeds of $146.8 million, after payment of offering costs of $0.3 million, from our public equity offering in March 2011, and we received contributions of $3.2 million from our general partner in order to maintain its 2% interest in us. We also received net proceeds of $291.5 million from our debt offering in March 2011, after deducting offering expenses of $1.0 million. We used the proceeds from these offerings and cash flows from operations to repay $436.5 million of borrowings outstanding under our credit facility. In addition, we borrowed $477.5 million under our credit facility to finance our acquisitions, paid distributions of $115.1 million to holders of our common units and our general partner and paid $6.7 million in loan costs related to our new $1.0 billion credit facility.

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

Capital Requirements

In 2013, we currently expect spending for additions to our oil and natural gas properties to be between $90.0 million and $110.0 million and our commitment to fund the construction activities for our unconsolidated affiliates to be between $230.0 million and $250.0 million. We also currently expect to make distributions of approximately $33.3 million per quarter to holders of our common units and general partner based on our current quarterly distribution rate of $0.767 per unit outstanding and our common units outstanding as of February 15, 2013. We expect to fund these amounts with cash on hand, proceeds from sales of assets, net cash flows generated from operations and borrowings under our credit facility.

We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisition of oil and natural gas properties in 2013 through the issuance of equity or debt securities.

Contractual Obligations

	Payments Due by Period (amounts in thousands)
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Total debt	$860,000	$–	$–	$360,000	$500,000
Estimated interest payments (1)	280,467	48,640	97,280	82,880	51,667
Transportation commitments (2)	6,184	618	1,237	1,237	3,092
Purchase obligation (3)	10,000	10,000	–	–	–
Total	$1,156,651	$59,258	$98,517	$444,117	$554,759

(1)	Amounts represent the expected cash payments for interest based on (i) the amount outstanding under our credit facility as of December 31, 2012 and the weighted average interest rate for 2012 of 2.40%, and (ii) our $500.0 million in aggregate principal amount of 8.0% senior notes due 2019. Such amounts do not include the effects of our interest rate swaps.

(2)	Amounts represent commitments under a firm transportation agreement at current rates. We are also party to another agreement with certain institutional partnerships managed by EnerVest. Under this agreement, we and the institutional partnerships are obligated to deliver 7,500 Mcf per day of natural gas to a natural gas processing plant in Ohio for processing. The agreement does not prorate the natural gas volumes between us and the institutional partnerships managed by EnerVest and does not require that we dedicate production from specific oil and natural gas properties to satisfy this commitment. The agreement is contingent on the processing plant coming into service before November 2013. We have not included this commitment in the table as the actual amounts to be paid by us cannot be quantified. The maximum exposure under this agreement, should we or the institutional partnerships fail to deliver the minimum volumes, is $1.8 million per year and the agreement is for 10 years. The delivery commitments are substantially less than our anticipated production from our oil and natural gas properties in Ohio.

(3)	Amounts represent payments to be made under our omnibus agreement with EnerVest based on the amount that we will pay in 2013. This amount will increase or decrease as we purchase or divest assets. While these payments will continue for periods subsequent to December 31, 2013, no amounts are shown as they cannot be quantified.

Our asset retirement obligations are not included in the table above given the uncertainty regarding the actual timing of such expenditures. The total amount of our asset retirement obligations at December 31, 2012 is $104.7 million.

Off–Balance Sheet Arrangements

As of December 31, 2012, we had no off–balance sheet arrangements.

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

FORWARD–LOOKING STATEMENTS

This Form 10–K contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “forward–looking statement”). These forward–looking statements relate to, among other things, the following:

•	our future financial and operating performance and results;

•	our business strategy and plans, including plans for the sale of acreage in the Utica Shale;

•	our estimated net proved reserves, PV–10 value and standardized measure;

•	market prices;

•	our future derivative activities; and

•	our plans and forecasts.

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

The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward–looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information. We do not undertake any obligation to update or revise publicly any forward–looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Form 10–K including, but not limited to:

•	fluctuations in prices of oil, natural gas and natural gas liquids;

•	significant disruptions in the financial markets;

•	future capital requirements and availability of financing;

•	uncertainty inherent in estimating our reserves;

•	risks associated with drilling and operating wells;

•	discovery, acquisition, development and replacement of reserves;

•	cash flows and liquidity;

•	timing and amount of future production of oil, natural gas and natural gas liquids;

•	availability of drilling and production equipment;

•	marketing of oil, natural gas and natural gas liquids;

•	developments in oil and natural gas producing countries;

•	competition;

•	general economic conditions;

•	governmental regulations;

•	receipt of amounts owed to us by purchasers of our production and counterparties to our derivative financial instrument contracts;

•	hedging decisions, including whether or not to enter into derivative financial instruments;

•	events similar to those of September 11, 2001;

•	actions of third party co–owners of interest in properties in which we also own an interest;

•	fluctuations in interest rates and the value of the U.S. dollar in international currency markets; and

•	our ability to effectively integrate companies and properties that we acquire.

All of our forward–looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Item 1A.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil, natural gas and natural gas liquids. Declines in prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower prices also may reduce the amount of oil, natural gas or natural gas liquids that we can produce economically. A decline in prices could have a material adverse effect on the estimated value and estimated quantities of our reserves, our ability to fund our operations and our financial condition, cash flows, results of operations and access to capital. Historically, prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

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

Commodity Price Risk

Our major market risk exposure is to prices for oil, natural gas and natural gas liquids. These prices have historically been volatile. As such, future earnings are subject to change due to changes in these prices. Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot prices for natural gas production. We have used, and expect to continue to use, commodity contracts to reduce our risk of changes in the prices of oil, natural gas and natural gas liquids. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with pre–existing or anticipated sales of oil, natural gas and natural gas liquids.

We have entered into commodity contracts to hedge significant amounts of our anticipated production through December 2015. As of December 31, 2012, we have commodity contracts covering approximately 51% of our production attributable to our estimated net proved reserves through December 2015, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Subsequent to December 31, 2012, we entered into additional commodity contracts and now have commodity contracts covering approximately 68% of our production through 2015. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially. Please read the disclosures under “Our estimated reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in the “Risk Factors” section included in Item 1A.

The fair value of our commodity contracts at December 31, 2012 was a net asset of $94.9 million. A 10% change in prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our commodity contracts of approximately $49.9 million. Please see “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for 2012 would have increased by approximately $3.5 million. The fair value of our interest rate swaps at December 31, 2012 was a net liability of $8.3 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $3.1 million. Please see “Item 8. Financial Statements and supplementary Data” contained herein for additional information.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that EV Energy Partners, L.P.’s internal control over financial reporting was effective as of December 31, 2012.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2012 which is included in ”Item 8. Financial Statements and Supplementary Data” contained herein.

/s/ MARK A. HOUSER	/s/ MICHAEL E. MERCER
Mark A. Houser	Michael E. Mercer
Chief Executive Officer of EV Management, LLC,	Chief Financial Officer of EV Management, LLC,
general partner of EV Energy, GP, L.P.,	general partner of EV Energy GP, L.P.,
general partner of EV Energy Partners, L.P.	general partner of EV Energy Partners, L.P.

Houston, TX
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of EV Management, LLC

and Unitholders of EV Energy Partners, L.P. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of EV Energy Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and changes in owners’ equity of the Partnership for each of the three years in the period ended December 31, 2012. We also have audited the Partnership's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2013

EV Energy Partners, L.P.

Consolidated Balance Sheets

(In thousands, except number of units)

	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$7,486	$30,312
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	34,909	36,926
Related party	1,422	–
Other	11,263	459
Derivative asset	40,771	81,772
Other current assets	1,750	3,084
Assets held for sale	–	6,597
Total current assets	97,601	159,150

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; December 31, 2012, $389,206; December 31, 2011, $244,092	1,875,890	1,768,529
Other property, net of accumulated depreciation and amortization; December 31, 2012, $598; December 31, 2011, $447	1,325	1,345
Long–term derivative asset	45,839	57,643
Other assets	44,759	16,557
Total assets	$2,065,414	$2,003,224

LIABILITIES AND OWNERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities:
Third party	$40,171	$34,705
Related party	–	870
Derivative liability	–	618
Liabilities held for sale	–	602
Total current liabilities	40,171	36,795

Asset retirement obligations	102,707	90,803
Long–term debt	859,218	953,023
Other long–term liabilities	3,494	2,564

Commitments and contingencies

Owners’ equity:
Common unitholders – 42,320,707 units and 34,173,650 units issued and outstanding as of December 31, 2012 and 2011, respectively	1,072,175	935,425
Class B unitholders – 3,873,357 units issued and outstanding as of December 31, 2011	–	232
General partner interest	(12,351)	(15,618)
Total owners’ equity	1,059,824	920,039
Total liabilities and owners’ equity	$2,065,414	$2,003,224

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Operations

(In thousands, except per unit data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Oil, natural gas and natural gas liquids revenues	$281,749	$256,370	$165,738
Transportation and marketing–related revenues	3,731	5,470	5,780
Total revenues	285,480	261,840	171,518

Operating costs and expenses:
Lease operating expenses	103,605	74,419	53,736
Cost of purchased natural gas	2,600	4,078	4,353
Dry hole and exploration costs	6,771	12,140	417
Production taxes	10,911	11,247	7,867
Asset retirement obligations accretion expense	5,116	3,914	3,153
Depreciation, depletion and amortization	113,381	74,723	55,221
General and administrative expenses	42,682	34,968	23,313
Impairment of oil and natural gas properties	34,453	11,037	–
Gain on sales of oil and natural gas properties	–	(4,017)	(40,656)
Total operating costs and expenses	319,519	222,509	107,404

Operating (loss) income	(34,039)	39,331	64,114

Other income (expense), net:
Realized gains on derivatives, net	115,000	58,402	49,042
Unrealized (losses) gains on derivatives, net	(48,266)	35,505	2,994
Interest expense	(48,689)	(30,568)	(10,442)
Other income, net	705	325	628
Total other income, net	18,750	63,664	42,222

(Loss) income before income taxes and equity in income of unconsolidated affiliates	(15,289)	102,995	106,336

Income taxes	(1,078)	(354)	(285)

(Loss) income before equity in income of unconsolidated affiliates	(16,367)	102,641	106,051

Equity in income of unconsolidated affiliates	18	–	–

Net (loss) income	$(16,349)	$102,641	$106,051
General partner’s interest in net (loss) income, including incentive distribution rights	$(327)	$10,886	$11,938
Limited partners’ interest in net (loss) income	$(16,022)	$91,755	$94,113

Net (loss) income per limited partner unit:
Basic	$(0.38)	$2.71	$3.35
Diluted	$(0.38)	$2.68	$3.34

Weighted average limited partner units outstanding:
Basic	41,952	33,895	28,095
Diluted	41,952	34,183	28,162

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(16,349)	$102,641	$106,051
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Dry hole costs	1,100	9,220	170
Asset retirement obligations accretion expense	5,116	3,914	3,153
Depreciation, depletion and amortization	113,381	74,723	55,221
Equity–based compensation	16,433	9,834	5,043
Impairment of oil and natural gas properties	34,453	11,037	–
Gain on sales of oil and natural gas properties	–	(4,017)	(40,656)
Noncash derivative activity	49,632	(40,187)	(2,994)
Amortization of deferred loan costs	2,183	1,348	564
Equity in income of unconsolidated affiliates	(18)	–	–
Dividends from unconsolidated affiliates	79	–	–
Other	2,165	563	(169)
Changes in operating assets and liabilities:
Accounts receivable	(1,773)	(6,505)	(9,320)
Other current assets	51	(342)	2,215
Accounts payable and accrued liabilities	5,185	7,362	4,514
Long–term liabilities	–	–	(734)
Other, net	(2,123)	(2,379)	(705)
Net cash flows provided by operating activities	209,515	167,212	122,353

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(120,033)	(463,624)	(568,433)
Additions to oil and natural gas properties	(129,783)	(75,913)	(26,525)
Investments in unconsolidated affiliates	(33,811)	–	–
Proceeds from sales of oil and natural gas properties	5,522	14,012	44,399
Dividends from unconsolidated affiliates	19	–	–
Settlements from acquired derivatives	4,578	6,563	–
Net cash flows used in investing activities	(273,508)	(518,962)	(550,559)

Cash flows from financing activities:
Long–term debt borrowings	160,000	477,500	543,000
Repayments of long–term debt borrowings	(460,000)	(436,500)	(226,000)
Proceeds from debt offering	206,000	292,500	–
Loan costs paid	(4,152)	(7,698)	(465)
Proceeds from public equity offerings	262,833	147,108	204,965
Offering costs	(304)	(347)	(306)
Contributions from general partner	5,714	3,191	4,267
Distributions paid	(128,924)	(115,101)	(92,934)
Distribution related to acquisition	–	(1,718)	–
Net cash flows provided by financing activities	41,167	358,935	432,527

(Decrease) increase in cash and cash equivalents	(22,826)	7,185	4,321
Cash and cash equivalents – beginning of year	30,312	23,127	18,806
Cash and cash equivalents – end of year	$7,486	$30,312	$23,127

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Changes in Owners’ Equity

(In thousands)

	Common Unitholders	Class B Unitholders	General Partner Interest	Total Owners’ Equity
Balance, December 31, 2009	$548,160	$–	$(729)	$547,431
Conversion of 84,842 vested phantom units	2,580	–	–	2,580
Proceeds from public equity offerings, net of offering costs of $306	204,659	–	–	204,659
Contributions from general partner	–	–	4,267	4,267
Distributions	(81,895)	–	(11,039)	(92,934)
Equity–based compensation	1,893	–	–	1,893
Net income	103,930	–	2,121	106,051
Balance, December 31, 2010	779,327	–	(5,380)	773,947
Conversion of 80,534 vested phantom units	3,508	–	–	3,508
Issuance of 3,873,357 Class B units	–	–	–	–
Proceeds from public equity offering, net of offering costs of $347	146,761	–	–	146,761
Contributions from general partner	–	–	3,191	3,191
Distributions	(101,337)	–	(13,764)	(115,101)
Distribution related to acquisition	–	–	(1,718)	(1,718)
Equity–based compensation	6,810	–	–	6,810
Net income	100,356	232	2,053	102,641
Balance, December 31, 2011	935,425	232	(15,618)	920,039
Conversion of 41,075 vested phantom units	2,836	–	–	2,836
Proceeds from public equity offering, net of offering costs of $304	262,529	–	–	262,529
Contributions from general partner	–	–	5,714	5,714
Distributions	(114,501)	(11,845)	(2,578)	(128,924)
Equity–based compensation	12,278	1,243	458	13,979
Conversion of Class B units	(11,530)	11,530	–	–
Net loss	(14,862)	(1,160)	(327)	(16,349)
Balance, December 31, 2012	$1,072,175	$–	$(12,351)	$1,059,824

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

As of December 31, 2012 and 2011, we did not have any reserves for doubtful accounts, and we did not incur any expense related to bad debts. We do not have any off–balance sheet credit exposure related to our customers.

Property and Depreciation

Our oil, natural gas and natural gas liquids producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Capitalized costs associated with unproved properties totaled $133.5 million and $53.7 million as of December 31, 2012 and December 31, 2011, respectively. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain non–producing leasehold costs are expensed as incurred. For 2012, 2011 and 2010, we recorded dry hole and exploration costs of $6.8 million, $12.1 and $0.4 million, respectively.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

No gains or losses are recognized upon the disposition of oil and natural gas properties except in transactions such as the significant disposition of an amortizable base that significantly affects the unit–of–production amortization rate. Sales proceeds are credited to the carrying value of the properties.

The capitalized costs of our producing oil and natural gas properties are depreciated and depleted by the units–of–production method based on the ratio of current production to estimated total net proved reserves as estimated by independent petroleum engineers. Proved developed reserves are used in computing unit rates for drilling and development costs and total proved reserves are used for depletion rates of leasehold and pipeline costs.

Other property is stated at cost less accumulated depreciation, which is computed using the straight–line method based on estimated economic lives ranging from three to 25 years. We expense costs for maintenance and repairs in the period incurred. Significant improvements and betterments are capitalized if they extend the useful life of the asset.

Impairment of Long–Lived Assets

We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. For 2012 and 2011, we recorded impairment charges of $32.4 million and $10.4 million, respectively, related to proved oil and natural gas properties as the carrying amounts of such properties were determined not to be recoverable (see Note 8). For 2010, we recorded no impairment charges related to proved oil and natural gas properties.

Unproved oil and natural gas properties are assessed periodically on a property–by–property basis, and any impairment in value is recognized. For 2012 and 2011, we recorded leasehold impairment charges of $2.1 million and $0.6 million, respectively, related to unproved oil and natural gas properties. For 2010, we recorded no impairment charges related to unproved oil and natural gas properties.

Investments in Unconsolidated Affiliates

We account for our investments in unconsolidated affiliates using the equity method of accounting. Accordingly, we recognize our proportionate share of their earnings or losses in the period in which they are reported in their financial statements rather than in the period in which they declare a dividend. Dividends received from these unconsolidated affiliates decrease the carrying amount of our investments.

Asset Retirement Obligations

An asset retirement obligation (“ARO”) represents the future abandonment costs of tangible assets, such as wells, service assets, pipelines, and other facilities. We record an ARO and capitalize the asset retirement cost in oil and natural gas properties in the period in which the retirement obligation is incurred based upon the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells. After recording these amounts, the ARO is accreted to its future estimated value using an assumed cost of funds and the additional capitalized costs are depreciated on a unit–of–production basis. If the ARO is settled for an amount other than the recorded amount, a gain or loss is recognized.

Revenue Recognition

Oil, natural gas and natural gas liquids revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no significant gas imbalances at December 31, 2012 or 2011.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

Derivatives

We monitor our exposure to various business risks, including commodity price and interest rate risks, and use derivatives to manage the impact of certain of these risks. Our policies do not permit the use of derivatives for speculative purposes. We use energy derivatives for the purpose of mitigating risk resulting from fluctuations in the market price of oil, natural gas and natural gas liquids.

We have elected not to designate our derivatives as hedging instruments. Changes in the fair value of derivatives are recorded immediately to net income as “Unrealized (losses) gains on derivatives, net” in our consolidated statements of operations.

Business Segment Reporting

We operate in one reportable segment engaged in the exploration, development and production of oil and natural gas properties and all of our operations are located in the United States.

Concentration of Credit Risk

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of December 31, 2012, all of our counterparties have performed pursuant to their derivative contracts.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

In 2012, 2011 and 2010, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

Recent Accounting Standards

In May 2011, the FASB issued ASU No. 2011–04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement, and has resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The provisions of ASU 2011–04 are applicable to interim and annual reporting periods subsequent to December 15, 2011. The adoption of ASU 2011–04 did not impact our operating results, financial position or cash flows, but did impact our disclosures on fair value measurements (see Note 8).

In December 2011, the FASB issued ASU No. 2011–11, Disclosures about Offsetting Assets and Liabilities. This ASU affects all entities that have financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011–11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The provisions of ASU 2011–11 are applicable to annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. We will adopt ASU 2011–11 on January 1, 2013. As the provisions of ASU 2011–11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective during the year ended December 31, 2012 have had or are expected to have a material impact on our consolidated financial statements.

Subsequent Event

We evaluated subsequent events for appropriate accounting and disclosure through the date these consolidated financial statements were issued.

NOTE 3. EQUITY–BASED COMPENSATION

EV Management has a long–term incentive plan (the “Plan”) for employees, consultants and directors of EV Management and its affiliates who perform services for us. The Plan, as amended, allows for the award of unit options, phantom units, performance units, restricted units and deferred equity rights. As of December 31, 2012, the aggregate amount of our common units that may be awarded under the plan was 4.5 million units. Unless earlier terminated by us or unless all units available under the Plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016. The compensation committee of the board of directors administers the Plan.

Phantom Units

Liability Awards

We account for phantom units issued prior to 2009 as liability awards due to the Plan’s provision allowing us, at our discretion, to settle the award in either cash or common units and the presumption that some or all of these awards would be settled in cash. The fair value of these phantom units is remeasured at the end of each reporting period based on the current market price of our common units until settlement. Prior to settlement, compensation cost is recognized for these phantom units based on the proportionate amount of the requisite service period that has been rendered to date and is net of estimated forfeitures. These phantom units are subject to graded vesting over a four year period.

Activity related to these phantom units is as follows:

Nonvested phantom units as of December 31, 2011	81,900
Vested	(41,075)
Forfeited	(562)
Nonvested phantom units as of December 31, 2012	40,263

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The total fair value of the phantom units vested in 2012, 2011 and 2010 was $2.8 million, $3.5 million and $3.3 million, respectively.

We recognized compensation cost related to these phantom units of $2.5 million, $3.0 million and $3.1 million in 2012, 2011 and 2010, respectively. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

As of December 31, 2012, there was $0.1 million of total unrecognized compensation cost related to these unvested phantom units which is expected to be recognized in the first quarter of 2013.

Equity Awards

We account for phantom units issued beginning in 2009 as equity awards since we have determined that these awards will likely be settled by issuing common units. Compensation cost is recognized for these phantom units on a straight–line basis over the service period and is net of estimated forfeitures. These phantom units are subject to graded vesting over a four year period.

We estimated the fair value of these phantom units using the Black–Scholes option pricing model. The following assumptions were used to estimate the weighted average fair value of these phantom units for the years ended December 31:

	2012	2011	2010
Weighted average fair value of phantom units	$58.92	$63.87	$37.15
Expected volatility	37.870%	36.803%	48.042%
Risk–free interest rate	0.40%	0.40%	1.05%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.0	4.0	4.0

We calculated estimated volatility using historical daily prices for two years prior to the grant date. The risk–free interest rate was based on U.S. Treasury yield curves. The dividend yield is not taken into account as recipients are entitled to receive all distributions underlying the phantom units.

Activity related to these phantom units is as follows:

	Number of Phantom Units	Weighted Average Grant Date Fair Value per Phantom Unit
Nonvested phantom units as of December 31, 2011	738,685	$44.07
Granted	255,065	58.92
Vested	(142,163)	33.96
Forfeited	(10,938)	48.49
Nonvested phantom units as of December 31, 2012	840,649	$50.24

The total grant date fair value of the phantom units vested in 2012 and 2011 was $4.8 million and $2.1 million, respectively.

We recognized compensation cost related to these phantom units of $8.4 million, $4.9 million and $1.7 million in 2012, 2011 and 2010. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

As of December 31, 2012, there was $32.9 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 3.2 years.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

The following assumptions were used to estimate the weighted average fair value of the performance units:

2011
Weighted average fair value of performance units	$64.07
Expected volatility	47.987%
Risk–free interest rate	0.56%
Expected quarterly distribution amount	$0.762
Expected life (years)	2.69

We calculated estimated volatility using historical daily prices prior to the grant date. The risk–free interest rate was based on U.S. Treasury yield curves. The dividend yield is not taken into account as recipients are entitled to receive all distributions underlying the phantom units.

Activity related to these performance units is as follows:

	Number of Performance Units	Weighted Average Grant Date Fair Value per Performance Unit
Nonvested performance units as of December 31, 2011	405,000	$45.79
Vested	(83,750)	19.87
Forfeited	(2,750)	64.07
Nonvested performance units as of December 31, 2012	318,500	$52.45

The total grant date fair value of the performance units vested in 2012, 2011 and 2010 was $1.7 million, $0.2 million and $0.1 million, respectively.

We recognized compensation cost related to our performance units of $5.6 million, $2.0 million and $0.1 million in 2012, 2011 and 2010, respectively. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

As of December 31, 2012, there was $11.1 million of total unrecognized compensation cost related to unvested performance units which is expected to be recognized over a weighted average period of 2.0 years.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 4. ACQUISITIONS

2012

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

In August 2012, we acquired additional working interests in acreage in Ohio that we believe may be prospective for the Utica Shale for $75.2 million, after preliminary purchase price adjustments.

In November 2012, we acquired oil and natural gas assets for $1.1 million, subject to customary purchase price adjustments.

Pro forma results of operations have not been presented as the amounts would not be material to our consolidated statements of operations.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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
$464,047

The amounts included in the table above for the November 2011 acquisition and the December 2011 acquisitions represent preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed for these acquisitions. These fair values were finalized in 2012 and resulted in no significant adjustments to the original purchase price allocation.

NOTE 5. DIVESTITURES

In 2012, the assets and liabilities that were held for sale as of December 31, 2011 were sold for $5.5 million. We also sold non–core oil and natural gas wells for $0.5 million, which is recorded within accounts receivable as of December 31, 2012.

In December 2011, we entered into a Purchase and Sale Agreement and a Development Agreement with Total E&P USA, Inc. (“Total”), a subsidiary of Total S.A., and Chesapeake Energy Corporation (“Chesapeake”), whereby Total acquired an undivided 25% interest in approximately 619,000 net acres in the Utica Shale and agreed to fund certain future development costs.  Of this acreage, approximately 542,000 net acres were sold by Chesapeake, approximately 73,250 net acres were sold by institutional partnerships managed by EnerVest and approximately 3,750 net acres were sold by us.  We received $4.2 million in cash for our acres.  We continue to own working interests in these acres.  As of December 31, 2012, our portion of future development cost to be carried by Total was $9.8 million.

In 2011, we sold oil and natural gas properties in the Mid–Continent and Central and East Texas areas for $9.8 million.

In 2010, we sold 14 non–core oil and natural gas wells and unproved oil and natural gas properties for $44.4 million and recorded gains of $40.7 million.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The most significant of our investments in unconsolidated affiliates are Cardinal Gas Services, LLC (“Cardinal”) and Utica East Ohio Midstream LLC (“UEO”). We own 9% of Cardinal, which is constructing the gathering systems for production generated from the assets in which a partial interest was sold in the December 2011 transaction with Total and Chesapeake.

In October 2012, we signed an agreement whereby we and EnerVest will dedicate production from certain of our operated acres in Ohio to the UEO facilities in exchange for the right to increase our ownership in UEO from 8% to 21%. UEO is constructing natural gas processing, natural gas liquids fractionation and connecting pipeline facilities to serve anticipated production in the Utica Shale in Ohio. The increase in our ownership in UEO was subject to certain conditions being met on or before March 2013. On December 20, 2012, such conditions were satisfied, and in January 2013, we paid $33.3 million to increase our ownership in UEO from 8% to 21%.

As of December 31, 2012 and 2011, the carrying amount of our investments was $34.5 million and $0.5 million, respectively, and is included in “Other assets” in our consolidated balance sheets.

NOTE 7. RISK MANAGEMENT

Our business activities expose us to risks associated with changes in the market price of oil, natural gas and natural gas liquids. In addition, our floating rate credit facility exposes us to risks associated with changes in interest rates. As such, future earnings are subject to fluctuation due to changes in the market price of oil, natural gas and natural gas liquids and interest rates. We use derivatives to reduce our risk of volatility in the prices of oil, natural gas and natural gas liquids and interest rates. Our policies do not permit the use of derivatives for speculative purposes.

We have elected not to designate any of our derivatives as hedging instruments. Accordingly, changes in the fair value of our derivatives are recorded immediately to net income as “Unrealized (losses) gains on derivatives, net” in our consolidated statements of operations.

As of December 31, 2012, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price
Oil (MBbls):
Swaps – 2013	1,532.8	$89.08
Swaps – 2014	1,152.7	91.35

Natural Gas (MmmBtus):
Swaps – 2013	35,879.5	4.95
Swaps – 2014	15,184.0	5.73
Swaps – 2015	15,147.5	5.97

As of December 31, 2012, we had also entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
January 2013 – July 2015	$110,000	1 Month LIBOR	3.315%

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the amounts, on a gross basis, and classification of our outstanding derivatives as of December 31:

	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheet	Fair Value	Location in Consolidated Balance Sheet	Fair Value

As of December 31, 2012:
Commodity contracts	Derivative asset	$44,173		$
Commodity contracts	Long–term derivative asset	50,692
Interest rate swaps			Derivative asset		3,402
Interest rate swaps			Long–term derivative asset		4,853
Total		$94,865			$8,255

As of December 31, 2011:
Commodity contracts	Derivative asset	$85,289	Derivative liability		$618
Commodity contracts	Long–term derivative asset	67,217	Long–term derivative asset		3,081
Interest rate swaps			Derivative asset		3,517
Interest rate swaps			Long–term derivative asset		6,493
Total		$152,506			$13,709

Certain amounts are presented on a net basis in the consolidated balance sheets when such amounts are with the same counterparty and subject to master netting arrangements.

The following table presents the impact of derivatives and their location within the consolidated statements of operations for the years ended December 31:

	2012	2011	2010
Realized gains on derivatives, net:
Commodity contracts (1)	$120,397	$59,891	$57,694
Interest rate swaps (2)	(5,397)	(1,489)	(8,652)
Total	$115,000	$58,402	$49,042

Unrealized (losses) gains on derivatives, net:
Commodity contracts	$(51,387)	$38,045	$3,081
Interest rate swaps (2)	3,121	(2,540)	(87)
Total	$(48,266)	$35,505	$2,994

(1)	Realized gains for 2012 and 2011 exclude $2.6 million and $5.3 million, respectively, related to the initial value of acquired derivatives that have been relieved through the settlement of such derivatives.

(2)	In June 2011, we terminated three of our interest rate swaps and reclassified the $4.7 million non–cash gain from “Unrealized (losses) gains on derivatives, net” to “Realized gains on derivatives, net.” Included in 2012 is $1.4 million of non–cash realized losses related to the recognition of these terminated interest rate swaps.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 8. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy table for our net assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012:
Assets – Commodity contracts	$94,865	$–	$94,865	$–

Liabilities – Interest rate swaps	$8,255	$–	$8,255	$–

As of December 31, 2011:
Assets – Commodity contracts	$152,506	$–	$152,506	$–

Liabilities:
Commodity contracts	$3,699	–	$3,699	$–
Interest rate swaps	10,010	–	10,010	–
	$13,709	$–	$13,709	$–

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives based on observable market data for similar instruments. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in 2012.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Nonrecurring Basis

The following table presents the fair value hierarchy table for our net assets and liabilities that are required to be measured at fair value on a nonrecurring basis:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
As of December 31, 2012:
Assets:
Long–lived assets held and used	$34,214	$–	$–	$34,214	$31,876
Long–lived assets held for sale	6,014	–	6,014	–	491
	$40,228	$–	$6,014	$34,214	$32,367

As of December 31, 2011:
Assets:
Long–lived assets held for sale	$15,784	$–	$15,784	$–	$10,399

Long–lived Assets Held and Used

In 2012, oil and natural gas properties with an aggregate carrying amount of $66.1 million were written down to their aggregate fair value of $34.2 million, resulting in an aggregate impairment charge of $31.9 million. This impairment charge was included in earnings for 2012. The fair value was determined based on the expected present value of the future net cash flows from proved reserves. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data.

Long–lived Assets Held for Sale

In 2012, in conjunction with the sale of assets held for sale at December 31, 2011, we incurred additional impairment charges of $0.5 million to write down these assets to their fair value of $6.0 million. These impairment charges were included in earnings for 2012. The fair value was determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

At various times during 2011, oil and natural gas properties with an aggregate carrying amount of $26.2 million were written down to their aggregate fair value of $15.8 million, resulting in impairment charges of $10.4 million. These impairment charges were included in earnings for 2011. The fair values were determined based on the mutually agreed upon selling prices we received (see Note 5), or expected to receive, upon the sale of these oil and natural gas properties.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. As of December 31, 2012 and December 31, 2011, the estimated fair value of our senior notes due 2019 was $531.2 million and $306.8 million, respectively, which differs from the carrying value of $499.2 million and $293.0 million, respectively. The fair value of the senior notes due 2019 was determined using Level 2 inputs consisting of quoted market prices and, where such prices were not available, other observable Level 2 inputs regarding interest rates available to us at the end of each respective period.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 9. ASSET RETIREMENT OBLIGATIONS

The changes in the aggregate ARO are as follows:

Balance as of December 31, 2010	$68,430
Liabilities incurred and assumed in acquisitions	20,664
Accretion expense	3,914
Revisions in estimated cash flows	5,795
Reclass to liabilities held for sale	(602)
Settlements and divestitures	(4,976)
Balance as of December 31, 2011	93,225
Liabilities incurred and assumed in acquisitions	5,344
Accretion expense	5,116
Revisions in estimated cash flows	7,637
Settlements and divestitures	(6,638)
Balance as of December 31, 2012	$104,684

As of December 31, 2012 and 2011, $2.0 million and $2.4 million, respectively, of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our consolidated balance sheets.

NOTE 10. LONG–TERM DEBT

Credit Facility

As of December 31, 2012, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense (“EBITDAX”) of no greater than 4.25 to 1.0. As of December 31, 2012, we were in compliance with these financial covenants. In February 2013, we amended our credit facility to replace our total debt to EBITDAX ratio with a senior secured debt to EBITDAX ratio of no greater than 3.0 to 1 through March 30, 2014.

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.53% and 3.55% at December 31, 2012 and 2011, respectively).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our reserves. As of December 31, 2012, the borrowing base under the facility was $750.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

We had $360.0 million and $660.0 million outstanding under the facility at December 31, 2012 and 2011, respectively.

8.0% Senior Notes due 2019

On March 22, 2011, we issued $300.0 million in aggregate principal amount of 8.0% senior unsecured notes due 2019 (the “Notes”). We received net proceeds of $291.5 million, after deducting $8.5 million for underwriters’ discounts and payment of offering expenses.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

On March 13, 2012, we issued an additional $200.0 million in aggregate principal amount of the Notes at an offering price equal to 103% of par, or $206.0 million, plus $6.6 million of accrued interest from October 15, 2011 pursuant to the same indenture under which our existing $300.0 million of 8.0% senior unsecured notes due 2019 were issued. We received proceeds of $201.9 million after deducting $4.1 million for underwriters’ discounts and payment of offering expenses.

The Notes were issued under an indenture dated March 22, 2011, (the “Indenture”), mature April 15, 2019, and bear interest at 8.0%.  Interest is payable semi–annually beginning October 15, 2011.  The Notes are general unsecured obligations and are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither we nor Finance have independent assets or operations apart from the assets and operations of our subsidiaries.

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

The aggregate carrying amount of the Notes was $499.2 million and $293.0 million at December 31, 2012 and December 31, 2011, respectively.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2012 and 2011.

As of December 31, 2012, we expect our aggregate commitment to fund the construction activities for Cardinal and UEO to be between $290.0 million and $330.0 million for 2013 and 2014.

We have entered into two firm agreements for the future transportation and processing of natural gas. Under one of the agreements, we are obligated to transport minimum daily natural gas volumes. As of December 31, 2012, our future minimum transportation fees under this agreement are as follows for the years ended December 31:

2013	$618
2014	619
2015	618
2016	619
2017	618
Thereafter	3,092
$6,184

The other agreement was entered into with certain institutional partnerships managed by EnerVest. Under this agreement, we and the institutional partnerships are obligated to deliver 7,500 Mcf per day of natural gas to the natural gas processing plant in Ohio for processing. The agreement does not prorate the natural gas volumes between us and the institutional partnerships managed by EnerVest and does not require that we dedicate production from specific oil and natural gas properties to satisfy this commitment. The agreement is contingent on the processing plant coming into service before November 2013. The maximum exposure under this agreement, should we or the institutional partnerships fail to deliver the minimum volumes, is $1.8 million per year, and the agreement is for 10 years.

NOTE 12. OWNERS’ EQUITY

Units Outstanding

At December 31, 2012, owner’s equity consists of 42,320,707 common units outstanding (including 3,800,102 common units held by our executive officers and directors), collectively representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Equity Offerings

In February 2012, we closed a public offering of 4.025 million of our common units at an offering price of $67.95 per common unit. We received proceeds of $267.9 million, including a contribution of $5.4 million by our general partner to maintain its 2% interest in us.

In March 2011, we closed a public offering of 3.45 million of our common units at an offering price of $44.42 per common unit. We received net proceeds of $149.8 million, including a contribution of $3.0 million by our general partner to maintain its 2% interest in us.

In February 2010 and August 2010, we closed public offerings of 3.45 million and 3.45 million of our common units, respectively, at offering prices of $28.08 per common unit and $33.97 per common unit, respectively. We received net proceeds of $208.9 million, including contributions of $4.3 million by our general partner to maintain its 2% interest in us.

Common Units

The common units have limited voting rights as set forth in our partnership agreement.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

Class B Units

In December 2012, we issued 3.9 million common units when the holders of our Class B units elected to convert their Class B units into common units on a one–for–one basis.

The Class B units had limited voting rights as set forth in our partnership agreement. Prior to converting into common units, each Class B unit was entitled to the same distributions and voting rights as a common unit.

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

Cash Distributions

We intend to continue to make regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our credit facility prohibits us from making cash distributions if any default or event of default, as defined in our credit facility, occurs or would result from the cash distribution.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

In December 2011, our general partner notified us that it had made an incentive distribution rights (“IDR”) reset election as defined in our partnership agreements. Under the IDR reset election, our general partner relinquished its right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of our public offering. The minimum quarterly distribution was increased from $0.40 to $0.7615 and the levels at which the IDRs participate in distributions were reset at higher amounts based on current common unit distribution rates and a formula in the partnership agreement. In connection with resetting the minimum quarterly and target cash distribution levels, our general partner received 3.9 million Class B units. These Class B units were converted to common units in December 2012.

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

Subsequent to the IDR reset election, our general partner is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distributions Target Amount	Limited Partner	General Partner
Minimum quarterly distribution	$0.7615	98%	2%
First target distribution	Up to $0.875725	98%	2%
Second target distribution	Above $0.875725, up to $0.951875	85%	15%
Thereafter	Above $0.951875	75%	25%

The following sets forth the distributions we paid during the years ended December 31, 2012 and 2011:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 14, 2012	October 1, 2011 – December 31, 2011	$0.763	$29,815
May 15, 2012	January 1, 2012 – March 31, 2012	0.764	32,994
August 14, 2012	April 1, 2012 – June 30, 2012	0.765	33,036
November 14, 2012	July 1, 2012 – September 30, 2012	0.766	33,079
			$128,924

February 14, 2011	October 1, 2010 – December 31, 2010	$0.759	$26,477
May 13, 2011	January 1, 2011 – March 31, 2011	0.760	29,496
August 12, 2011	April 1, 2011 – June 30, 2011	0.761	29,541
November 14, 2011	July 1, 2011 – September 30, 2011	0.762	29,587
			$115,101

On January 31, 2013, the board of directors of EV Management declared a $0.767 per unit distribution for the fourth quarter of 2012 on all common units. The distribution was paid on February 14, 2013 to unitholders of record at the close of business on February 11, 2013. The aggregate amount of the distribution was $33.3 million.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 13. NET (LOSS) INCOME PER LIMITED PARTNER UNIT

The following sets forth the calculation of net (loss) income per limited partner unit for the years ended December 31:

	2012	2011	2010
Net (loss) income	$(16,349)	$102,641	$106,051
Less:
Incentive distribution rights	–	8,833	9,817
General partner’s 2% interest in net (loss) income	(327)	2,053	2,121
Limited partners’ interest in net (loss) income	$(16,022)	$91,755	$94,113

Weighted average limited partner units outstanding:
Common units	38,156	33,532	27,962
Class B units	3,662	212	–
Performance units (1)	134	151	133
Denominator for basic net (loss) income per limited partner unit	41,952	33,895	28,095
Dilutive phantom units (2)	–	288	67
Total	41,952	34,183	28,162

Net (loss) income per limited partner unit:
Basic	$(0.38)	$2.71	$3.35
Diluted	$(0.38)	$2.68	$3.34

(1)	Our earned but unvested performance units are considered to be participating securities for purposes of calculating our net (loss) income per limited partner unit and, accordingly, are included in the basic computation as such.

(2)	Phantom units accounted for as equity awards totaling 0.8 million units were not included in the computation of diluted net (loss) income per limited partner unit for 2012 because the effect would have been anti-dilutive.

NOTE 14. RELATED PARTY TRANSACTIONS

Pursuant to our omnibus agreement with EnerVest, we paid EnerVest $13.1 million, $10.9 million and $8.7 million in 2012, 2011 and 2010, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. During 2012, 2011 and 2010, we reimbursed EnerVest approximately $17.5 million, $15.5 million and $13.0 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis. These costs are included in lease operating expenses in our consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil, natural gas and natural gas liquids sales and distributes them to us and other working interest owners.

In 2011, we and certain institutional partnerships managed by EnerVest carved out 7.5% overriding royalty interests ("ORRI") from 315,000 net (419,000 gross) acres (the "Underlying Properties") in Ohio, which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership.  EnerVest is the general partner of this partnership.  The ORRI will entitle the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties.  We own a 48% limited partner interest in the partnership and account for our investment using the equity method of accounting.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

NOTE 15. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows for the years ended December 31:

	2012		2011	2010
Supplemental cash flows information:
Cash paid for interest, net of capitalized interest of $906 at December 31, 2012	$47,903	(1)	$21,880	$8,974
Cash paid for income taxes	340		265	153

Non–cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	13,951		12,046	6,806
Purchase price adjustment in accounts receivable	7,969		–	–
Cost for acquisition of oil and natural gas properties in accounts payable and accrued liabilities	–		423	–

(1)	Includes the $6.6 million of accrued interest received in conjunction with our debt offering in March 2012 (see Note 10).

Accounts payable and accrued liabilities consisted of the following as of December 31:

	2012	2011

Costs for additions to oil and natural gas properties	$13,951	$12,046
Lease operating expenses	7,309	6,006
Interest	8,566	5,710
Production and ad valorem taxes	4,379	2,781
General and administrative expenses	2,596	2,566
Current portion of ARO	1,977	2,422
Derivative settlements	364	1,248
Other	1,029	1,926
Total	$40,171	$34,705

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 16. QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenues	$77,731	$63,552	$68,701	$75,496
Gross profit (1)	45,204	35,676	40,631	46,853
Net (loss) income	28,593	14,956	(50,019)	(9,879)
Limited partners’ interest in net (loss) income	28,021	14,657	(49,019)	(9,681)
Net (loss) income per limited partner unit:
Basic	$0.69	$0.35	$(1.15)	$(0.23)
Diluted	$0.69	$0.34	$(1.15)	$(0.23)

2011
Revenues	$61,022	$69,593	$64,389	$66,836
Gross profit (1)	39,959	47,405	41,388	43,344
Net income (loss)	(33,989)	39,163	87,808	9,659
Limited partners’ interest in net income (loss)	(36,243)	35,435	83,097	9,466
Net income (loss) per limited partner unit:
Basic	$(1.14)	$1.03	$2.42	$0.27
Diluted	$(1.14)	$1.03	$2.40	$0.27

(1)	Represents total revenues less lease operating expenses, cost of purchased natural gas and production taxes.

NOTE 17. SUPPLEMENTARY INFORMATION ON OIL AND NATURAL GAS ACTIVITIES (UNAUDITED)

Capitalized costs relating to oil and natural gas producing activities are as follows at December 31:

	2012	2011
Proved oil and natural gas properties	$2,131,616	$1,958,955
Unproved oil and natural gas properties	133,480	53,666
	2,265,096	2,012,621
Accumulated depreciation, depletion and amortization	(389,206)	(244,092)
Net capitalized costs	$1,875,890	$1,768,529

Costs incurred in oil and natural gas property acquisition and development activities are as follows for the years ended December 31:

	2012	2011	2010
Acquisition of oil and natural gas properties:
Proved	$36,834	$408,633	$550,810
Unproved	75,229	43,947	7,003
Exploration costs	5,671	6,112	248
Development costs	131,674	77,961	32,478
Total	$249,408	$536,653	$590,539

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 18. ESTIMATED PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

Our estimated proved reserves are all located within the United States. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are expected to change as further information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil, natural gas and natural gas liquids reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used in these estimates. The estimates of our proved reserves as of December 31, 2012, 2011 and 2010 have been prepared by Cawley, Gillespie, & Associates, Inc., independent petroleum consultants.

The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated.

	Oil (MBbls) (1)	Natural Gas (Mmcf) (2)	Natural Gas Liquids (MBbls) (1)	MMcfe (3)
Proved developed and undeveloped reserves:
As of December 31, 2009	7,405	257,247	10,657	365,616
Revisions of previous estimates	558	26,464	2,080	42,302
Purchases of minerals in place	5,558	309,776	15,420	435,642
Extensions and discoveries	46	1,201	39	1,713
Production	(679)	(19,486)	(728)	(27,933)
As of December 31, 2010	12,888	575,202	27,468	817,340
Revisions of previous estimates	718	(20,204)	(123)	(16,631)
Purchases of minerals in place	2,506	277,595	14,405	379,060
Extensions and discoveries	595	6,352	319	11,839
Production	(891)	(29,247)	(1,096)	(41,169)
Sales of minerals in plance	(749)	(1,017)	(89)	(6,050)
As of December 31, 2011	15,067	808,681	40,884	1,144,389
Revisions of previous estimates (4)	(1,489)	(210,452)	(5,688)	(253,513)
Purchases of minerals in place	236	25,532	559	30,301
Extensions and discoveries (5)	1,011	30,429	1,859	47,649
Production	(1,110)	(42,536)	(1,742)	(59,647)
Sales of minerals in place	(207)	(2,108)	(193)	(4,510)
As of December 31, 2012	13,508	609,546	35,679	904,669

Proved developed reserves:
December 31, 2009	6,780	244,958	9,122	340,370
December 31, 2010	10,923	416,770	15,954	578,032
December 31, 2011	11,675	557,489	25,359	779,693
December 31, 2012	11,153	473,223	24,832	689,133

Proved undeveloped reserves:
December 31, 2009	625	12,289	1,535	25,246
December 31, 2010	1,965	158,432	11,514	239,308
December 31, 2011	3,392	251,192	15,525	364,696
December 31, 2012	2,355	136,323	10,847	215,536

(1)	Thousands of barrels.

(2)	Million cubic feet.

(3)	Million cubic feet equivalent; barrels are converted to Mcfe based on one barrel of oil to six Mcf of natural gas equivalent.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

(4)	Revisions were primarily attributable to decreased prices used in estimating our reserves (269.9 Bcfe) offset by positive development and production history (16.4 Bcfe).

(5)	Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (39.0 Bcfe) and the Appalachian Basin (3.1 Bcfe).

NOTE 19. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

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

The standardized measure of discounted future net cash flows relating to estimated proved oil, natural gas and natural gas liquids reserves is presented below for the years ended December 31:

	2012	2011	2010
Future cash inflows	$4,005,432	$6,334,354	$4,423,566
Future production and development costs	(1,971,099)	(2,873,899)	(1,961,304)
Future income tax expenses	(16,473)	(26,131)	(14,099)
Future net cash flows	2,017,860	3,434,324	2,448,163
10% annual discount for estimated timing of cash flows	(1,150,928)	(2,028,193)	(1,427,928)
Standardized measure of discounted future net cash flows	$866,932	$1,406,131	$1,020,235

As specified by the SEC, the prices for oil, natural gas and natural gas liquids used in this calculation were the average prices during the year determined using the price on the first day of each month, except for volumes subject to fixed price contracts. The prices utilized in calculating our total estimated proved reserves at December 31, 2012, 2011 and 2010 were $94.71 per Bbl of oil, $2.757 per MMBtu of natural gas; $96.19 per Bbl of oil and $4.12 per MMBtu of natural gas; and $79.43 per Bbl of oil and $4.376 per MMBtu of natural gas, respectively. We do not include our commodity derivatives in the determination of our oil, natural gas and natural gas liquids reserves.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The principal sources of changes in the standardized measure of future net cash flows are as follows for the years ended December 31:

	2012	2011	2010
Standardized measure at beginning of period	$1,406,131	$1,020,235	$351,481
Sales and transfers of oil, natural gas and natural gas liquids produced, net of production costs	(167,233)	(170,705)	(104,135)
Net changes in prices and production costs	(292,849)	50,201	159,470
Extensions, discoveries and improved recovery, less related costs	62,367	36,999	4,523
Development costs incurred during the period	37,501	4,295	889
Revisions and other	(313,955)	(20,888)	53,126
Accretion of 10% timing discount	141,723	102,649	46,152
Changes in income taxes	3,697	(4,842)	(4,963)
Changes in estimated future development costs	1,319	10,544	(12,887)
Changes in timing and other	(35,046)	47,215	17,467
Purchase of minerals in place	32,906	340,367	509,112
Sales of minerals in place	(9,629)	(9,939)	–
Standardized measure of discounted future net cash flows	$866,932	$1,406,131	$1,020,235

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10–K for the fiscal year ended December 31, 2012. Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 25, 2013, we renewed the omnibus agreement with EnerVest. The fee payable by us to EnerVest under the omnibus agreement for 2013 will be $833,333.33 per month, for a total of $10.0 million for all of 2013.

On February 26, 2013, we amended our credit facility to replace our total debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense (“EBITDAX”) ratio with a senior secured debt to EBITDAX ratio of no greater than 3.0 to 1.0. Prior to the amendment, our credit facility required, among other covenants, a ratio of total debt to EBITDAX of no greater than 4.25 to 1.0. On March 30, 2014, the covenant in the credit facility will change back to a total debt to EBITDAX ratio of no more than 4.25 to 1.0.

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

Our general partner is not elected by our unitholders and will not be subject to re–election on a regular basis in the future. Unitholders will not be entitled to elect the directors of EV Management or directly or indirectly participate in our management or operation. Our general partner is owned 71.25% by EnerVest, 23.75% by EnCap and 5.00% by EV Investors. As of December 31, 2012, EV Investors is owned 60% by EnerVest and 40% by our senior management.

Our general partner owes a fiduciary duty to our unitholders. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly nonrecourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are nonrecourse to it.

Board Leadership Structure

Our board of directors has no policy regarding the separation of the positions of chief executive officer and chairman. In 2012, Mr. Walker transitioned from chief executive officer to executive chairman, while Mr. Houser was appointed chief executive officer. Our decision to separate the roles of chairman and chief executive officer was designed to permit Mr. Walker to spend more time focusing on corporate strategy. We do not have a lead independent director. All of our directors are appointed by EnerVest, and EnCap is entitled to designate one director. Holders of our common units have limited voting rights on matters affecting our governance or business, subject to any unitholder rights set forth in our partnership agreement.

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

In addition, our audit committee considers our practices regarding risk assessment and risk management, reviews our contingent liabilities, reviews our reserve estimation practices, as well as major legislative and regulatory developments that could affect us. Our audit committee also oversees our code of business conduct, and responses to any alleged violations of our policies made by whistleblowers. Our compensation committee reviews and attempts to mitigate risks which may result from our compensation policies, including working directly with senior management to determine whether such programs improperly encourage management to take risks relating to the business and/or whether risks arising from our compensation programs are likely to have a material adverse effect on us. Our conflicts committee reviews transactions in which we engage with affiliates of EnerVest or EnCap, and, if appropriate, approves these transactions or the manner in which any conflicts were resolved.

The board also believes that the board’s role of oversight of risk management is facilitated by the leadership structure of the board. Our board of directors believes that this division of risk management related roles among our independent directors fosters an atmosphere of significant involvement in the oversight of risk and that this shared oversight is appropriate for us.

Directors and Executive Officers

All of our executive management personnel, other than Messrs. Walker, Houser and Dwyer, are employees of EV Management and devote all of their time to our business and affairs. We estimate that Messrs. Walker, Houser and Dwyer devote approximately 25%, 50% and 35%, respectively, of their time to our business. The officers of EV Management will manage the day–to–day affairs of our business. We also utilize a significant number of employees of EnerVest to operate our properties and provide us with certain general and administrative services. Under the omnibus agreement, we pay EnerVest a fee for its operational personnel who perform services for our benefit. During 2012, we paid EnerVest $13.1 million for general and administrative services, which fee will increase or decrease as we purchase or divest assets.

The following table shows information as of February 15, 2013 regarding members of our Board of Directors and executive officers of EV Management. Members of our Board of Directors are elected for one–year terms.

Name	Age	Position with EV Management
John B. Walker	67	Executive Chairman and Director
Mark A. Houser	51	President, Chief Executive Officer and Director
Michael E. Mercer	54	Senior Vice President and Chief Financial Officer
Ronald J. Gajdica	52	Senior Vice President of Acquisitions
Frederick Dwyer	53	Controller
Victor Burk (1) (2)	63	Director
James R. Larson (1)	63	Director
George Lindahl III (1) (2)	66	Director
Gary R. Petersen (2)	66	Director

(1)	Member of the audit committee and the conflicts committee.

(2)	Member of the compensation committee.

John B. Walker has served as our Executive Chairman since January 2012 and has been a director since 2006. Prior to serving as Executive Vice Chairman, he served as our Chairman and Chief Executive Officer since 2006. He has been the President and CEO of EnerVest, Ltd. since its formation in 1992. Prior to that, Mr. Walker was President and Chief Operating Officer of Torch Energy Advisors Incorporated, a company which formed and managed partnerships for institutional investors in the oil and natural gas business, and Chief Executive Officer of Walker Energy Partners, a master limited partnership engaged in the exploration and production business. In his early career on Wall Street, Mr. Walker was selected by Institutional Investor as an “All American” energy analyst for six years in a row. He served the Independent Petroleum Association of America (IPAA) as Chairman from 2003 - 2005. In November 2007, he received the oil and natural gas industry’s highest award, the Chief Roughneck Award. He is a member of the National Petroleum Council and All–American Wildcatters. He serves or has served on the boards of the Houston Producers’ Forum, Foundation for Energy Education, Petroleum Club of Houston, and the Texas Independent Producers and Royalty Owners Association and is a member of the board of directors of the general partner of PetroLogistics, L.P. His civic activities include having served as Chairman of the Board of Stewards of Chapelwood United Methodist Church and Chairman of the Board of Directors of the Sam Houston Area Council of the Boys Scouts of America. In 2001, he received the Silver Beaver Award and in May 2007 the Distinguished Eagle from the Boy Scouts of America. In 2004, he was named Distinguished Alumni at Texas Tech University and, in January 2012, he was appointed by Gov. Rick Perry to serve on the Board of Regents. He holds a BBA with Honors from Texas Tech University and an MBA (with distinction) from New York University.

Mark A. Houser has served as our President and Chief Executive Officer since January 2012. Prior to that, he served as our President since 2006. He also serves as Executive Vice President and Chief Operating Officer of EnerVest, Ltd. since 1999. Prior to that, Mr. Houser was Vice President, United States Exploration and Production, for Occidental Petroleum Corporation (“Oxy”), where he helped lead Oxy’s reorganization of its domestic reserve base, including the successful $3.65 billion acquisition of the Elk Hills Naval Petroleum Reserve. In 1989 he joined Canadian Occidental Petroleum, Ltd. (now Nexen Inc.), where he held positions of increasing responsibility, including Vice President of Corporate Planning and Investor Relations in Calgary and Vice President of Exploration for CXY Energy, Canadian Oxy’s United States subsidiary. Mr. Houser began his career as an engineer with Kerr–McGee Corporation. He holds a petroleum engineering degree from Texas A&M University and an MBA from Southern Methodist University. Mr. Houser serves on the board of the Texas A&M University Department of Petroleum Engineering and is a member of the Society of Petroleum Engineers. Mr. Houser was recently inducted into the Texas A&M Petroleum Engineering Academy of Distinguished Graduates. Addtionally, he serves on the board of directors for the Methodist Hospital System and on the administrative board of Chapelwood United Methodist Church.

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

Ronald J. Gajdica has served as our Senior Vice President of Acquisitions since 2010. Prior to that, Dr. Gajdica served as Managing Director in the Houston office of Scotia Waterous, a global leader in advisory services for oil and natural gas acquisitions and divestitures. He was responsible for the Mergers, Acquisitions and Divestment technical advisory team for the U.S. and Latin America, as well as IT, Graphics and Administrative functions. Dr. Gajdica was employed by BHP Billiton Petroleum from 1999 – 2007 where he held the positions of Petroleum Engineering Manager, Americas Production Manager, Atlantis Deepwater Project Director and VP Global Planning and Evaluation. Prior to that, he worked at ARCO for 10 years in a variety of domestic and international assignments, including Global Director of Reservoir Studies and SEC Reserves Coordinator. He began his career at Tenneco Oil Company in 1983 spending five years as a reservoir and production engineer. Dr. Gajdica holds Bachelor (ranked first in class) and Master (ranked first in class) of Science degrees in Petroleum Engineering from Texas A&M University, and a Ph.D. in Petroleum Engineering from Stanford University. He is a member of the Society of Petroleum Engineers, spent 13 years as an SPE Technical Editor, is a registered Professional Engineer in the state of Texas and has authored several technical papers.

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

James R. Larson was appointed to our board of directors in September 2006. Since January 1, 2006, Mr. Larson has been retired. From September 2005 until January 1, 2006, Mr. Larson served as Senior Vice President of Anadarko Petroleum Corporation. From December 2003 to September 2005, Mr. Larson served as Senior Vice President, Finance and Chief Financial Officer of Anadarko. From 2002 to 2003, Mr. Larson served as Senior Vice President, Finance of Anadarko where he oversaw treasury, investor relations, internal audits and acquisitions and divestitures. From 1995 to 2002, Mr. Larson served as Vice President and Controller of Anadarko where he was responsible for accounting, financial reporting, budgeting, forecasting and tax. Prior to that, he held various tax and financial positions within Anadarko after joining the company in 1981. Mr. Larson is a current member of the American Institute of Certified Public Accountants, Financial Executives International, Tax Executives Institute and the National Association of Corporate Directors. Mr. Larson also serves on the board of Compressco Partners GP Inc., general partner of Compressco Partners, L.P. He holds a BBA in Business from the University of Iowa. Mr. Larson has nearly 30 years of experience in the oil and natural gas business, and has served as chief financial officer of a large independent oil and natural gas company. We believe that his knowledge of the industry and finance and accounting provide a critical resource and skill set to our board of directors.

George Lindahl III was appointed to our board of directors in September 2006. From 2007 to the present, Mr. Lindahl manages GL III Investments. From 2001 to 2007, he was a Managing Partner for Sandefer Capital Partners. From 2000 to 2001 he served as Vice Chairman of Anadarko Petroleum Corporation. From 1987 to 2000, he was with Union Pacific Resources, serving as President and Chief Operating Officer from 1996 to 1999 and as Chairman, President and CEO from 1999 to 2000. He holds a BS in Geology from the University of Alabama and has completed the Advanced Management program at Harvard Business School. Mr. Lindahl has extensive geological and engineering experience, as well as leadership skills and a proven track record of successful investments in the oil and natural gas business. We believe that Mr. Lindahl’s technical knowledge and experience and his leadership skills provide an important resource to our board of directors.

Gary R. Petersen was appointed to our board of directors in September 2006. Mr. Peterson is a Managing Partner and co–founder of EnCap Investments L.P., an investment manager and leading provider of private equity capital to the upstream and midstream sectors of the oil and natural gas industry. The firm has raised 17 institutional oil and natural gas investment funds totaling approximately $18 billion and currently manages capital on behalf of more than 250 U.S. and institutional investors. Prior to the formation of EnCap Investments in 1988, Mr. Petersen was a Senior Vice President and Manager of the Corporate Finance Division of the Energy Banking Group for Republic Bank Corporation from 1985 to 1988. His duties and responsibilities included mergers and acquisitions, financial advisory services and institutional fund raising activities for the energy industry. Prior to his position at Republic Bank, Mr. Petersen was an Executive Vice President and a member of the board of directors of Nicklos Oil & Gas Company in Houston from 1979 to 1984. Previously, Mr. Petersen was a Group Vice President in the Petroleum and Minerals Division of Republic Bank Dallas. He served from 1970 to 1971 in the U.S. Army in Washington D.C. as a First Lieutenant in the Finance Corps and as an Army Officer in the Army Security Agency. Mr. Petersen is a distinguished Alumni of Texas Tech University and holds B.B.A. and M.B.A. degrees in Finance. He has also done post-graduate work at American University and the Stonier Graduate School of Banking at Rutgers University. Mr. Petersen serves on the board of multiple EnCap portfolio companies and is a member of the board of directors of the general partner of Plains All American Pipeline, L.P. (NYSE: PAA) and Canacol Energy Ltd. (TSXV: CNE). He is a member of the Independent Petroleum Association of America, the Houston Producers’ Forum and the Petroleum Club of Houston. He is also a member and past Chairman of Chapelwood United Methodist Church, Chairman of the Memorial Hermann Healthcare Foundation and a past Chairman of the Council on Alcohol and Drugs in Houston. Mr. Petersen brings to our board the expertise he has acquired from being involved in the energy sector for more than 30 years, including extensive knowledge of the energy sector’s various cycles, as well as the current market and industry knowledge that comes with management of approximately $11 billion of energy-related investments.

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

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee also reviews our reserve estimation processes.

The audit committee has the sole authority and responsibility to retain and terminate our independent registered public accounting firm, resolve disputes with such firm, approve all auditing services and related fees and the terms thereof, and pre–approve any non–audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and meets with the audit committee on a regularly scheduled basis. During 2012, representatives of our independent registered public accounting firm attended all of our audit committee meetings. The audit committee may also engage the services of advisors and accountants as it deems advisable.

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

Meetings and Other Information

During 2012, the board of directors had six regularly scheduled and special meetings, the audit committee had five meetings, the compensation committee had one meeting and the conflicts committee had five meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of EV Management, we believe that during 2012, the officers and directors of EV Management and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a), except that with respect to Mr. Lindahl, one report on Form 4 reporting one transaction was not filed on a timely basis.

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

Messrs. Walker, Houser and Dwyer are officers of EV Management and also are officers and employees of other subsidiaries of EnerVest. In these capacities, they perform services for us as well as for EnerVest and its other affiliates. In order to compensate Messrs. Walker and Houser for the time they devote to our business and to provide our compensation committee with oversight of the portion of their annual bonuses reflecting their services to us, a portion of their cash bonus was reviewed and approved by our compensation committee, and we reimburse EnerVest for these cash bonuses. In addition, Messrs. Walker, Houser and Dwyer will continue to participate in the Plan.

Our compensation committee discusses with EnerVest the philosophy used by EnerVest in setting the salaries and bonus compensation for its employees who perform services for us under the omnibus agreement. However, except for the bonus payments noted in the previous paragraph, the compensation committee has no role in determining the base salary and short–term and long–term incentive compensation paid to EnerVest employees. We pay EnerVest a fee under the omnibus agreement which is based in part on the compensation paid to EnerVest employees who perform work for us, but other than the portion of Messrs. Walker’s and Houser’s cash bonus charged to us, we do not directly reimburse EnerVest for the costs of the compensation of Messrs. Walker, Houser and Dwyer and our compensation committee does not oversee their annual compensation. Awards made to Messrs. Walker, Houser and Dwyer under the Plan are determined by our compensation committee.

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

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward performance that contributes to the achievement of our business strategy on both a short–term and long–term basis. The primary long–term measure of our performance is our ability to sustain or increase our quarterly distributions to our unitholders. In addition, we reward qualities that we believe help achieve our strategy such as teamwork; individual performance in light of general economic and industry specific conditions; performance that supports our core values; resourcefulness; the ability to manage our existing assets; the ability to explore new avenues to increase oil, natural gas and natural gas liquids production and reserves; level of job responsibility; and tenure.

Compensation Consultant

Our compensation committee did not retain an independent compensation consultant. Since 2010, EnerVest has retained Longnecker & Associates to provide compensation advice and data to EnerVest regarding its employees, including our executive officers. In general, the role of the outside compensation consultant is to assist EnerVest with the analysis of executive pay packages; however EnerVest is under no obligation to follow the advice or recommendations of any compensation consultant.

EnerVest provided our compensation committee with a summary of Longnecker & Associates’ analysis of the compensation of EnerVest employees who perform services for us, as well as our executive officers, which the committee considered in approving the compensation of our executive officers. Like EnerVest, the compensation committee is under no obligation to follow the advice or recommendations on any compensation consultant.

Benchmarking

As part of the proposed compensation plan, our chief executive officer asked Longnecker & Associates to prepare an analysis of the compensation paid (based on survey data and proxy analysis) by a peer group composed of the following companies: Bill Barrett Corp., BreitBurn Energy Partners, L.P., Cimarex Energy Co., Legacy Reserves LP, Linn Energy, LLC, Newfield Exploration Company, Rosetta Resources, Inc., SandRidge Energy, Inc., SM Energy Co. and Ultra Petroleum Corp. The compensation committee reviews the composition of the peer group each year. Longnecker & Associates reviewed peer group and survey data and made recommendations regarding executive and director compensation.

Historically, our management and compensation committee used information regarding peer companies to check their base salary and bonus compensation decisions for reasonableness and to benchmark with respect to long–term incentive compensation. In connection with setting base salary for 2013 and bonus and long–term equity incentive compensation for 2012, the compensation committee continued this practice.

Performance Metrics

With respect to bonus and long–term incentive awards, our compensation committee did not establish performance metrics for our executive officers for 2012 in order to remain flexible in our compensation practices. The compensation committee makes a subjective determination at the end of the fiscal year as to the appropriate compensation based on a recommendation from our chief executive officer and given their view of our performance for the year.

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

When setting base salary for 2013 and 2012 for Mr. Mercer and Dr. Gajdica, an estimate of the amounts EnerVest would contribute to the Retirement Plan to fund the benefits payable under the Retirement Plan to Mr. Mercer and Dr. Gajdica and the profit sharing contribution EnerVest would make to the 401(k) plan were treated as part of their base salary. We reimburse EnerVest for any amounts contributed to the Retirement Plan and the 401(k) plan attributable to Mr. Mercer and Dr. Gajdica. In the Summary Compensation Table, the present value of benefits under the Retirement Plan are reflected under the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” and the contributions to the 401(k) plan are included under “Other Compensation.” Additional information about the Retirement Plan is set forth under “–Retirement Plan,” below.

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

For 2012, the compensation committee set the aggregate of the base salary plus the estimated payment to the Retirement Plan for Mr. Mercer at $254,615, which compares with a base salary of $247,200 for 2011. This 3% increase generally represents a cost of living increase. Of this amount, $80,197 represents the estimate of the amounts to be contributed to the Retirement Plan, so Mr. Mercer’s actual base salary for 2012 was $174,418. For 2012, the compensation committee set the aggregate of the base salary plus the estimated payment to the Retirement Plan for Dr. Gajdica at $249,310, which compares with a base salary of $242,050 for 2011. This 3% increase generally represents a cost of living increase. Of this amount, $68,297 represents the estimate of the amounts to be contributed to the Retirement Plan and 401(k) contribution, so Dr. Gajdica’s actual base salary for 2012 was $181,013. The compensation committee did not use benchmarking with respect to setting base salaries for 2012.

For 2013, after comparing our executives’ base salaries with our peer group, and based on the recommendation of our chief executive officer, the committee targeted base salaries (including the estimated contribution to the Retirement Plan) for 2013 at approximately the 25th percentile of the peer group. Accordingly, for 2013, the compensation committee has increased the base salaries plus estimated contribution to the Retirement Plan of Mr. Mercer and Dr. Gajdica by 3% to $262,253 and $256,789, respectively. These base salaries represent approximately the 25th percentile of the peer group. Of the base salary amount for Mr. Mercer and Dr. Gajdica, $84,608 and $72,053, respectively, represent estimates of the amounts to be contributed to the Retirement Plan by EnerVest to fund the benefits payable to Mr. Mercer and Dr. Gajdica and the balance of $177,645 and $184,736 represent their actual base salary, respectively.

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

Our chief executive offer recommended the cash bonuses to be paid to Mr. Mercer and Dr. Gajdica. In this recommendation and the employment agreement, the compensation committee, in determining cash bonus amounts, took into account its belief that our executives’ efforts directly affected our success in 2012, in particular, by contributing to our achievement of the following milestones:

•	our quarterly distributions increased from $0.763 per unit to $0.766 per unit, notwithstanding a challenging commodity price environment;

•	we successfully completed in a short time frame two public offerings totaling $474 million in proceeds to finance acquisitions and term–out bank debt and increase liquidity;

•	we achieved strong operating performance within production guidance, even with reduced capital spending;

•	we drilled our initial operated Utica Shale wells and launched the monetization process for our Utica Shale acreage;

•	we entered into agreements for investments in Utica Shale midstream partnerships; and

•	we obtained an amendment under our credit facility to allow for investments in Utica Shale midstream partnerships and maintained our borrowing base at $750.0 million.

In 2012, Mr. Mercer and Dr. Gajdica each received cash bonuses of $200,000, representing 79% and 80%, respectively, of their base salaries plus estimated payments to the Retirement Plan. While the bonus amounts were not determined by benchmarking, the compensation committee noted that these amounts placed the executives slightly below the 25th percentile of cash bonus compensation of our peer group. The bonuses for both Mr. Mercer and Dr. Gajdica also reflected the committee’s determination that their performances in accomplishing the milestones for 2012 described above were exceptional.

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

The Plan permits the compensation committee to delegate its authority to grant awards, except for awards to executive officers and directors, to one of more of our executive officers.

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

Awards under the Plan may be unit options, phantom units, performance units, restricted units and deferred equity rights, or DERs, and the aggregate amount of our common units that may be awarded under the Plan is 4.5 million units. As of December 31, 2012, there are 2.5 million units available for issuance. Unless earlier terminated by us or unless all units available under the plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016.

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

In addition, because we are a partnership, tax and accounting conventions make it more costly for us to issue additional common units or options as incentive compensation. Consequently, we have no outstanding options or restricted units and have no plans to issue options or restricted units in the future. Instead, we have issued phantom units and performance units to our executive officers. A phantom unit is the right to receive, upon satisfaction of the vesting criteria specified in the grant, a common unit or, at the discretion of our compensation committee, cash based on the average closing price of our common units for the five day trading period prior to vesting. The phantom units typically vest four years from the date of grant. Unlike “vesting” of an option, vesting of a phantom unit results in the delivery of a common unit or cash equivalent value as opposed to a right to exercise.

Phantom Units – Mr. Mercer and Dr. Gajdica were each granted 20,000 phantom units in December 2012. These phantom units vest over a four year period. These awards were recommended to our compensation committee by our chief executive officer based on his subjective view as to appropriate compensation levels taking into consideration the performance milestones described above. Our compensation committee reviewed these recommendations with our chief executive officer and president. In addition, our compensation committee compared the recommended award amounts with similar awards to our peer group, noting that our peers generally provide for a three year vesting period. In determining final grant amounts, the committee also took into account the leadership roles of Mr. Mercer and Dr. Gajdica in causing us to achieve the milestones described above. The phantom units granted to Mr. Mercer were slightly below the 75th percentile of the peer group and the phantom units granted to Dr. Gajdica were slightly above the 75th percentile of the peer group.

Messrs. Walker and Houser made recommendations to the compensation committee for the appropriate level of awards to be made to Messrs. Walker, Houser and Dwyer based on their subjective view as to the appropriate compensation given the milestones achieved as discussed above. The compensation committee reviewed these recommendations and made a subjective determination as to the appropriate award levels given the achievement of such milestones. The committee also compared these award determinations to similar awards by our peer group. In determining final grant amounts, the committee took into account the executives’ leadership roles in causing us to achieve the milestones described above and determined that performance for 2012 was exceptional. The committee also considered the peer group review. Accordingly, Messrs. Walker, Houser and Dwyer were granted 28,000, 28,000 and 3,500 phantom units, respectively, in December 2012. The 2012 awards put Mr. Walker at slightly above the 50th percentile, Mr. Houser at just below the 50th percentile, and Mr. Dwyer at slightly above the 25th percentile of the peer group. The value of the phantom units granted to Messrs. Walker, Houser and Dwyer are deducted in calculating the omnibus fee we pay to EnerVest.

Benefits

We believe in a simple, straight–forward compensation program and, as such, Mr. Mercer and Dr. Gajdica are not provided unique perquisites or other personal benefits. Consistent with this strategy, no perquisites or other personal benefits have or are expected to exceed $10,000 for Mr. Mercer or Dr. Gajdica.

Through EnerVest, we provide company benefits that we believe are standard in the industry. These benefits consist of a group medical and dental insurance program for employees and their qualified dependents, group life insurance for employees, accidental death and dismemberment coverage for employees, a company sponsored cafeteria plan, a 401(k) employee savings and investment plan, and a defined benefit plan.

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

We believe our compensation program has been instrumental in our achievement of stated objectives. Over the three year period ended December 31, 2012, our annual distribution per common unit has increased slightly notwithstanding a challenging commodity price environment and the compound annual total rate of return for that period was approximately 24%.

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

Other Compensation Related Matters

Although we encourage our named executive officers to acquire and retain ownership in us, we do not have a policy requiring maintenance of a specified equity ownership level. As of February 15, 2013, our named executive officers beneficially owned in the aggregate approximately 9.3% of our common units (excluding any unvested equity awards). In addition, through their ownership of EnerVest and EV Investors, our executive officers also have a substantial indirect ownership interest in our general partner.

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

Compensation Committee:

George Lindahl III (Chairman)

Victor Burk

Gary R. Petersen

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our named executive officers. We reimburse EV Management for the costs of Mr. Mercer’s and Dr. Gajdica’s salaries and bonuses. Our compensation committee approved, and we reimbursed EnerVest for cash bonuses paid to Messrs. Walker and Houser in 2012, 2011 and 2010 and listed in the table below. Messrs. Walker, Houser and Dwyer are compensated by EnerVest. We pay EnerVest a fee under the omnibus agreement, but, other than the cash bonuses listed in the table below, we do not directly reimburse EnerVest for the costs of their salaries and bonuses.

There was no compensation awarded to, earned by or paid to any of the named executive officers related to option awards or non–equity incentive compensation plans.

Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
John B. Walker	2012	$–	$150,000	$1,649,760	–	$340,203	$2,139,963
Executive Chairman	2011	–	150,000	4,799,250	–	349,853	5,299,103
	2010	–	150,000	1,520,000	–	289,991	1,959,991
Mark A. Houser	2012	–	150,000	1,649,760	–	299,302	2,099,062
President, Chief	2011	–	150,000	3,518,850	–	324,749	3,993,599
Executive Officer	2010	–	150,000	1,425,000	–	266,037	1,841,037
Michael E. Mercer	2012	174,418	200,000	1,178,400	88,173	325,220	1,966,211
Senior Vice President,	2011	172,647	200,000	3,006,690	76,016	349,699	3,805,052
Chief Financial	2010	240,000	230,000	1,330,000	–	258,750	2,058,750
Officer
Ronald J. Gajdica (5)	2012	181,013	200,000	1,178,400	75,090	244,183	1,878,686
Senior Vice President of	2011	178,559	175,000	2,815,080	64,736	198,301	3,431,676
Acquisitions	2010	137,083	260,000	1,982,700	–	53,675	2,433,458
Frederick Dwyer	2012	–	–	206,220	–	34,020	240,240
Controller	2011	–	–	576,030	–	33,845	609,875
	2010	–	–	133,000	–	28,998	161,998

(1)	Represents amounts paid in December 2012, 2011 and 2010 as bonuses for services in 2012, 2011 and 2010, respectively. Dr. Gajdica’s amount for 2010 includes a signing bonus of $100,000.

(2)	Reflects the aggregate grant date fair value of the phantom units granted computed in accordance with ASC Topic 718. See “Item 8. Financial Statements and Supplementary Data” for the assumptions used in estimating the grant date fair value of the phantom units granted in 2012, the performance units and phantom units granted in 2011 and the phantom units granted in 2010.

(3)	Amounts in this column reflect the increase during 2012 and 2011 in the actuarial present value of the executive’s accumulated benefit under the Retirement Plan. We do not provide above market rates of return (defined by SEC rules as a rate that exceeds 120% of the federal long–term rate) under the Retirement Plan.

(4)	Represents cash distributions received on unvested phantom and performance units and, for Mr. Mercer and Dr. Gajdica, the amounts contributed by us to the Retirement Plan and their 401(k) plans. Any perquisites or other personal benefits received were less than $10,000.

(5)	Dr. Gajdica joined us as Senior Vice President of Acquisitions effective June 1, 2010.

Grants of Plan–Based Awards

The following table sets forth certain information with respect to grants of phantom units to our named executive officers in 2012. There were no grants of non–equity incentives or option awards.

Name	Grant Date	All Other Unit Awards: Number of Units (1)	Grant Date Fair Value of Unit Awards (2)
John B. Walker	December 2012	28,000	$1,649,760

Mark A. Houser	December 2012	28,000	1,649,760

Michael E. Mercer	December 2012	20,000	1,178,400

Ronald J. Gajdica	December 2012	20,000	1,178,400

Frederick Dwyer	December 2012	3,500	206,220

(1)	These phantom units vest 25% each year beginning in January 2014.

(2)	Reflects the aggregate grant date fair value of the phantom units granted computed in accordance with ASC Topic 718. See “Item 8. Financial Statements and Supplementary Data” for the assumptions used in estimating the grant date fair value of the phantom units granted in 2012.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012. There were no option awards outstanding.

Name	Number of Units That Have Not Yet Vested		Market Value of Units That Have Not Yet Vested (1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Yet Vested		Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Yet Vested (1)
John B. Walker	22,500	(2)	$7,875,980	30,000	(7)	$1,696,800
	17,500	(3)
	41,250	(4)
	30,000	(5)
	28,000	(6)

Mark A. Houser	21,750	(2)	7,119,490	20,000	(7)	1,131,200
	15,500	(3)
	35,625	(4)
	25,000	(5)
	28,000	(6)

Michael E. Mercer	21,250	(2)	6,221,600	16,000	(7)	904,960
	13,500	(3)
	32,250	(4)
	23,000	(5)
	20,000	(6)

Ronald J. Gajdica	15,000	(3)	4,722,760	16,000	(7)	904,960
	28,500	(4)
	20,000	(5)
	20,000	(6)

Frederick Dwyer	2,250	(2)	827,190	4,000	(7)	226,240
	1,750	(3)
	4,125	(4)
	3,000	(5)
	3,500	(6)

(1)	Based on the closing price of our common units on December 31, 2012 of $56.56.

(2)	These phantom units vested in January 2013.

(3)	One–half of these phantom units vested in January 2013, with the remaining one–half vesting in January 2014.

(4)	One–third of these phantom units vested in January 2013, with one–third each vesting in January 2014 and January 2015.

(5)	These phantom units vested 25% in January 2013, with 25% each vesting in January 2014, January 2015 and January 2016.

(6)	These phantom units vest 25% each year beginning in January 2014.

(7)	The first tranche of these performance units was earned in September 2011 and vested 25% in January 2012, with 25% each vesting in January 2013, January 2014 and January 2015. The remaining tranches will be earned if trading in our common units on the NASDAQ Global Market closes at greater than $85 per unit for the second tranche and $100 per unit for the third tranche for three consecutive days. Once earned, the performance units vest 25% each year beginning in January 2012.

Option Exercises and Units Vested

The following table sets forth certain information with respect to phantom units and performance units vested during 2012. There were no option awards that vested.

Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
John B. Walker	45,000	$3,106,800

Mark A. Houser	41,375	2,856,530

Michael E. Mercer	38,750	2,675,300

Ronald J. Gajdica	17,000	1,173,680

Frederick Dwyer	4,500	310,680

(1)	Represents the aggregate dollar amount realized on the date of vesting based on the maket price of our common units on the NASDAQ Global Market on January 13, 2012.

Pension Benefits

The following table sets forth certain information with respect to the Retirement Plan:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During 2012	Contributions During 2012
Michael E. Mercer	2	$164,189	$–	$80,197

Ronald J. Gajdica	2	139,826	–	68,297

(1)	The present value of the accumulated benefit is based on the RP 2012 IRS Combined Static Mortality Table, the applicable interest rates under IRC Section 430(h)(2)(D) and age 62 normal retirement age. These assumptions are prescribed under ERISA and could be considered reasonable under accounting standards generally accepted in the United States.

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

The Retirement Plan is a tax–qualified plan subject to Internal Revenue Code provisions that, as of December 31, 2012, limit recognized annual compensation to $250,000 and the annual retirement benefit to $200,000.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan.

Termination of Employment and Change–in–Control Provisions

Mr. Mercer is party to an employment agreement with EV Management which provides him with post–termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive. The discussion below describes the varying amounts payable in each of these situations. It assumes, in each case, that Mr. Mercer’s termination was effective as of December 31, 2012. In presenting this disclosure, we describe amounts earned through December 31, 2012 and, in those cases where the actual amounts to be paid out can only be determined at the time of Mr. Mercer’s separation from EV Management, our estimates of the amounts which would be paid out to him upon his termination.

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

If Mr. Mercer's employment is involuntarily terminated by EV Management (except for cause or due to the death of the executive) or if his employment is terminated due to disability or retirement, EV Management is obligated to pay as additional compensation an amount in cash equal to 104 weeks of his base salary in effect as of the termination date. Assuming he was terminated as of December 31, 2012, this amount would have been $348,836. In addition, he is entitled to continued group health plan coverage following the termination date for him and his eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage. He shall not be required to pay more for COBRA coverage than officers who are then in active service for EV Management and receiving coverage under the plan. Assuming he was terminated as of December 31, 2012, this amount would have been $36,073.

In the event Mr. Mercer’s employment terminates within the 12–month period immediately following the effective date of a change in control other than by reason of death, disability or for cause, he will be entitled to receive payment of the compensation and benefits as set forth above and to become 100% fully vested in all unvested shares or units of equity compensation granted as of the effective date of the change in control. Assuming a change in control as of December 31, 2012, this amount would have been $348,836, representing 104 weeks of base salary, $6,221,600, representing vesting of unvested units and vesting of unearned units, and $36,073 representing COBRA coverage.

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

Provisions Under Phantom Unit and Performance Unit Award Agreements

Both the phantom unit award agreements and performance unit award agreements provide that any unvested units will vest upon Mr. Mercer’s death, disability, termination of employment other than for cause and upon a change of control. Assuming termination of employment or change of control as of December 31, 2012, the value of the awards would have been $6,221,600. If he resigns or his employment or is terminated for cause, all unvested units are forfeited. Upon vesting, the units may be paid in cash equal to the fair market value of the units on the date immediately preceding the vesting date, at the option of our general partner. The definitions of the terms such as “cause” and “change in control” in the award agreements are substantially similar to the definitions in the employment agreements.

Compensation of Directors

We use a combination of cash and unit–based incentive compensation to attract and retain qualified candidates to serve on EV Management’s board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill level we require of members of the board. In addition, our compensation committee reviews director compensation at our peer group companies.

In 2012, directors who were not officers or employees of EV Management, EnCap or their respective affiliates received an annual retainer of $40,000, with the chairman of the audit committee receiving an additional annual fee of $4,000 and the chairmen of the compensation committee and conflicts committee receiving an additional annual fee of $2,000. In addition, each non–employee director receives $1,000 per committee meeting attended ($500 if by phone) and is reimbursed for his out of pocket expenses in connection with attending meetings. We indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.

Each of the independent directors was awarded 2,625 phantom units in December 2012. Mr. Petersen, who is not an independent director because of his affiliations with EnCap, was awarded 2,250 phantom units in December 2012. These phantom units vest 25% each year beginning in January 2014.

The following table discloses the cash unit awards and other compensation earned, paid or awarded to each of EV Management’s directors during year ended December 31, 2012:

Name (1)	Fees Earned or Paid in Cash ($)	Unit Awards (2) ($)	All Other Compensation (3) ($)	Total
Victor Burk (4)	$51,500	$154,665	$22,171	$228,336
James R. Larson (4)	52,500	154,665	22,171	229,336
George Lindahl III (4)	51,000	154,665	22,171	227,836
Gary R. Petersen (4)	–	132,570	18,721	151,291

(1)	Messrs. Walker and Houser are not included in this table as they are employees of EnerVest and receive no compensation for their services as directors. Mr. Petersen is not an independent director because of his affiliations with EnCap and does not receive a cash director’s fee.

(2)	Reflects the aggregate grant date fair value of the phantom units granted in December 2012 computed in accordance with ASC Topic 718.

(3)	Reflects the dollar amount of compensation recognized for financial statement reporting purposes for 2012 for distributions paid on the unvested phantom units.

(4)	As of December 31, 2012, Messrs. Burk, Larson and Lindahl each have 9,875 equity awards outstanding and Mr. Petersen has 8,372 equity awards outstanding

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Based solely on a review of the copies of reports on Schedules 13D and 13G and amendments thereto furnished to us, we believe that there were no beneficial owners of more than 5% of our common units as of February 15, 2013 other than as set forth below.

The following table sets forth the beneficial ownership of our units as of February 15, 2013 held by:

•	each person who is known to us to beneficially own 5% or more of our outstanding common units;

•	each member of the Board of Directors of EV Management;

•	each named executive officer of EV Management; and

•	all directors and executive officers of EV Management as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
5% Beneficial Owner:
FMR LLC (2)	3,782,209	8.8%
82 Devonshire Street
Boston, MA 02109

Officers and Directors:
John B. Walker (3)	1,812,740	4.3%
Mark A. Houser (4)	768,566	1.8%
Michael E. Mercer	258,567	*
Ronald J. Gajdica	58,441	*
Frederick Dwyer	37,425	*
Victor Burk	12,406	*
James R. Larson	10,406	*
George Lindahl III (5)	61,406	*
Gary R. Petersen (6)	925,984	2.2%
All directors and executive officers as a group (9 persons)	3,945,941	9.3%

* Less than 1%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 1001 Fannin Street, Suite 800, Houston, TX 77002.

(2)	FMR LLC’s mailing address is 82 Devonshire Street, Boston, MA 02109. All information in the table and in this notice with respect to FMR LLC (“FMR”) is based solely on the Schedule 13G filed by FMR with the SEC on February 14, 2013. According to the Schedule 13G, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,767,310 common units, or approximately 8.8% of our outstanding common units, as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR, through its control of Fidelity and the Funds, each has sole power to dispose of the 3,767,310 shares owned by the Funds. The Schedule 13G states that members of the family of Edward C. Johnson 3d, Chairman of FMR, representing 49% of the voting power of FMR may be deemed under the Investment Company Act of 1940 to form a controlling group with respect to FMR. According to the Schedule 13G, the Funds’ Boards of Trustees has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. In addition, Pyramis Global Advisors Trust Company ("PGATC"), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly–owned subsidiary of FMR and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 14,899 of our common units as a result of its serving as investment manager of institutional accounts owning such units. Edward C. Johnson 3d and FMR, through its control of PGATC, each has sole dispositive power over 14,899 common units and sole power to vote or to direct the voting of 14,899 common units owned by the institutional accounts managed by PGATC.

(3)	Includes 1,598,098 common units owned by John B. and Lisa A. Walker, L.P., 10,400 common units owned by Mr. Walker’s spouse and 700 common units owned by Mr. Walker’s children. Mr. Walker disclaims beneficial ownership of these common units. Also includes 100,000 common units held in an account with a bank and pledged as collateral security for the repayment of debit balances, if any, in such account. Mr. Walker disclaims beneficial ownership of these common units.

(4)	Includes 305,488 common units owned by DSEA II, LP, a limited partnership of which Mr. Houser and his spouse manage the general partner and 190,800 common units owned by trusts for Mr. Houser’s children. Mr. Houser disclaims beneficial ownership of these common units.

(5)	Includes 300 common units owned by Mr. Lindahl’s spouse. Mr. Lindahl disclaims beneficial ownership of these common units.

(6)	Includes 516,990 common units owned by EnCap Energy Capital Fund V, L.P. and 408,994 common units owned by EnCap V–B Acquisitions, L.P. EnCap V–B Acquisitions GP, LLC, as the general partner of EnCap V–B Acquisitions, L.P., EnCap Energy Capital Fund V–B, L.P., as the general partner of EnCap V–B Acquisitions GP, LLC, EnCap Equity Fund V GP, L.P., as the general partner of each of EnCap Energy Capital Fund V, L.P. and EnCap Energy Capital Fund V–B, L.P., EnCap Investments L.P., as the general partner of EnCap Equity Fund V GP, L.P., EnCap Investments GP, L.L.C., as the general partner of EnCap Investments L.P., RNBD GP LLC, as the sole member of EnCap Investments GP, L.L.C., and David B. Miller, Gary R. Petersen, D. Martin Phillips, and Robert L. Zorich, as the members of RNBD GP LLC may be deemed to share voting and dispositive control over the common units owned by EnCap Energy Capital Fund V, L.P. and EnCap V–B Acquisitions, L.P. Each of EnCap V–B Acquisitions GP, LLC, EnCap Energy Capital Fund V-B, L.P., EnCap Equity Fund V GP, L.P., EnCap Investments L.P., EnCap Investments GP, L.L.C., RNBD GP LLC, David B. Miller, Gary R. Petersen, D. Martin Phillips, and Robert L. Zorich disclaim beneficial ownership of the reported securities in excess of such entity’s or person’s respective pecuniary interest in the securities.

Beneficial Ownership of Our General Partner

EV Management, the general partner of our general partner, is a limited liability company wholly–owned by EnerVest, a limited partnership. Jones EnerVest Ltd., a limited partnership managed by its general partner, Jones–Tucker Corporation, whose directors are Jon Rex Jones, A.V. Jones, Jr. and Jean Jones Tucker, and members of EnerVest’s executive management team, including Mr. Walker and Mr. Houser, own substantially all of the partnership interests in EnerVest. The address for Jones EnerVest Ltd. and the members of EnerVest’s executive management team which own interests in EnerVest, is 1001 Fannin Street, Suite 800, Houston, Texas 77002.

Securities Authorized for Issuance under Equity Compensation Plans

The number of common units which we may issue under the Plan is 4.5 million. The following table summarizes information about our equity compensation plans as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,203,460	–	2,509,073
Equity compensation plans not approved by security holders	–	–	–
Total	1,203,460	–	2,509,073

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

Contracts with EnerVest and Its Affiliates

EnerVest owns all of the membership interests in EV Management, the general partner of our general partner. Messrs. Walker and Houser own partnership interests in EnerVest. In addition, some of the employees of EnerVest who perform services for us under the administrative services agreement and operating agreement described below are owners of EnerVest.

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

Under the omnibus agreement, EnerVest indemnified us for losses attributable to title defects, retained assets and liabilities (including any preclosing litigation relating to assets contributed to us) and income taxes attributable to preclosing operations. EnerVest’s maximum liability for these indemnification obligations will not exceed $1.5 million and EnerVest will not have any obligation under this indemnification until our aggregate losses exceed $200,000. We also will indemnify EnerVest for all losses attributable to the operations of the assets contributed to us after September 29, 2006, to the extent not subject to EnerVest’s indemnification obligations.

During 2012, we paid EnerVest $13.1 million in monthly administrative fees under the omnibus agreement. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and includes a deduction for the value of the awards we issue to EnerVest employees (including Messrs. Walker, Houser and Dwyer) who perform services for us. We believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. The initial term of the omnibus agreement expired on December 31, 2012. In February 2013, EV Management and EnerVest extended the term of the omnibus agreement through December 2013.

Operating Agreements

We are party to operating agreements under which a subsidiary of EnerVest acts as contract operator of all wells in which we own an interest and are entitled to appoint the operator. As contract operator, EnerVest designs and manages the drilling and completion of our wells and the day–to–day operating and maintenance activities of our wells and facilities.

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

During 2012, we reimbursed EnerVest approximately $17.5 million for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis.

Acquisitions with Institutional Partnerships Managed by EverVest

EnerVest is the general partner of institutional partnerships formed to acquire, develop and produce oil and natural gas properties. EnerVest generally has a 1% to 1.5% interest in the institutional partnerships that they manage, which increases to 20% following return of invested capital and a stated rate of return.

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

Transportation and Processing Agreement

We and certain institutional partnerships managed by EnerVest have entered into a transportation and processing agreement. Under this agreement, we and the institutional partnerships are obligated to deliver 7,500 Mcf per day of natural gas to a natural gas processing plant in Ohio for processing. The agreement does not prorate the natural gas volumes between us and the institutional partnerships managed by EnerVest and does not require that we dedicate production from specific oil and natural gas properties to satisfy this commitment. The agreement is contingent on the processing plant coming into service before November 2013. The maximum exposure under this agreement, should we or the institutional partnerships fail to deliver the minimum volumes, is $1.8 million per year.

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

Long–Term Incentive Awards

We award phantom units under the Plan to employees of EverVest who provide services to us. These units are awarded to particular employees based on the recommendation of EnerVest’s senior management. During 2012, we awarded an aggregate of 0.2 million phantom units to such employees. The market value of these units on the date of grant was approximately $11.9 million. In negotiating the fee we pay EnerVest under the omnibus agreement, the value of these phantom units is taken into account as an offset to the fee.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of EV Management selected Deloitte & Touche LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2012. The audit committee’s charter requires the audit committee to approve in advance all audit and non–audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit–related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2012 were approved by the audit committee.

Fees approved to be paid to Deloitte & Touche LLP are as follows:

	2012		2011
Audit fees (1)	$951,300		$791,300
Audit–related fees	74,286	(2)	307,000	(3)
Tax fees	–		–
All other fees	–		–
Total	$1,025,586		$1,098,300

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)	Represents fees for professional services provided in connection with our Form S–3 filing in March 2012.

(3)	Represents fees for professional services provided in connection with our Form S–8 and Form S–3 filings in March 2011, our public equity offerings in March 2011 and February 2012, our debt offering in March 2011, and our Form S–4 filing in September 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10–K.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our consolidated financial statements and related notes.

(3)	Exhibits

The exhibits listed below are filed or furnished as part of this report:

2.1	Purchase and Sale Agreement by and between Range Resources – Appalachia, LLC and EnerVest Institutional Fund XI–A, L.P., EnerVest Institutional Fund XI–WI, L.P., CGAS Properties, L.P. and EnerVest Operating, L.L.C. dated February 5, 2010 (incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on February 8, 2010).

2.2	Purchase and Sale Agreement by and between Petrohawk Properties, LP, KCS Resources, LLC and Hawk Field Services, LLC and EV Properties, L.P. dated August 9, 2010 (incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on August 10, 2010).

2.3	Purchase and Sale Agreement by and between Talon Oil & Gas LLC and EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., EnerVest Energy Institutional Fund XII-A, L.P., EnerVest Energy Institutional Fund XII-WIB, L.P., EnerVest Energy Institutional Fund XII-WIC, L.P., EnerVest Holding, L.P. and EV Properties, L.P. dated October 25 (incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 29, 2010).

2.4	Purchase Agreement by and between Encana Oil & Gas (USA) Inc., as Seller, and EnerVest Energy Institutional Fund XII–A, L.P., EnerVest Energy Institutional Fund XII–WIB, L.P., EnerVest Energy Institutional Fund XII–WIC, L.P., EnerVest Holding, L.P. and EV Properties, L.P., collectively as Buyer, dated November 2, 2011(incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 9, 2012).

2.5	First Amendment to Purchase Agreement (incorporated by reference from Exhibit 2.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 9, 2012).

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Omnibus Agreement, dated September 29, 2006, by and among EnerVest Management Partners, Ltd., EV Management, LLC, EV Energy GP, L.P., EV Energy Partners, L.P., and EV Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.2	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and EnerVest Production Partners, L.P. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.3	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.4	EV Energy Partners, L.P. Long–Term Incentive Plan (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.5	Employment Agreement, dated October 1, 2006, by and between EV Management, LLC and Michael E. Mercer. (incorporated by reference from Exhibit 10.7 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

+10.6	Omnibus Agreement Extension, dated February 25, 2013, by and between EnerVest, Ltd. and EV Energy GP, L.P.

*10.7	Form of EV Energy Partners, L.P. Incentive Unit Agreements (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.8	Underwriting Agreement dated as of February 9, 2010, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, RBC Capital Markets Corporation, Citigroup Global Markets Inc., Raymond James & Associates, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 12, 2010).

10.9	Underwriting Agreement dated as of March 4, 2011, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, RBC Capital Markets, LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Raymond James & Associates Inc., and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 10, 2011).

10.10	Purchase Agreement, dated as of March 17, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and the representatives of the Initial Purchasers named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.11	Second Amended and Restated Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein. (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

10.12	First Amendment dated December 21, 2011 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 27, 2011).

10.13	Underwriting Agreement dated as of February 10, 2012, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 15, 2012).

10.14	Underwriting Agreement, dated as of March 8, 2012, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and the Representatives of the Underwriters listed therein. (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 13, 2012).

10.15	Second Amendment dated March 29, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 4, 2012).

10.16	Third Amendment dated September 27, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 3, 2012).

+10.17	Amended and Restated Assignment Agreement dated October 1, 2012 between M3 Ohio Gathering LLC, Utica Gas Services, L.L.C., CGAS Properties, L.P. and Utica East Ohio Midstream L.L.C.

+10.18	Fourth Amendment dated as of February 26, 2013 to Second Amended and Restated Credit Agreement.

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1 Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report.

++101	Interactive Data Files

________________

*	Management contract or compensatory plan or arrangement

+	Filed herewith

++	Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: February 28, 2013	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/JOHN B. WALKER	Executive Chairman and Director	February 28, 2013
John B. Walker	(principal executive officer)

/s/MARK A. HOUSER	President, Chief Executive Officer and Director	February 28, 2013
Mark A. Houser

/s/MICHAEL E. MERCER	Senior Vice President and Chief Financial Officer	February 28, 2013
Michael E. Mercer	(principal financial officer)

/s/FREDERICK DWYER	Controller	February 28, 2013
Frederick Dwyer	(principal accounting officer)

/s/VICTOR BURK	Director	February 28, 2013
Victor Burk

/s/JAMES R. LARSON	Director	February 28, 2013
James R. Larson

/s/GEORGE LINDAHL III	Director	February 28, 2013
George Lindahl, III

/s/GARY R. PETERSEN	Director	February 28, 2013
Gary R. Petersen

EXHIBIT INDEX

2.1	Purchase and Sale Agreement by and between Range Resources – Appalachia, LLC and EnerVest Institutional Fund XI–A, L.P., EnerVest Institutional Fund XI–WI, L.P., CGAS Properties, L.P. and EnerVest Operating, L.L.C. dated February 5, 2010 (incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on February 8, 2010).

2.2	Purchase and Sale Agreement by and between Petrohawk Properties, LP, KCS Resources, LLC and Hawk Field Services, LLC and EV Properties, L.P. dated August 9, 2010 (incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on August 10, 2010).

2.3	Purchase and Sale Agreement by and between Talon Oil & Gas LLC and EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., EnerVest Energy Institutional Fund XII-A, L.P., EnerVest Energy Institutional Fund XII-WIB, L.P., EnerVest Energy Institutional Fund XII-WIC, L.P., EnerVest Holding, L.P. and EV Properties, L.P. dated October 25 (incorporated by reference from Exhibit 2.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 29, 2010).

2.4	Purchase Agreement by and between Encana Oil & Gas (USA) Inc., as Seller, and EnerVest Energy Institutional Fund XII–A, L.P., EnerVest Energy Institutional Fund XII–WIB, L.P., EnerVest Energy Institutional Fund XII–WIC, L.P., EnerVest Holding, L.P. and EV Properties, L.P., collectively as Buyer, dated November 2, 2011(incorporated by reference from Exhibit 2.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 9, 2012).

2.5	First Amendment to Purchase Agreement (incorporated by reference from Exhibit 2.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 9, 2012).

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Omnibus Agreement, dated September 29, 2006, by and among EnerVest Management Partners, Ltd., EV Management, LLC, EV Energy GP, L.P., EV Energy Partners, L.P., and EV Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.2	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and EnerVest Production Partners, L.P. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.3	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.4	EV Energy Partners, L.P. Long–Term Incentive Plan (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.5	Employment Agreement, dated October 1, 2006, by and between EV Management, LLC and Michael E. Mercer. (incorporated by reference from Exhibit 10.7 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

+10.6	Omnibus Agreement Extension, dated February 25, 2013, by and between EnerVest, Ltd. and EV Energy GP, L.P.

*10.7	Form of EV Energy Partners, L.P. Incentive Unit Agreements (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.8	Underwriting Agreement dated as of February 9, 2010, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, RBC Capital Markets Corporation, Citigroup Global Markets Inc., Raymond James & Associates, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 12, 2010).

10.9	Underwriting Agreement dated as of March 4, 2011, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, RBC Capital Markets, LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Raymond James & Associates Inc., and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 10, 2011).

10.10	Purchase Agreement, dated as of March 17, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and the representatives of the Initial Purchasers named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.11	Second Amended and Restated Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein. (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

10.12	First Amendment dated December 21, 2011 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 27, 2011).

10.13	Underwriting Agreement dated as of February 10, 2012, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on February 15, 2012).

10.14	Underwriting Agreement, dated as of March 8, 2012, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and the Representatives of the Underwriters listed therein. (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 13, 2012).

10.15	Second Amendment dated March 29, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 4, 2012).

10.16	Third Amendment dated September 27, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 3, 2012).

+10.17	Amended and Restated Assignment Agreement dated October 1, 2012 between M3 Ohio Gathering LLC, Utica Gas Services, L.L.C., CGAS Properties, L.P. and Utica East Ohio Midstream L.L.C.

+10.18	Fourth Amendment dated as of February 26, 2013 to Second Amended and Restated Credit Agreement.

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report.

++101	Interactive Data Files

________________

*	Management contract or compensatory plan or arrangement

+	Filed herewith

++	Pursuant to Rule 406T of Regulation S–T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.

