Form 10-Q
period 2013-03-31
EV Energy Partners, LP
filed 2013-05-10
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

YES ☐ NO ☑

As of May 6, 2013, the registrant had 42,599,080 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$18,907	$7,486
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	35,967	34,909
Related party	4,138	1,422
Other	4,047	11,263
Derivative asset	14,132	40,771
Other current assets	1,777	1,750
Total current assets	78,968	97,601

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; March 31, 2013, $420,005; December 31, 2012, $389,206	1,863,584	1,875,890
Other property, net of accumulated depreciation and amortization; March 31, 2013, $636; December 31, 2012, $598	1,317	1,325
Long–term derivative asset	36,268	45,839
Investments in unconsolidated affiliates	103,018	34,545
Other assets	9,631	10,214
Total assets	$2,092,786	$2,065,414

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,852	$40,171
Derivative liability	1,554	–
Total current liabilities	55,406	40,171

Asset retirement obligations	104,103	102,707
Long–term debt	944,237	859,218
Long–term derivative liability	1,189	–
Other long–term liabilities	1,444	3,494

Commitments and contingencies

Owners’ equity:
Common unitholders – 42,599,080 units and 42,320,707 units issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	999,937	1,072,175
General partner interest	(13,530)	(12,351)
Total owners’ equity	986,407	1,059,824
Total liabilities and owners’ equity	$2,092,786	$2,065,414

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Oil, natural gas and natural gas liquids revenues	$72,669	$76,801
Transportation and marketing–related revenues	1,033	930
Total revenues	73,702	77,731

Operating costs and expenses:
Lease operating expenses	26,094	28,600
Cost of purchased natural gas	743	645
Dry hole and exploration costs	417	2,173
Production taxes	2,916	3,282
Asset retirement obligations accretion expense	1,354	1,208
Depreciation, depletion and amortization	30,833	24,591
General and administrative expenses	12,622	12,117
Impairment of oil and natural gas properties	5,169	635
Total operating costs and expenses	80,148	73,251

Operating (loss) income	(6,446)	4,480

Other (expense) income, net:
Realized gains on derivatives, net	10,759	24,190
Unrealized (losses) gains on derivatives, net	(38,273)	11,661
Interest expense	(12,829)	(11,084)
Other income, net	187	4
Total other (expense) income, net	(40,156)	24,771

(Loss) income before income taxes and equity in income of unconsolidated affiliates	(46,602)	29,251

Income taxes	(177)	(658)

(Loss) income before equity in income of unconsolidated affiliates	(46,779)	28,593

Equity in income of unconsolidated affiliates	198	–

Net (loss) income	$(46,581)	$28,593

Net (loss) income per limited partner unit:
Basic	$(1.08)	$0.69
Diluted	$(1.08)	$0.69

Weighted average limited partner units outstanding:
Basic	42,556	40,440
Diluted	42,556	40,760

Distributions declared per unit	$0.768	$0.764

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands, except number of units)

(Unaudited)

		General	Total
	Common	Partner	Owners’
	Unitholders	Interest	Equity

Balance, December 31, 2012	$1,072,175	$(12,351)	$1,059,824
Conversion of 40,264 vested phantom units	2,365	–	2,365
Contribution from general partner	–	334	334
Distributions	(33,171)	(667)	(33,838)
Equity–based compensation	4,217	86	4,303
Net loss	(45,649)	(932)	(46,581)
Balance, March 31, 2013	$999,937	$(13,530)	$986,407

			General	Total
	Common	Class B	Partner	Owners’
	Unitholders	Unitholders	Interest	Equity

Balance, December 31, 2011	$935,425	$232	$(15,618)	$920,039
Conversion of 41,075 vested phantom units	2,836	–	–	2,836
Proceeds from public equity offering, net of offering costs of $157	262,676	–	–	262,676
Contributions from general partner	–	–	5,714	5,714
Distributions	(26,264)	(2,955)	(596)	(29,815)
Equity–based compensation	3,458	–	–	3,458
Net income	25,333	2,688	572	28,593
Balance, March 31, 2012	$1,203,464	$(35)	$(9,928)	$1,193,501

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(46,581)	$28,593
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Dry hole costs	51	225
Asset retirement obligations accretion expense	1,354	1,208
Depreciation, depletion and amortization	30,833	24,591
Equity–based compensation cost	4,485	4,280
Impairment of oil and natural gas properties	5,169	635
Noncash derivative activity	38,953	(11,661)
Equity in income of unconsolidated affiliates	(198)	–
Distributions from unconsolidated affiliates	48	–
Other	593	2,295
Changes in operating assets and liabilities:
Accounts receivable	(4,527)	(11,150)
Other current assets	(27)	245
Accounts payable and accrued liabilities	11,351	20,382
Other, net	(119)	(1,144)
Net cash flows provided by operating activities	41,385	58,499

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	–	(36,544)
Final settlement of purchase price of oil and natural gas properties	7,998	–
Additions to oil and natural gas properties	(21,136)	(29,067)
Proceeds from sale of oil and natural gas properties	–	5,489
Investments in unconsolidated affiliates	(68,345)	(11,597)
Distributions from unconsolidated affiliates	23	–
Settlements from acquired derivatives	–	1,687
Net cash flows used in investing activities	(81,460)	(70,032)

Cash flows from financing activities:
Long–term debt borrowings	85,000	35,000
Repayment of long–term debt borrowings	–	(460,000)
Proceeds from debt offering	–	206,000
Loan costs incurred	–	(3,929)
Proceeds from public equity offering	–	262,833
Offering costs	–	(157)
Contributions from general partner	334	5,714
Distributions paid	(33,838)	(29,815)
Net cash flows provided by financing activities	51,496	15,646

Increase in cash and cash equivalents	11,421	4,113
Cash and cash equivalents – beginning of period	7,486	30,312
Cash and cash equivalents – end of period	$18,907	$34,425

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

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10–K for the year ended December 31, 2012.

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

We accounted for the phantom units issued prior to 2009 as liability awards, and the fair value of these phantom units was remeasured at the end of each reporting period based on the current market price of our common units until settlement. Prior to settlement, compensation cost was recognized for these phantom units based on the proportionate amount of the requisite service period that has been rendered to date. The last of these phantom units vested in January 2013.

We account for the phantom units issued beginning in 2009 as equity awards, and we estimated the fair value of these phantom units using the Black–Scholes option pricing model. We account for the performance units as equity awards, and we estimated the fair value of these market condition performance units using the Monte Carlo simulation model.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2013	2012

Liability awards	$182	$822
Equity awards	4,303	3,458
Total	$4,485	$4,280

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of March 31, 2013, there was $39.6 million of unrecognized compensation costs related to our unvested phantom units and performance units which is expected to be recognized over a weighted average period of 2.70 years.

NOTE 3. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The most significant of our investments in unconsolidated affiliates are Cardinal Gas Services, LLC (“Cardinal”) and Utica East Ohio Midstream LLC (“UEO”). We own 9% of Cardinal and 21% of UEO, which are constructing natural gas processing, natural gas liquids fractionation and connecting pipeline facilities to serve anticipated production in the Utica Shale in Ohio.

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

As of March 31, 2013, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price
Oil (MBbls):
Swaps – April 2013 to December 2013	1,148.1	$89.03
Swaps – 2014	1,517.7	91.19
Swaps – 2015	730.0	90.09

Natural Gas (MmmBtus):
Swaps – April 2013 to December 2013	27,032.5	4.95
Swaps – 2014	26,134.0	4.99
Swaps – 2015	26,097.5	5.22

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of March 31, 2013, we had entered into interest rate swaps with the following terms:

	Notional	Floating	Fixed
Period Covered	Amount	Rate	Rate
April 2013 – July 2015	$110,000	1 Month LIBOR	3.315%

The following table sets forth the fair values and classification of our outstanding derivatives:

			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
Derivatives:
As of March 31, 2013:
Derivative asset	$29,553	$(15,421)	$14,132
Long–term derivative asset	44,952	(8,684)	36,268
Total	$74,505	$(24,105)	$50,400

As of December 31, 2012:
Derivative asset	$44,173	$(3,402)	$40,771
Long–term derivative asset	50,692	(4,853)	45,839
Total	$94,865	$(8,255)	$86,610

			Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheet	Balance Sheet
Derivatives:
As of March 31, 2013:
Derivative liability	$16,975	$(15,421)	$1,554
Long–term derivative liability	9,873	(8,684)	1,189
Total	$26,848	$(24,105)	$2,743

As of December 31, 2012:
Derivative liability	$3,402	$(3,402)	$–
Long–term derivative liability	4,853	(4,853)	–
Total	$8,255	$(8,255)	$–

We have entered into master netting arrangements with our counterparties. The amounts above are presented on a net basis in our unaudited condensed consolidated balance sheets when such amounts are with the same counterparty. In addition, we have recorded accounts payable and receivable balances related to our settled derivatives that are subject to our master netting agreements. These amounts are not included in the above table; however, under our master netting agreements, we have the right to offset these positions against our forward exposure related to outstanding derivatives.

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of March 31, 2013 and December 31, 2012, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the impact of derivatives and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2013	2012
Realized gains on derivatives, net:
Commodity contracts	$12,304	$25,306
Interest rate swaps	(1,545)	(1,116)
Total	$10,759	$24,190

Unrealized (losses) gains on derivatives, net:
Commodity contracts	$(39,720)	$11,154
Interest rate swaps	1,447	507
Total	$(38,273)	$11,661

NOTE 5. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the
		Reporting Period
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2013:
Assets – Commodity contracts	$74,505	$–	$74,505	$–

Liabilities:
Commodity contracts	$19,350	$–	$19,350	$–
Interest rate swaps	7,498	–	7,498	–
Total	$26,848	$–	$26,848	$–

As of December 31, 2012:
Assets – Commodity contracts	$94,865	$–	$94,865	$–

Liabilities – Interest rate swaps	$8,255	$–	$8,255	$–

 Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives based on observable market data for similar instruments. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the three months ended March 31, 2013.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Nonrecurring Basis

In March 2012, in conjunction with the sale of assets held for sale at December 31, 2011, we incurred $0.4 million of additional impairment charges to write down these assets to their fair value of $6.1 million. The impairment charge was included in earnings for the three months ended March 31, 2012. The fair value was determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

Impairment of Oil and Natural Gas Properties

In the three months ended March 31, 2013 and 2012, we incurred leasehold impairment charges of $5.2 million and $0.2 million, respectively, primarily related to expired leases.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. As of March 31, 2013 and December 31, 2012, the estimated fair value of our senior notes due 2019 was $528.7 million and $531.2 million, respectively, which differs from the carrying value of $499.2 million. The fair value of the senior notes due 2019 was determined using Level 2 inputs consisting of quoted market prices.

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

	2013	2012
Balance as of January 1	$104,684	$93,225
Liabilities incurred	320	375
Accretion expense	1,354	1,208
Revisions in estimated cash flows	–	1,056
Settlements and divestitures	(278)	(112)
Balance as of March 31	$106,080	$95,752

As of both March 31, 2013 and December 31, 2012, $2.0 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

NOTE 7. LONG–TERM DEBT

Credit Facility

As of March 31, 2013, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 3.0 to 1.0. As of March 31, 2013, we were in compliance with these financial covenants.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.22% at March 31, 2013).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of March 31, 2013, the borrowing base under the facility was $750.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties. In April 2013, the borrowing base under the facility was reduced to $710.0 million.

We had $445.0 million and $360.0 million outstanding under the facility at March 31, 2013 and December 31, 2012, respectively.

8.0% Senior Notes due 2019

Our senior notes due 2019 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither we nor Finance have independent assets or operations apart from the assets and operations of our subsidiaries.

The aggregate carrying amount of our senior notes due 2019 was $499.2 million at both March 31, 2013 and December 31, 2012, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements, and no amounts have been accrued at March 31, 2013 or December 31, 2012.

NOTE 9. OWNERS’ EQUITY

Units Outstanding

At March 31, 2013, owners’ equity consists of 42,599,080 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Issuance of Units

In January 2013, we issued 0.3 million common units related to the vesting of equity–based awards. Of this amount, 0.04 million were phantom units accounted for as liability awards, and these phantom units vested at a fair value of $2.4 million. In conjunction with the vesting of these units, we received a contribution of $0.3 million by our general partner to maintain its 2% interest in us.

Cash Distributions

On January 31, 2013, the board of directors of EV Management declared a $0.767 per unit distribution for the fourth quarter of 2012 on all common units. The distribution of $33.8 million was paid on February 14, 2013 to unitholders of record at the close of business on February 11, 2013.

On April 29, 2013, the board of directors of EV Management declared a $0.768 per unit distribution for the first quarter of 2013 on all common units. The distribution of $33.9 million is to be paid on May 15, 2013 to unitholders of record at the close of business on May 9, 2013.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 10. NET (LOSS) INCOME PER LIMITED PARTNER UNIT

The following sets forth the calculation of net (loss) income per limited partner unit:

	Three Months Ended
	March 31,
	2013	2012
Net (loss) income	$(46,581)	$28,593
General partner’s 2% interest in net loss (income)	932	(572)
Net loss (income) attributable to participating securities	(498)	–
Limited partners’ interest in net (loss) income	$(46,147)	$28,021

Weighted average limited partner units outstanding:
Common units	42,556	36,425
Class B units	–	3,873
Performance units	–	142
Denominator for basic net (loss) income per limited partner unit	42,556	40,440
Dilutive units (1)	–	320
Total	42,556	40,760

Net (loss) income per limited partner unit:
Basic	$(1.08)	$0.69
Diluted	$(1.08)	$0.69

(1)	Phantom units totaling 0.6 million units were not included in the computation of diluted net (loss) income per limited partner unit for the three months ended March 31, 2013 because the effect would have been anti–dilutive.

NOTE 11. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $2.5 million and $3.3 million in the three months ended March 31, 2013 and 2012, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest approximately $4.3 million and $4.0 million in the three months ended March 31, 2013 and 2012, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 12. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Three Months Ended
	March 31,
	2013	2012

Supplemental cash flows information – cash paid for interest, net of capitalized interest of $798 at March 31, 2013	$1,643	$3,801

Noncash transaction – costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$16,281	$12,555

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2013	2012
Costs for additions to oil and natural gas properties	$16,281	$13,951
Lease operating expenses	9,903	7,309
Interest	18,746	8,566
Production and ad valorem taxes	3,496	4,379
General and administrative expenses	1,981	2,596
Current portion of ARO	1,977	1,977
Derivative settlements	855	364
Other	613	1,029
Total	$53,852	$40,171

NOTE 13. NEW ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011–11, Disclosures about Offsetting Assets and Liabilities. This ASU affects all entities that have financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011–11 requires an entity to disclose information about offsetting and related arrangements to enable user of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013–01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to clarify the scope of ASU 2011–11. The provisions of both ASU 2011–11 and ASU 2013–01 are applicable to annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. We adopted ASU 2011–11 and 2013–01 on January 1, 2013, and the adoption did not impact our operating results, financial position or cash flows, but did impact our disclosures on offsetting arrangements (see Note 4).

No other new accounting pronouncements issued or effective during the three months ended March 31, 2013 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2012.

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

CURRENT DEVELOPMENTS

In the three months ended March 31, 2013, we invested $68.3 million in our unconsolidated affiliates, which included $33.3 million to increase our ownership in UEO from 8% to 21%.

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

Oil, natural gas and natural gas liquids prices have been and are expected to continue to be volatile in the future. Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets. Factors affecting the price of natural gas and natural gas liquids include the discovery of substantial accumulations of natural gas in unconventional reservoirs due to technological advancements necessary to commercially produce these unconventional reserves, North American weather conditions, industrial and consumer demand for natural gas and natural gas liquids, storage levels of natural gas and natural gas liquids and the availability and accessibility of natural gas deposits in North America.

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

Utica Shale

Primarily through acquisitions completed in 2009 and 2010, we hold over 170,000 net working interest acres in Pennsylvania and Ohio and an approximate 2% average overriding royalty interest in 880,000 gross acres in Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. At March 31, 2013, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area. We do not expect to fully develop our Utica Shale properties for our account.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
Production data:
Oil (MBbls)	263	285
Natural gas liquids (MBbls)	503	423
Natural gas (MMcf)	10,267	10,263
Net production (MMcfe)	14,864	14,513
Average sales price per unit:
Oil (Bbl)	$93.47	$100.05
Natural gas liquids (Bbl)	30.38	46.42
Natural gas (Mcf)	3.20	2.79
Mcfe	4.89	5.29
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.76	$1.97
Production taxes	0.20	0.23
Total	1.96	2.20
Depreciation, depletion and amortization	2.07	1.69
General and administrative expenses	0.85	0.83

Net (loss) income for the three months ended March 31, 2013 was $(46.6) million compared with $28.6 million for the three months ended March 31, 2012. This change reflects (i) a $49.9 million adverse change in non–cash changes in the fair value of our derivatives, (ii) a $13.4 million adverse change in realized gains on our derivatives, (iii) a $6.2 million increase in depreciation, depletion and amortization (“DD&A”) expense, (iv) a $4.5 million increase in impairments of our oil and natural gas properties, (v) a $4.0 million decrease in total revenues, and (vi) a $1.7 million increase in interest expense, partially offset by a $2.5 million decrease in lease operating expenses.

Oil, natural gas and natural gas liquids revenues for the three months ended March 31, 2013 totaled $72.7 million, a decrease of $4.1 million compared with the three months ended March 31, 2012. This was the result of decreases of $8.7 million related to lower prices for oil and natural gas liquids and $2.1 million related to decreased oil production offset by increases of $4.2 million related to higher prices for natural gas and $2.5 million related to increased natural gas liquids production.

Lease operating expenses for the three months ended March 31, 2013 decreased $2.5 million compared with the three months ended March 31, 2012 as the result of $1.2 million ($0.08 per Mcfe) of costs in the three months ended March 31, 2012 associated with the sales of oil in tanks acquired in certain of our 2011 acquisitions and $1.9 million from a lower unit cost per Mcfe, primarily at our Barnett Shale oil and natural gas properties, offset by $0.6 million related to our expanded development drilling program. Lease operating expenses per Mcfe were $1.76 in the three months ended March 31, 2013 compared with $1.97 in the three months ended March 31, 2012.

Dry hole and exploration costs for the three months ended March 31, 2013 decreased $1.8 million compared with the three months ended March 31, 2012 primarily as a result of decreased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for the three months ended March 31, 2013 decreased $0.4 million compared with the three months ended March 31, 2012 primarily due to decreased oil, natural gas and natural gas liquids revenues. Production taxes for the three months ended March 31, 2013 were $0.20 per Mcfe compared with $0.23 per Mcfe for the three months ended March 31, 2012.

Depreciation, depletion and amortization (“DD&A”) for the three months ended March 31, 2013 increased $6.2 million compared with the three months ended March 31, 2012 due to $5.5 million from a higher DD&A rate and $0.7 million from increased production. The higher average DD&A rate per unit reflects the change that decreased prices for natural gas and natural gas liquids had on our reserves estimates. Depreciation, depletion and amortization for the three months ended March 31, 2013 was $2.07 per Mcfe compared with $1.69 per Mcfe for the three months ended March 31, 2012.

General and administrative expenses for the three months ended March 31, 2013 totaled $12.6 million, an increase of $0.5 million compared with the three months ended March 31, 2012. This increase is primarily the result of $1.3 million of higher compensation costs primarily related to our equity–based compensation plans offset by $0.8 million of lower fees paid to EnerVest under the omnibus agreement. General and administrative expenses were $0.85 per Mcfe in the three months ended March 31, 2013 compared with $0.83 per Mcfe in the three months ended March 31, 2012.

In the three months ended March 31, 2013, we incurred leasehold impairment charges of $5.2 million, primarily related to expired leases. In the three months ended March 31, 2012, we incurred $0.4 million of additional impairment charges to write down assets held for sale to their fair value and $0.2 million of leasehold impairment charges.

Realized gains on derivatives, net consisted of the following for the three months ended March 31:

	2013	2012

Cash settlements	$11,439	$24,774
Non–cash realized loss related to acquired derivatives	–	(584)
Non–cash realized loss related to terminated interest rate swaps	(680)	–
Realized gains on derivatives, net	$10,759	$24,190

The $13.3 million decrease in cash settlements is due to the impact of derivative contracts with more favorable terms that expired as of December 31, 2012.

Unrealized (losses) gains on derivatives, net consisted of the following for the three months ended March 31:

	2013	2012

Change in the fair value of open derivatives	$(38,953)	$11,077
Change in value of acquired derivatives from the beginning of the period	–	584
Change in value of terminated interest rate swaps	680	–
Unrealized (losses) gains on derivatives, net	$(38,273)	$11,661

Interest expense for the three months ended March 31, 2013 increased $1.7 million compared with the three months ended March 31, 2012 due to increases of $1.3 million from a higher weighted average long–term debt balance and $1.2 million due to a higher weighted average effective interest rate offset by an increase in capitalized interest in the three months ended March 31, 2013 of $0.8 million.

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

Long–term Debt

As of March 31, 2013, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of March 31, 2013, the borrowing base was $750.0 million, and we had $445.0 million outstanding. In April 2013, the borrowing base under the facility was reduced to $710.0 million.

As of March 31, 2013, we have $500.0 million in aggregate principal amount outstanding of 8.0% senior notes due 2019. As of March 31, 2013, the aggregate carrying amount of the senior notes due 2019 was $499.2 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Cash and Short–term Investments

At March 31, 2013, we had $18.9 million of cash and short–term investments, which included $6.6 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with a major financial institution.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of March 31, 2013, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three Months Ended March 31,
	2013	2012
Operating activities	$41,385	$58,499
Investing activities	(81,460)	(70,032)
Financing activities	51,496	15,646

Operating Activities

Cash flows from operating activities provided $41.4 million and $58.5 million in the three months ended March 31, 2013 and 2012, respectively. The significant factors in the decrease were $13.4 million of decreased cash settlements from our derivatives and $4.0 million of lower total revenues offset by $2.8 million of lower cash operating expenses and $1.4 million of decreased cash paid for interest.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During the three months ended March 31, 2013, we spent $21.1 for additions to our oil and natural gas properties and increased our investment in unconsolidated affiliates by $68.3 million. In addition, we received $8.0 million in final purchase price settlements related to our August 2012 acquisition of additional working interests in acreage in Ohio.

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

Financing Activities

During the three months ended March 31, 2013, we received $85.0 million from borrowings under our credit facility and paid distributions of $33.8 million to holders of our common units and our general partner.

During the three months ended March 31, 2012, we received proceeds of $262.7 million, after payment of offering costs of $0.2 million, from our public equity offering in February 2012 and $202.1 million, after payment of offering costs of $3.9 million, from our debt offering in March 2012. We used the proceeds to repay $460.0 million of indebtedness outstanding under our credit facility. We also received $35.0 million from borrowings under our credit facility and contributions of $5.7 million from our general partner in order to maintain its 2% interest in us. In addition, we paid distributions of $29.8 million to holders of our common units, Class B units and our general partner.

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

All of our forward–looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. This document is available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2015. As of March 31, 2013, we have commodity contracts covering approximately 66% of our production attributable to our estimated net proved reserves from April 2013 through December 2015, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our oil and natural gas commodity contracts at March 31, 2013 was a net asset of $55.2 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $64.8 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the three months ended March 31, 2013 would have increased by approximately $1.1 million. The fair value of our interest rate swaps at March 31, 2013 was a liability of $7.5 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $2.7 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10–K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: May 10, 2013	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+ Filed herewith

