Form 10-Q
period 2013-06-30
EV Energy Partners, LP
filed 2013-08-09
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

YES ☐ NO ☑

As of August 5, 2013, the registrant had 42,599,080 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,277	$7,486
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	37,927	34,909
Related party	5,002	1,422
Other	1,740	11,263
Derivative asset	31,251	40,771
Other current assets	4,051	1,750
Total current assets	88,248	97,601

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; June 30, 2013, $447,641; December 31, 2012, $389,206	1,862,710	1,875,890
Other property, net of accumulated depreciation and amortization; June 30, 2013, $675; December 31, 2012, $598	1,295	1,325
Long–term derivative asset	46,204	45,839
Investments in unconsolidated affiliates	153,187	34,545
Other assets	9,048	10,214
Total assets	$2,160,692	$2,065,414

LIABILITIES AND OWNERS’ EQUITY

Current liabilities – Accounts payable and accrued liabilities	$44,814	$40,171

Asset retirement obligations	105,266	102,707
Long–term debt	1,019,256	859,218
Other long–term liabilities	1,680	3,494

Commitments and contingencies

Owners’ equity:
Common unitholders – 42,599,080 units and 42,320,707 units issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,003,131	1,072,175
General partner interest	(13,455)	(12,351)
Total owners’ equity	989,676	1,059,824
Total liabilities and owners’ equity	$2,160,692	$2,065,414

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil, natural gas and natural gas liquids revenues	$80,332	$62,793	$153,001	$139,594
Transportation and marketing–related revenues	1,270	759	2,303	1,689
Total revenues	81,602	63,552	155,304	141,283

Operating costs and expenses:
Lease operating expenses	26,217	24,850	52,311	53,450
Cost of purchased natural gas	951	501	1,694	1,146
Dry hole and exploration costs	902	1,682	1,319	3,855
Production taxes	2,924	2,525	5,840	5,807
Asset retirement obligations accretion expense	1,205	1,220	2,559	2,428
Depreciation, depletion and amortization	27,670	28,395	58,503	52,986
General and administrative expenses	9,121	10,149	21,743	22,266
Impairment of oil and natural gas properties	2,829	16,264	7,998	16,899
Total operating costs and expenses	71,819	85,586	151,967	158,837

Operating income (loss)	9,783	(22,034)	3,337	(17,554)

Other income (expense), net:
Realized gains on derivatives, net	4,461	34,603	15,220	58,793
Unrealized gains (losses) on derivatives, net	30,286	15,537	(7,987)	27,198
Interest expense	(11,604)	(12,595)	(24,433)	(23,679)
Other income (expense), net	55	(30)	242	(26)
Total other income (expense), net	23,198	37,515	(16,958)	62,286

Income (loss) before income taxes and equity in income (losses) of unconsolidated affiliates	32,981	15,481	(13,621)	44,732

Income taxes	(216)	(439)	(393)	(1,097)

Income (loss) before equity in income (losses) of unconsolidated affiliates	32,765	15,042	(14,014)	43,635

Equity in income (losses) of unconsolidated affiliates	89	(86)	287	(86)

Net income (loss)	$32,854	$14,956	$(13,727)	$43,549

Net income (loss) per limited partner unit:
Basic	$0.74	$0.35	$(0.34)	$1.03
Diluted	$0.74	$0.34	$(0.34)	$1.02

Weighted average limited partner units outstanding:
Basic	42,599	42,452	42,578	41,446
Diluted	42,659	42,678	42,578	41,739

Distributions declared per unit	$0.769	$0.765	$1.537	$1.529

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands, except number of units)

(Unaudited)

		General	Total
	Common	Partner	Owners’
	Unitholders	Interest	Equity

Balance, December 31, 2012	$1,072,175	$(12,351)	$1,059,824
Conversion of 40,264 vested phantom units	2,365	–	2,365
Contribution from general partner	–	334	334
Distributions	(66,386)	(1,335)	(67,721)
Equity–based compensation	8,429	172	8,601
Net loss	(13,452)	(275)	(13,727)
Balance, June 30, 2013	$1,003,131	$(13,455)	$989,676

			General	Total
	Common	Class B	Partner	Owners’
	Unitholders	Unitholders	Interest	Equity

Balance, December 31, 2011	$935,425	$232	$(15,618)	$920,039
Conversion of 41,075 vested phantom units	2,836	–	–	2,836
Proceeds from public equity offering, net of offering costs of $304	262,529	–	–	262,529
Contributions from general partner	–	–	5,714	5,714
Distributions	(55,638)	(5,915)	(1,256)	(62,809)
Equity–based compensation	6,916	–	–	6,916
Net income	38,644	4,034	871	43,549
Balance, June 30, 2012	$1,190,712	$(1,649)	$(10,289)	$1,178,774

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(13,727)	$43,549
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	2,559	2,428
Depreciation, depletion and amortization	58,503	52,986
Equity–based compensation cost	8,783	8,096
Impairment of oil and natural gas properties	7,998	16,899
Noncash derivative activity	9,155	(27,198)
Equity in (income) losses of unconsolidated affiliates	(287)	86
Distributions from unconsolidated affiliates	62	–
Other	1,411	3,948
Changes in operating assets and liabilities:
Accounts receivable	(5,044)	4,225
Other current assets	(2,300)	365
Accounts payable and accrued liabilities	3,494	9,758
Other, net	(200)	(2,102)
Net cash flows provided by operating activities	70,407	113,040

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	–	(35,728)
Final settlement of purchase price of oil and natural gas properties	7,998	–
Additions to oil and natural gas properties	(51,808)	(62,566)
Proceeds from sale of oil and natural gas properties	–	5,489
Investments in unconsolidated affiliates	(118,446)	(11,947)
Distributions from unconsolidated affiliates	27	–
Settlements from acquired derivatives	–	3,676
Net cash flows used in investing activities	(162,229)	(101,076)

Cash flows from financing activities:
Long–term debt borrowings	160,000	40,000
Repayment of long–term debt borrowings	–	(460,000)
Proceeds from debt offering	–	206,000
Loan costs incurred	–	(4,078)
Proceeds from public equity offering	–	262,833
Offering costs	–	(304)
Contributions from general partner	334	5,714
Distributions paid	(67,721)	(62,809)
Net cash flows provided by (used in) financing activities	92,613	(12,644)

Increase (decrease) in cash and cash equivalents	791	(680)
Cash and cash equivalents – beginning of period	7,486	30,312
Cash and cash equivalents – end of period	$8,277	$29,632

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Nature of Operations

EV Energy Partners, L.P. (the “Parent”) and its wholly owned subsidiaries (“we,” “our” or “us”) are a publicly held limited partnership that engages in the acquisition, development and production of oil and natural gas properties. Our general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of our general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company. EV Management is a wholly owned subsidiary of EnerVest, Ltd. (“EnerVest”), a Texas limited partnership. EnerVest and its affiliates also have a significant interest in us through their 71.25% ownership of EV Energy GP which, in turn, owns a 2% general partner interest in us and all of our incentive distribution rights.

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

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Liability awards	$–	$357	$182	$1,180
Equity awards	4,297	3,459	8,601	6,916
Total	$4,297	$3,816	$8,783	$8,096

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of June 30, 2013, there was $35.3 million of unrecognized compensation costs related to our unvested phantom units and performance units which are expected to be recognized over a weighted average period of 2.5 years.

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

We have elected not to designate any of our derivatives as hedging instruments. Accordingly, changes in the fair value of our derivatives are recorded immediately to operations as “Unrealized gains (losses) on derivatives, net” in our unaudited condensed consolidated statements of operations.

As of June 30, 2013, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price
Oil (MBbls):
Swaps – July 2013 to December 2013	763.6	$88.99
Swaps – 2014	1,517.7	91.19
Swaps – 2015	730.0	90.09

Natural Gas (MmmBtus):
Swaps – July 2013 to December 2013	18,639.2	4.93
Swaps – 2014	31,609.0	4.88
Swaps – 2015	31,572.5	5.07

As of June 30, 2013, we had entered into interest rate swaps with the following terms:

	Notional	Floating	Fixed
Period Covered	Amount	Rate	Rate
July 2013 – July 2015	$110,000	1 Month LIBOR	3.315%

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the fair values and classification of our outstanding derivatives:

			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Derivatives:
As of June 30, 2013:
Derivative asset	$41,759	$(10,508)	$31,251
Long–term derivative asset	49,710	(3,506)	46,204
Total	$91,469	$(14,014)	$77,455

As of December 31, 2012:
Derivative asset	$44,173	$(3,402)	$40,771
Long–term derivative asset	50,692	(4,853)	45,839
Total	$94,865	$(8,255)	$86,610

			Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheets	Balance Sheets
Derivatives:
As of June 30, 2013:
Derivative liability	$10,508	$(10,508)	$–
Long–term derivative liability	3,506	(3,506)	–
Total	$14,014	$(14,014)	$–

As of December 31, 2012:
Derivative liability	$3,402	$(3,402)	$–
Long–term derivative liability	4,853	(4,853)	–
Total	$8,255	$(8,255)	$–

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

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of June 30, 2013 and December 31, 2012, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the impact of derivatives and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Realized gains on derivatives, net:
Commodity contracts	$5,816	$35,646	$18,120	$60,952
Interest rate swaps	(1,355)	(1,043)	(2,900)	(2,159)
Total	$4,461	$34,603	$15,220	$58,793

Unrealized gains (losses) on derivatives, net:
Commodity contracts	$28,644	$15,308	$(11,077)	$26,462
Interest rate swaps	1,642	229	3,090	736
Total	$30,286	$15,537	$(7,987)	$27,198

NOTE 5. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the
		Reporting Period
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2013:
Assets – Commodity contracts	$91,469	$–	$91,469	$–

Liabilities:
Commodity contracts	$7,673	$–	$7,673	$–
Interest rate swaps	6,341	–	6,341	–
Total	$14,014	$–	$14,014	$–

As of December 31, 2012:
Assets – Commodity contracts	$94,865	$–	$94,865	$–

Liabilities – Interest rate swaps	$8,255	$–	$8,255	$–

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives based on observable market data for similar instruments. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the six months ended June 30, 2013.

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

In June 2012, oil and natural gas properties with a carrying amount of $29.3 million were written down to their fair value of $13.1 million, resulting in an impairment charge of $16.2 million. The impairment charge was included in earnings for the three and six months ended June 30, 2012. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data.

Leasehold Impairments

We incurred leasehold impairment charges of $2.8 million and $0.1 million in the three months ended June 30, 2013 and 2012, respectively, and $8.0 million and $0.2 million in the six months ended June 30, 2013 and 2012, respectively.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. As of June 30, 2013 and December 31, 2012, the estimated fair value of our senior notes due 2019 was $498.8 million and $531.2 million, respectively, which differs from the carrying value of $499.3 million and $499.2 million, respectively. The fair value of the senior notes due 2019 was determined using Level 2 inputs.

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

	2013	2012
Balance as of January 1	$104,684	$93,225
Liabilities incurred	533	655
Accretion expense	2,559	2,428
Revisions in estimated cash flows	–	1,056
Settlements and divestitures	(533)	(252)
Balance as of June 30	$107,243	$97,112

As of both June 30, 2013 and December 31, 2012, $2.0 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7. LONG–TERM DEBT

Credit Facility

As of June 30, 2013, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 3.0 to 1.0. As of June 30, 2013, we were in compliance with these financial covenants.

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.1% at June 30, 2013).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of June 30, 2013, the borrowing base under the facility was $710.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

We had $520.0 million and $360.0 million outstanding under the facility at June 30, 2013 and December 31, 2012, respectively.

8.0% Senior Notes due 2019

Our senior notes due 2019 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither the Parent nor Finance has independent assets or operations apart from the assets and operations of its subsidiaries.

The aggregate carrying amount of our senior notes due 2019 was $499.3 million and $499.2 million at June 30, 2013 and December 31, 2012, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements, and no amounts have been accrued at June 30, 2013 or December 31, 2012.

NOTE 9. OWNERS’ EQUITY

Units Outstanding

At June 30, 2013, owners’ equity consists of 42,599,080 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Cash Distributions

The following sets forth the distributions we paid during the six months ended June 30, 2013:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 14, 2013	October 1, 2012 – December 31, 2012	$0.767	$33,838
May 15, 2013	January 1, 2013 – March 31, 2013	0.768	33,883
			$67,721

On July 29, 2013, the board of directors of EV Management declared a $0.769 per unit distribution for the second quarter of 2013 on all common units. The distribution of $33.9 million is to be paid on August 14, 2013 to unitholders of record at the close of business on August 8, 2013.

NOTE 10. NET INCOME (LOSS) PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income (loss) per limited partner unit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$32,854	$14,956	$(13,727)	$43,549
General partners’ 2% interest in net (income) loss	(657)	(299)	275	(871)
Net (income) loss attributable to participating securities	(499)	–	(998)	–
Limited partners’ interest in net income (loss) income	$31,698	$14,657	$(14,450)	$42,678

Weighted average limited partner units outstanding:
Common units	42,599	38,447	42,578	37,436
Class B units	–	3,873	–	3,873
Performance units	–	132	–	137
Denominator for basic net income (loss) per limited partner unit	42,599	42,452	42,578	41,446
Dilutive units (1)	60	226	–	293
Denominator for diluted net income (loss) per limited partner unit	42,659	42,678	42,578	41,739

Net income (loss) per limited partner unit:
Basic	$0.74	$0.35	$(0.34)	$1.03
Diluted	$0.74	$0.34	$(0.34)	$1.02

(1)	Unearned performance units totaling 0.2 million units were not included in the computation of diluted net income (loss) per limited partner unit for the six months ended June 30, 2013 because the effect would have been anti–dilutive.

NOTE 11. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $2.5 million and $3.3 million in the three months ended June 30, 2013 and 2012, respectively, and $5.0 million and $6.6 million in the six months ended June 30, 2013 and 2012, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest approximately $3.6 million and $4.1 million in the three months ended June 30, 2013 and 2012, respectively, and $7.8 million and $8.1 million in the six months ended June 30, 2013 and 2012, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

NOTE 12. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Six Months Ended
	June 30,
	2013	2012
Supplemental cash flows information:
Cash paid for interest, net of capitalized interest of $3,152 and $–, respectively	$22,311	$25,180
Cash paid for income taxes	325	340

	As of June 30,
	2013	2012
Noncash transaction – costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$15,100	$15,310

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
Costs for additions to oil and natural gas properties	$15,100	$13,951
Lease operating expenses	9,948	7,309
Interest	8,800	8,566
Production and ad valorem taxes	5,098	4,379
General and administrative expenses	1,933	2,596
Current portion of ARO	1,977	1,977
Derivative settlements	1,153	364
Other	805	1,029
Total	$44,814	$40,171

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

No other new accounting pronouncements issued or effective during the six months ended June 30, 2013 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 14. SUBSEQUENT EVENT

In August 2013, we announced that we, along with certain institutional partnerships managed by EnerVest, have signed an agreement to divest certain acreage in Ohio’s Utica Shale for $284.3 million. The acreage associated with this sale is in Guernsey, Harrison and Noble counties. Our share of the proceeds is expected to be approximately $56 million, net to our ownership interest, and we will retain our overriding royalty interests in these acres. The transaction is expected to close by the end of the third quarter and is subject to customary closing conditions and purchase price adjustments.

In August 2013, we also amended our credit facility to change our senior secured debt to EBITDAX ratio to be no greater than 3.5 to 1 through March 30, 2015 and to include certain updates related to the Dodd–Frank Act eligibility requirements for guarantors of hedging transactions.

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

CURRENT DEVELOPMENTS

In the six months ended June 30, 2013, we invested $118.4 million in our unconsolidated affiliates, which included $33.3 million to increase our ownership in UEO from 8% to 21%.

In August 2013, we announced that we, along with certain institutional partnerships managed by EnerVest, have signed an agreement to divest certain acreage in Ohio’s Utica Shale for $284.3 million. The total acreage associated with this sale includes 22,535 acres in Guernsey, Harrison and Noble counties. Of that total, we are selling 4,345 acres for approximately $56 million, net to our ownership interest. We will retain our overriding royalty interests in these acres. The transaction is expected to close by the end of the third quarter and is subject to customary closing conditions and purchase price adjustments.

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

Utica Shale

Primarily through acquisitions completed in 2009 and 2010, we hold over 170,000 net working interest acres in Pennsylvania and Ohio and an approximate 2% average overriding royalty interest in 880,000 gross acres in Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. At June 30, 2013, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area. We do not expect to fully develop our Utica Shale properties for our account.

In mid–2012, we initiated the process for the monetization of a majority of our working interest acres related to the Utica Shale. Such monetization could take many forms, and we cannot at this time predict the type of transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our additional efforts to monetize the Utica Shale properties, it may take longer to complete the divestiture process than we expect, or we may decide to delay the monetization of all or a portion of the Utica Shale properties.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Production data:
Oil (MBbls)	245	282	508	567
Natural gas liquids (MBbls)	526	403	1,029	826
Natural gas (MMcf)	11,057	10,722	21,324	20,985
Net production (MMcfe)	15,683	14,828	30,547	29,341
Average sales price per unit:
Oil (Bbl)	$92.56	$90.74	$93.03	$95.43
Natural gas liquids (Bbl)	28.83	34.48	29.59	40.59
Natural gas (Mcf)	3.84	2.18	3.53	2.48
Mcfe	5.12	4.23	5.01	4.76
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.67	$1.68	$1.71	$1.82
Production taxes	0.19	0.17	0.19	0.20
Total	1.86	1.85	1.90	2.02
Depreciation, depletion and amortization	1.76	1.91	1.92	1.81
General and administrative expenses	0.58	0.68	0.71	0.76

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Net income for the three months ended June 30, 2013 was $32.9 million compared with $15.0 million for the three months ended June 30, 2012. This change reflects (i) an $18.0 million increase in total revenues, (ii) a $13.4 million decrease in impairments of our oil and natural gas properties, (iii) a $14.7 million favorable non–cash change in the fair value of our derivatives, and (iv) a $1.0 million decrease in interest expense, partially offset by (v) a $30.1 million reduction in realized gains on our derivatives.

Oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2013 totaled $80.3 million, an increase of $17.5 million compared with the three months ended June 30, 2012. This was the result of increases of $18.3 million related to higher prices for oil and natural gas and $4.8 million related to increased natural gas and natural gas liquids production offset by decreases of $2.3 million related to lower prices for natural gas liquids and $3.3 million related to decreased oil production.

Lease operating expenses for the three months ended June 30, 2013 increased $1.4 million compared with the three months ended June 30, 2012 primarily due to costs associated with the increased natural gas and natural gas liquids production. Lease operating expenses per Mcfe were $1.67 in the three months ended June 30, 2013 compared with $1.68 in the three months ended June 30, 2012.

Dry hole and exploration costs for the three months ended June 30, 2013 decreased $0.8 million compared with the three months ended June 30, 2012 primarily as a result of lower seismic costs at certain of our oil and natural gas properties in the Appalachian Basin.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for the three months ended June 30, 2013 increased $0.4 million compared with the three months ended June 30, 2012 primarily due to increased oil, natural gas and natural gas liquids revenues. Production taxes for the three months ended June 30, 2013 were $0.19 per Mcfe compared with $0.17 per Mcfe for the three months ended June 30, 2012.

DD&A for the three months ended June 30, 2013 decreased $0.7 million compared with the three months ended June 30, 2012 due to $2.2 million from a lower DD&A rate offset by $1.5 million from increased production. The DD&A rate is computed based on the preceding 12 month average price for oil, natural gas and natural gas liquids. The lower average DD&A rate per unit reflects the impact that higher natural gas prices had on our reserves estimates and increased reserves from our Barnett Shale drilling program. DD&A for the three months ended June 30, 2013 was $1.76 per Mcfe compared with $1.91 per Mcfe for the three months ended June 30, 2012.

General and administrative expenses for the three months ended June 30, 2013 totaled $9.1 million, a decrease of $1.0 million compared with the three months ended June 30, 2012. This decrease is primarily the result of $0.8 million of lower fees paid to EnerVest under the omnibus agreement and $0.6 million of decreased due diligence costs partially offset by $0.5 million of increased equity compensation costs. General and administrative expenses were $0.58 per Mcfe in the three months ended June 30, 2013 compared with $0.68 per Mcfe in the three months ended June 30, 2012.

In the three months ended June 30, 2013, we incurred leasehold impairment charges of $2.8 million. In the three months ended June 30, 2012, we incurred $0.1 million of charges related to expired leases and a $16.2 million impairment charge to write down oil and natural gas properties to their fair value as determined based on the expected present value of the future net cash flows from proved reserves. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data.

Realized gains on derivatives, net consisted of the following for the three months ended June 30:

	2013	2012

Cash settlements	$4,949	$35,323
Non–cash realized loss related to acquired derivatives	–	(720)
Non–cash realized loss related to terminated interest rate swaps	(488)	–
Realized gains on derivatives, net	$4,461	$34,603

The $30.4 million decrease in cash settlements is due to the impact of derivative contracts with more favorable terms that expired as of December 31, 2012 and, to a lesser extent, higher natural gas prices.

Unrealized gains (losses) on derivatives, net consisted of the following for the three months ended June 30:

	2013	2012

Change in the fair value of open derivatives	$29,798	$14,817
Change in value of acquired derivatives from the beginning of the period	–	720
Change in value of terminated interest rate swaps	488	–
Unrealized gains (losses) on derivatives, net	$30,286	$15,537

Interest expense for the three months ended June 30, 2013 decreased $1.0 million compared with the three months ended June 30, 2012 due to an increase of $2.4 million in capitalized interest and a decrease of $2.2 million from a lower weighted average interest rate offset by an increase of $3.6 million from a higher weighted average long–term debt balance.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Net (loss) income for the six months ended June 30, 2013 was $(13.7) million compared with $43.5 million for the six months ended June 30, 2012. This change reflects (i) a $35.2 million adverse non–cash change in the fair value of our derivatives, (ii) a $43.6 million reduction in realized gains on our derivatives, and (iii) a $5.5 million increase in DD&A expense, partially offset by (iv) a $14.0 million increase in total revenues, (v) an $8.9 million decrease in impairments of our oil and natural gas properties and (vi) a $2.5 million decrease in dry hole and exploration costs.

Oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2013 totaled $153.0 million, an increase of $13.4 million compared with the six months ended June 30, 2012. This was the result of increases of $22.1 million related to higher prices for natural gas and $7.2 million related to increased natural gas and natural gas liquids production offset by decreases of $10.4 million related to lower prices for oil and natural gas liquids and $5.5 million related to decreased oil production.

Lease operating expenses for the six months ended June 30, 2013 decreased $1.1 million compared with the six months ended June 30, 2012 as the result of $1.7 million ($0.06 per Mcfe) of costs in the six months ended June 30, 2012 associated with the sales of oil in tanks acquired in certain of our 2011 acquisitions, partially offset by costs associated with the increased natural gas and natural gas liquids production. Lease operating expenses per Mcfe were $1.71 in the six months ended June 30, 2013 compared with $1.82 in the six months ended June 30, 2012.

Dry hole and exploration costs for the six months ended June 30, 2013 decreased $2.5 million compared with the six months ended June 30, 2012 primarily as a result of decreased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin.

DD&A for the six months ended June 30, 2013 increased $5.5 million compared with the six months ended June 30, 2012 due to $3.2 million from a higher DD&A rate and $2.3 million from increased production. The higher DD&A rate per unit reflects the impact that lower average 12 month natural gas prices had on our reserves estimates. DD&A for the six months ended June 30, 2013 was $1.92 per Mcfe compared with $1.81 per Mcfe for the six months ended June 30, 2012.

General and administrative expenses for the six months ended June 30, 2013 totaled $21.7 million, a decrease of $0.5 million compared with the six months ended June 30, 2012. This decrease is primarily the result of $1.5 million of lower fees paid to EnerVest under the omnibus agreement and $0.8 million of decreased due diligence costs partially offset by $1.4 million of higher compensation costs primarily related to our equity–based compensation plans. General and administrative expenses were $0.71 per Mcfe in the six months ended June 30, 2013 compared with $0.76 per Mcfe in the six months ended June 30, 2012.

In the six months ended June 30, 2013, we incurred leasehold impairment charges of $8.0 million. In the six months ended June 30, 2012, we incurred $0.2 million of leasehold impairment charges, $0.4 million of additional impairment charges to write down assets held for sale to their fair value and a $16.2 million impairment charge to write down oil and natural gas properties to their fair value as determined based on the expected present value of the future net cash flows from proved reserves. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data.

Realized gains on derivatives, net consisted of the following for the six months ended June 30:

	2013	2012

Cash settlements	$16,388	$60,097
Non–cash realized loss related to acquired derivatives	–	(1,304)
Non–cash realized loss related to terminated interest rate swaps	(1,168)	–
Realized gains on derivatives, net	$15,220	$58,793

The $43.7 million decrease in cash settlements is due to the impact of derivative contracts with more favorable terms that expired as of December 31, 2012 and, to a lesser extent, higher natural gas prices.

Unrealized gains (losses) on derivatives, net consisted of the following for the six months ended June 30:

	2013	2012

Change in the fair value of open derivatives	$(9,155)	$25,894
Change in value of acquired derivatives from the beginning of the period	–	1,304
Change in value of terminated interest rate swaps	1,168	–
Unrealized gains (losses) on derivatives, net	$(7,987)	$27,198

Interest expense for the six months ended June 30, 2013 increased $0.8 million compared with the six months ended June 30, 2012 due to an increase of $4.9 million from a higher weighted average long–term debt balance offset by a decrease of $0.9 million due to a lower weighted average effective interest rate and an increase in capitalized interest in the six months ended June 30, 2013 of $3.2 million.

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

Long–term Debt

As of June 30, 2013, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of June 30, 2013, the borrowing base was $710.0 million, and we had $520.0 million outstanding.

As of June 30, 2013, we have $500.0 million in aggregate principal amount outstanding of 8.0% senior notes due 2019, and the aggregate carrying amount of the senior notes due 2019 was $499.3 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein.

Cash and Short–term Investments

At June 30, 2013, we had $8.3 million of cash and short–term investments, which included $3.9 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with a major financial institution.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of June 30, 2013, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Six Months Ended June 30,
	2013	2012
Operating activities	$70,407	$113,040
Investing activities	(162,229)	(101,076)
Financing activities	92,613	(12,644)

Operating Activities

Cash flows from operating activities provided $70.4 million and $113.0 million in the six months ended June 30, 2013 and 2012, respectively. The significant factor in the decrease was $43.7 million of decreased cash settlements from our derivatives.

Investing Activities

Our principal recurring investing activity is the acquisition and development of oil and natural gas properties. During the six months ended June 30, 2013, we spent $51.8 million for additions to our oil and natural gas properties and increased our investment in unconsolidated affiliates by $118.4 million. In addition, we received $8.0 million in final purchase price settlements related to our August 2012 acquisition of additional working interests in acreage in Ohio.

During the six months ended June 30, 2012, we spent $35.7 million for acquisitions of oil and natural gas properties and $62.6 million for additions to our oil and natural gas properties. We also increased our investment in unconsolidated affiliates by $11.9 million. In addition, we received $5.5 million from the sale of oil and natural gas properties and $3.7 million from the settlements of acquired derivatives.

Financing Activities

During the six months ended June 30, 2013, we received $160.0 million from borrowings under our credit facility and paid distributions of $67.7 million to holders of our common units and our general partner.

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

All of our forward–looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report of Form 10–K for the year ended December 31, 2012. This document is available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval System at http://www.sec.gov.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2015. As of June 30, 2013, we have commodity contracts covering approximately 73% of our production attributable to our estimated net proved reserves from July 2013 through December 2015, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at June 30, 2013 was a net asset of $83.8 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $59.0 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the three months ended June 30, 2013 would have increased by approximately $2.3 million. The fair value of our interest rate swaps at June 30, 2013 was a liability of $6.3 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $2.2 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15(e) and 15d–15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We adopted both ASU 2011–11, Disclosures about Offsetting Assets and Liabilities, and ASU 2013–01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, as of January 1, 2013. These ASUs affect all entities that have financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement, and require an entity to disclose information about offsetting and related arrangements to enable user of its financial statements to understand the effect of those arrangements on its financial position. The provisions of both ASUs were to be applied retrospectively for all comparable periods presented. The impact of retrospectively adjusting for the adoption of the ASUs was not material to our historical consolidated financial statements.

The following table sets forth the unaudited retrospective application of these ASUs as of December 31, 2011:

			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
Derivatives:
As of December 31, 2011:
Derivative asset	$85,289	$(3,517)	$81,772
Long–term derivative asset	67,217	(9,574)	57,643
Total	$152,506	$(13,091)	$139,415

			Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheet	Balance Sheet
Derivatives:
As of December 31, 2011:
Derivative liability	$4,135	$(3,517)	$618
Long–term derivative liability	9,574	(9,574)	–
Total	$13,709	$(13,091)	$618

In August 2013, we also amended our credit facility to change our senior secured debt to EBITDAX ratio to be no greater than 3.5 to 1 through March 30, 2015 and to include certain updates related to the Dodd–Frank Act eligibility requirements for guarantors of hedging transactions. A copy of the amendment is filed as Exhibit 10.1 to this Form 10–Q and incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

+10.1	Fifth Amendment dated as of August 7, 2013 to Second Amended and Restated Credit Agreement.

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

	By:	/s/ VIPUL DHADDA
Name: Vipul Dhadda
Title: Authorized Signatory

Date: August 9, 2013	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

+10.1	Fifth Amendment dated as of August 7, 2013 to Second Amended and Restated Credit Agreement.

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+ Filed herewith