Form 10-Q
period 2013-09-30
EV Energy Partners, LP
filed 2013-11-12
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

YES ☐ NO ☑

As of November 1, 2013, the registrant had 48,349,080 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$10,638	$7,486
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	38,278	34,909
Related party	7,562	1,422
Other	214	11,263
Derivative asset	22,807	40,771
Other current assets	7,185	1,750
Total current assets	86,684	97,601

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; September 30, 2013, $475,543; December 31, 2012, $389,206	1,853,014	1,875,890
Other property, net of accumulated depreciation and amortization; September 30, 2013, $714; December 31, 2012, $598	1,266	1,325
Long–term derivative asset	37,680	45,839
Investments in unconsolidated affiliates	206,581	34,545
Other assets	8,465	10,214
Total assets	$2,193,690	$2,065,414

LIABILITIES AND OWNERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$60,745	$40,171
Derivative liability	39	–
Total current liabilities	60,784	40,171

Asset retirement obligations	99,307	102,707
Long–term debt	1,084,276	859,218
Other long–term liabilities	1,589	3,494

Commitments and contingencies

Owners’ equity:
Common unitholders – 42,599,080 units and 42,320,707 units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	962,017	1,072,175
General partner interest	(14,283)	(12,351)
Total owners’ equity	947,734	1,059,824
Total liabilities and owners’ equity	$2,193,690	$2,065,414

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Oil, natural gas and natural gas liquids revenues	$80,324	$67,747	$233,325	$207,341
Transportation and marketing–related revenues	1,090	954	3,393	2,643
Total revenues	81,414	68,701	236,718	209,984

Operating costs and expenses:
Lease operating expenses	26,185	24,821	78,496	78,271
Cost of purchased natural gas	792	662	2,486	1,808
Dry hole and exploration costs	1,150	1,809	2,469	5,664
Production taxes	2,911	2,587	8,751	8,394
Asset retirement obligations accretion expense	1,185	1,335	3,744	3,763
Depreciation, depletion and amortization	27,936	28,141	86,439	81,127
General and administrative expenses	8,928	10,296	30,671	32,562
Impairment of oil and natural gas properties	143	853	8,141	17,752
Total operating costs and expenses	69,230	70,504	221,197	229,341

Operating income (loss)	12,184	(1,803)	15,521	(19,357)

Other (expense) income, net:
Realized gains on derivatives, net	4,878	29,835	20,098	88,628
Unrealized losses on derivatives, net	(16,525)	(65,870)	(24,512)	(38,672)
Interest expense	(12,858)	(12,808)	(37,291)	(36,487)
Other (expense) income, net	(10)	408	232	382
Total other (expense) income, net	(24,515)	(48,435)	(41,473)	13,851

Loss before income taxes and equity in
(losses) income of unconsolidated affiliates	(12,331)	(50,238)	(25,952)	(5,506)

Income taxes	67	193	(326)	(904)

Loss before equity in (losses) income of
unconsolidated affiliates	(12,264)	(50,045)	(26,278)	(6,410)

Equity in (losses) income of unconsolidated affiliates	(50)	26	237	(60)

Net loss	$(12,314)	$(50,019)	$(26,041)	$(6,470)

Net loss per limited partner unit:
Basic	$(0.29)	$(1.15)	$(0.63)	$(0.15)
Diluted	$(0.29)	$(1.15)	$(0.63)	$(0.15)

Weighted average limited partner units outstanding:
Basic	42,599	42,452	42,578	41,784
Diluted	42,599	42,452	42,578	41,784

Distributions declared per unit	$0.770	$0.766	$2.307	$2.295

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands, except number of units)

(Unaudited)

		General	Total
	Common	Partner	Owners’
	Unitholders	Interest	Equity

Balance, December 31, 2012	$1,072,175	$(12,351)	$1,059,824
Conversion of 40,264 vested phantom units	2,365	–	2,365
Contribution from general partner	–	334	334
Distributions	(99,643)	(2,003)	(101,646)
Equity–based compensation	12,640	258	12,898
Net loss	(25,520)	(521)	(26,041)
Balance, September 30, 2013	$962,017	$(14,283)	$947,734

			General	Total
	Common	Class B	Partner	Owners’
	Unitholders	Unitholders	Interest	Equity

Balance, December 31, 2011	$935,425	$232	$(15,618)	$920,039
Conversion of 41,075 vested phantom units	2,836	–	–	2,836
Proceeds from public equity offering, net of offering costs of $304	262,529	–	–	262,529
Contributions from general partner	–	–	5,714	5,714
Distributions	(85,050)	(8,878)	(1,917)	(95,845)
Equity–based compensation	10,374	–	–	10,374
Net loss	(5,873)	(468)	(129)	(6,470)
Balance, September 30, 2012	$1,120,241	$(9,114)	$(11,950)	$1,099,177

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(26,041)	$(6,470)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	3,744	3,763
Depreciation, depletion and amortization	86,439	81,127
Equity–based compensation cost	13,080	12,390
Impairment of oil and natural gas properties	8,141	17,752
Noncash derivative activity	26,162	39,395
Equity in (income) losses of unconsolidated affiliates	(237)	60
Distributions from unconsolidated affiliates	171	–
Other	2,313	4,698
Changes in operating assets and liabilities:
Accounts receivable	(6,430)	3,138
Other current assets	(5,435)	656
Accounts payable and accrued liabilities	17,889	20,479
Other, net	(561)	(1,955)
Net cash flows provided by operating activities	119,235	175,033

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	–	(118,925)
Final settlement of purchase price of oil and natural gas properties	7,998	–
Additions to oil and natural gas properties	(75,799)	(100,392)
Proceeds from sale of oil and natural gas properties	–	5,522
Investments in unconsolidated affiliates	(172,003)	(18,998)
Distributions from unconsolidated affiliates	33	–
Settlements from acquired derivatives	–	4,166
Net cash flows used in investing activities	(239,771)	(228,627)

Cash flows from financing activities:
Long–term debt borrowings	225,000	120,000
Repayment of long–term debt borrowings	–	(460,000)
Proceeds from debt offering	–	206,000
Loan costs incurred	–	(4,152)
Proceeds from public equity offering	–	262,833
Offering costs	–	(304)
Contributions from general partner	334	5,714
Distributions paid	(101,646)	(95,845)
Net cash flows provided by financing activities	123,688	34,246

Increase (decrease) in cash and cash equivalents	3,152	(19,348)
Cash and cash equivalents – beginning of period	7,486	30,312
Cash and cash equivalents – end of period	$10,638	$10,964

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

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Liability awards	$–	$836	$182	$2,016
Equity awards	4,297	3,458	12,898	10,374
Total	$4,297	$4,294	$13,080	$12,390

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of September 30, 2013, there was $31.0 million of unrecognized compensation costs related to our unvested phantom units and performance units which are expected to be recognized over a weighted average period of 2.3 years.

NOTE 3. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The most significant of our investments in unconsolidated affiliates are Cardinal Gas Services, LLC (“Cardinal”) and Utica East Ohio Midstream LLC (“UEO”). We own 9% of Cardinal and 21% of UEO, which are constructing and operating natural gas processing, natural gas liquids fractionation and connecting pipeline facilities to serve production in the Utica Shale in Ohio.

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

We have elected not to designate any of our derivatives as hedging instruments. Accordingly, changes in the fair value of our derivatives are recorded immediately to operations as “Unrealized losses on derivatives, net” in our unaudited condensed consolidated statements of operations.

As of September 30, 2013, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price
Oil (MBbls):
Swaps – October 2013 to December 2013	379.5	$88.94
Swaps – 2014	1,517.7	91.19
Swaps – 2015	730.0	90.09

Natural Gas (MmmBtus):
Swaps – October 2013 to December 2013	9,319.6	4.93
Swaps – 2014	31,609.0	4.88
Swaps – 2015	31,572.5	5.07

As of September 30, 2013, we had entered into interest rate swaps with the following terms:

	Notional	Floating	Fixed
Period Covered	Amount	Rate	Rate
October 2013 – July 2015	$110,000	1 Month LIBOR	3.315%

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the fair values and classification of our outstanding derivatives:

			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Derivatives:
As of September 30, 2013:
Derivative asset	$37,913	$(15,106)	$22,807
Long–term derivative asset	40,374	(2,694)	37,680
Total	$78,287	$(17,800)	$60,487

As of December 31, 2012:
Derivative asset	$44,173	$(3,402)	$40,771
Long–term derivative asset	50,692	(4,853)	45,839
Total	$94,865	$(8,255)	$86,610

			Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheets	Balance Sheets
Derivatives:
As of September 30, 2013:
Derivative liability	$15,145	$(15,106)	$39
Long–term derivative liability	2,694	(2,694)	–
Total	$17,839	$(17,800)	$39

As of December 31, 2012:
Derivative liability	$3,402	$(3,402)	$–
Long–term derivative liability	4,853	(4,853)	–
Total	$8,255	$(8,255)	$–

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

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of September 30, 2013 and December 31, 2012, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the impact of derivatives and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Realized gains on derivatives, net:
Commodity contracts	$6,231	$31,571	$24,351	$92,523
Interest rate swaps	(1,353)	(1,736)	(4,253)	(3,895)
Total	$4,878	$29,835	$20,098	$88,628

Unrealized losses on derivatives, net:
Commodity contracts	$(17,577)	$(66,783)	$(28,654)	$(40,321)
Interest rate swaps	1,052	913	4,142	1,649
Total	$(16,525)	$(65,870)	$(24,512)	$(38,672)

NOTE 5. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the
		Reporting Period
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2013:
Assets – Commodity contracts	$78,287	$–	$78,287	$–

Liabilities:
Commodity contracts	$12,071	$–	$12,701	$–
Interest rate swaps	5,768	–	5,768	–
Total	$17,839	$–	$17,839	$–

As of December 31, 2012:
Assets – Commodity contracts	$94,865	$–	$94,865	$–

Liabilities – Interest rate swaps	$8,255	$–	$8,255	$–

 Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives based on observable market data for similar instruments. This observable data includes the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the nine months ended September 30, 2013.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Nonrecurring Basis

In March 2012 and August 2012, in conjunction with the sale of assets held for sale at December 31, 2011, we incurred $0.5 million of additional impairment charges to write down these assets to their fair value of $6.0 million. The impairment charge was included in earnings for the nine months ended September 30, 2012. The fair value was determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

In June 2012, oil and natural gas properties with a carrying amount of $29.3 million were written down to their fair value of $13.1 million, resulting in an impairment charge of $16.2 million. The impairment charge was included in earnings for the nine months ended September 30, 2012. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data.

Leasehold Impairments

We incurred leasehold impairment charges of $0.1 million and $0.9 million in the three months ended September 30, 2013 and 2012, respectively, and $8.1 million and $1.1 million in the nine months ended September 30, 2013 and 2012, respectively.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. As of September 30, 2013 and December 31, 2012, the estimated fair value of our senior notes due 2019 was $501.3 million and $531.2 million, respectively, which differs from the carrying value of $499.3 million and $499.2 million, respectively. The fair value of the senior notes due 2019 was determined using Level 2 inputs.

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

	2013	2012
Balance as of January 1	$104,684	$93,225
Liabilities incurred	727	4,902
Accretion expense	3,744	3,763
Revisions in estimated cash flows	(6,961)	6,893
Settlements and divestitures	(910)	(846)
Balance as of September 30	$101,284	$107,937

As of both September 30, 2013 and December 31, 2012, $2.0 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7. LONG–TERM DEBT

Credit Facility

As of September 30, 2013, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 3.5 to 1.0. As of September 30, 2013, we were in compliance with these financial covenants.

Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.1% at September 30, 2013).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of September 30, 2013, the borrowing base under the facility was $710.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

We had $585.0 million and $360.0 million outstanding under the facility at September 30, 2013 and December 31, 2012, respectively.

8.0% Senior Notes due 2019

Our senior notes due 2019 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither the Parent nor Finance has independent assets or operations apart from the assets and operations of its subsidiaries.

The aggregate carrying amount of our senior notes due 2019 was $499.3 million and $499.2 million at September 30, 2013 and December 31, 2012, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements, and no amounts have been accrued at September 30, 2013 or December 31, 2012.

NOTE 9. OWNERS’ EQUITY

Units Outstanding

At September 30, 2013, owners’ equity consists of 42,599,080 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Cash Distributions

The following sets forth the distributions we paid during the nine months ended September 30, 2013:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 14, 2013	October 1, 2012 – December 31, 2012	$0.767	$33,838
May 15, 2013	January 1, 2013 – March 31, 2013	0.768	33,883
August 14, 2013	April 1, 2013 – June 30, 2013	0.769	33,925
			$101,646

On October 28, 2013, the board of directors of EV Management declared a $0.77 per unit distribution for the third quarter of 2013 on all common units. The distribution of $38.5 million is to be paid on November 14, 2013 to unitholders of record at the close of business on November 7, 2013.

NOTE 10. NET LOSS PER LIMITED PARTNER UNIT

The following sets forth the calculation of net loss per limited partner unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(12,314)	$(50,019)	$(26,041)	$(6,470)
General partners’ 2% interest in net loss	246	1,000	521	129
Net loss attributable to participating
securities	(497)	–	(1,498)	–
Limited partners’ interest in net loss	$(12,565)	$(49,019)	$(27,018)	$(6,341)

Weighted average limited partner units outstanding:
Common units	42,599	38,447	42,578	37,775
Class B units	–	3,873	–	3,873
Performance units	–	132	–	136
Denominator for basic net loss per
limited partner unit	42,599	42,452	42,578	41,784
Dilutive units (1)	–	–	–	–
Denominator for diluted net loss per
limited partner unit	42,599	42,452	42,578	41,784

Net loss per limited partner unit:
Basic	$(0.29)	$(1.15)	$(0.63)	$(0.15)
Diluted	$(0.29)	$(1.15)	$(0.63)	$(0.15)

_____________

(1)	Units totaling 0.2 million and 0.6 million were not included in the computation of diluted net loss per limited partner unit for the three months and nine months ended September 30, 2013 and three months and nine months ended September 30, 2012, respectively, because the effect would have been anti–dilutive.

NOTE 11. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $2.5 million and $3.2 million in the three months ended September 30, 2013 and 2012, respectively, and $7.5 million and $9.8 million in the nine months ended September 30, 2013 and 2012, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

 We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest approximately $4.2 million and $4.0 million in the three months ended September 30, 2013 and 2012, respectively, and $12.0 million and $12.1 million in the nine months ended September 30, 2013 and 2012, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

NOTE 12. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Nine Months Ended
	September 30,
	2013	2012
Supplemental cash flows information:
Cash paid for interest, net of capitalized interest of $4,970 and $–, respectively	$24,347	$26,778
Cash paid for income taxes	325	340

	As of September 30,
	2013	2012
Noncash transaction – costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$16,636	$7,153

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2013	2012
Costs for additions to oil and natural gas properties	$16,636	$13,951
Lease operating expenses	9,254	7,309
Interest	18,831	8,566
Production and ad valorem taxes	6,011	4,379
General and administrative expenses	2,069	2,596
Current portion of ARO	1,977	1,977
Deposit on sale of oil and natural gas properties	2,079	–
Derivative settlements	2,494	364
Other	1,394	1,029
Total	$60,745	$40,171

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

No other new accounting pronouncements issued or effective during the nine months ended September 30, 2013 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 14. SUBSEQUENT EVENTS

In August 2013, we, along with certain institutional partnerships managed by EnerVest, signed an agreement to divest certain Utica shale acreage in Ohio for $56 million, net to us, subject to customary purchase price adjustments. In October 2013, we closed on the sale of $41.2 million of these acres, and we expect additional closings on the remaining acreage prior to year end.

In October 2013, we closed a public offering of 5.75 million common units at an offering price of $36.86 per common unit. We received proceeds of $208.7 million, including a contribution of $4.2 million by our general partner to maintain its 2% interest in us, and we expect to incur offering expenses of approximately $0.3 million. We used the proceeds to repay indebtedness outstanding under our credit facility. As of October 31, 2013, we had $442.0 million outstanding under our credit facility.

In October 2013, the borrowing base under the facility was increased to $730.0 million.

In November 2013, we, along with certain institutional partnerships managed by EnerVest, acquired natural gas properties in the Barnett Shale. We acquired a 31% proportional interest in these assets for $58.6 million, subject to customary purchase price adjustments.

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

CURRENT DEVELOPMENTS

In the nine months ended September 30, 2013, we invested $172.0 million in our unconsolidated affiliates, which included $33.3 million to increase our ownership in UEO from 8% to 21%.

In August 2013, we, along with certain institutional partnerships managed by EnerVest, signed an agreement to divest certain Utica shale acreage in Ohio for $56 million, net to us, subject to customary purchase price adjustments. In October 2013, we closed on the sale of $41.2 million of these acres, and we expect additional closings on the remaining acreage prior to year end.

In October 2013, we closed a public offering of 5.75 million common units at an offering price of $36.86 per common unit. We received proceeds of $208.7 million, including a contribution of $4.2 million by our general partner to maintain its 2% interest in us, and we expect to incur offering expenses of approximately $0.3 million. We used the proceeds to repay indebtedness outstanding under our credit facility. As of October 31, 2013, we had $442.0 million outstanding under our credit facility.

In October 2013, the borrowing base under the facility was increased to $730.0 million.

In November 2013, we, along with certain institutional partnerships managed by EnerVest, acquired natural gas properties in the Barnett Shale. We acquired a 31% proportional interest in these assets for $58.6 million, subject to customary purchase price adjustments.

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

Utica Shale

Primarily through acquisitions completed in 2009 and 2010, we hold over 170,000 net working interest acres in Pennsylvania and Ohio and an approximate 2% average overriding royalty interest in 880,000 gross acres in Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. At September 30, 2013, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area. We do not expect to fully develop our Utica Shale properties for our account.

In mid–2012, we initiated the process for the monetization of a majority of our working interest acres related to the Utica Shale, and in August 2013, we, along with certain institutional partnerships managed by EnerVest, signed an agreement to divest certain Utica shale acreage in Ohio for $56 million, net to us, subject to customary purchase price adjustments. In October 2013, we closed on the sale of $41.2 million of these acres, and we expect additional closings on the remaining acreage prior to year end. Additional monetizations could take many forms, and we cannot at this time predict the type of transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our additional efforts to monetize the Utica Shale properties, it may take longer to complete the divestiture process than we expect, or we may decide to delay the monetization of all or a portion of the Utica Shale properties.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Production data:
Oil (MBbls)	279	266	787	832
Natural gas liquids (MBbls)	538	440	1,567	1,266
Natural gas (MMcf)	10,555	10,772	31,879	31,757
Net production (MMcfe)	15,453	15,008	46,000	44,349
Average sales price per unit:
Oil (Bbl)	$102.15	$89.83	$96.26	$93.64
Natural gas liquids (Bbl)	30.72	32.07	29.98	37.63
Natural gas (Mcf)	3.35	2.76	3.47	2.57
Mcfe	5.20	4.51	5.07	4.68
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.69	$1.65	$1.71	$1.76
Production taxes	0.19	0.17	0.19	0.19
Total	1.88	1.82	1.90	1.95
Depreciation, depletion and amortization	1.81	1.88	1.88	1.83
General and administrative expenses	0.58	0.69	0.67	0.73

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

Net loss for the three months ended September 30, 2013 was $(12.3) million compared with $(50.0) million for the three months ended September 30, 2012. This change reflects a $12.7 million increase in total revenues and a $49.3 million noncash reduction in the fair value of our derivatives partially offset by a $25.0 million reduction in realized gains on our derivatives.

Oil, natural gas and natural gas liquids revenues for the three months ended September 30, 2013 totaled $80.3 million, an increase of $12.6 million compared with the three months ended September 30, 2012. This was the result of increases of $9.6 million related to higher prices for oil and natural gas and $4.3 million related to increased oil and natural gas liquids production offset by decreases of $0.6 million related to lower prices for natural gas liquids and $0.7 million related to decreased natural gas production.

Lease operating expenses for the three months ended September 30, 2013 increased $1.4 million compared with the three months ended September 30, 2012 primarily due to costs associated with the increased oil and natural gas liquids production. Lease operating expenses per Mcfe were $1.69 in the three months ended September 30, 2013 compared with $1.65 in the three months ended September 30, 2012.

Dry hole and exploration costs for the three months ended September 30, 2013 decreased $0.7 million compared with the three months ended September 30, 2012 primarily as a result of lower seismic costs at certain of our oil and natural gas properties in the Appalachian Basin.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for the three months ended September 30, 2013 increased $0.3 million compared with the three months ended September 30, 2012 primarily due to increased oil, natural gas and natural gas liquids revenues. Production taxes for the three months ended September 30, 2013 were $0.19 per Mcfe compared with $0.17 per Mcfe for the three months ended September 30, 2012.

Depreciation, depletion and amortization (“DD&A”) for the three months ended September 30, 2013 decreased $0.2 million compared with the three months ended September 30, 2012 due to $1.0 million from a lower DD&A rate offset by $0.8 million from increased production. The lower average DD&A rate per unit reflects the impact prices had on our reserves estimates and increased reserves from our Barnett Shale drilling program. DD&A for the three months ended September 30, 2013 was $1.81 per Mcfe compared with $1.88 per Mcfe for the three months ended September 30, 2012.

General and administrative expenses for the three months ended September 30, 2013 totaled $8.9 million, a decrease of $1.4 million compared with the three months ended September 30, 2012. This decrease is primarily the result of $0.8 million of lower fees paid to EnerVest under the omnibus agreement and $0.5 million of decreased equity compensation costs. General and administrative expenses were $0.58 per Mcfe in the three months ended September 30, 2013 compared with $0.69 per Mcfe in the three months ended September 30, 2012.

In the three months ended September 30, 2013, we incurred leasehold impairment charges of $0.1 million compared with $0.8 million of leasehold impairment charges in the three months ended September 30, 2012.

Realized gains on derivatives, net consisted of the following for the three months ended September 30:

	2013	2012

Cash settlements	$5,361	$31,248
Noncash realized loss related to acquired derivatives	–	(690)
Noncash realized loss related to terminated interest rate swaps	(483)	(723)
Realized gains on derivatives, net	$4,878	$29,835

The $25.8 million decrease in cash settlements is due to the impact of derivative contracts with more favorable terms that expired as of December 31, 2012 and, to a lesser extent, higher oil and natural gas prices.

Unrealized losses on derivatives, net consisted of the following for the three months ended September 30:

	2013	2012

Change in the fair value of open derivatives	$(17,008)	$(67,283)
Change in value of acquired derivatives from the beginning of the period	–	690
Change in value of terminated interest rate swaps	483	723
Unrealized losses on derivatives, net	$(16,525)	$(65,870)

Interest expense for the three months ended September 30, 2013 increased $0.1 million compared with the three months ended September 30, 2012 due to an increase of $3.9 million from a higher weighted average long–term debt balance offset by an increase of $1.8 million in capitalized interest and a decrease of $2.0 million from a lower weighted average interest rate.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

Net loss for the nine months ended September 30, 2013 was $(26.0) million compared with $(6.5) million for the nine months ended September 30, 2012. This change reflects (i) a $68.5 million reduction in realized gains on our derivatives and (ii) a $5.3 million increase in DD&A expense, partially offset by (iii) a $26.7 million increase in total revenues, (iv) a $14.2 million favorable noncash change in the fair value of our derivatives, and (v) a $9.6 million decrease in impairments of our oil and natural gas properties.

Oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2013 totaled $233.3 million, an increase of $26.0 million compared with the nine months ended September 30, 2012. This was the result of increases of $30.6 million related to higher prices for oil and natural gas and $9.4 million related to increased natural gas and natural gas liquids production offset by decreases of $9.6 million related to lower prices for natural gas liquids and $4.4 million related to decreased oil production.

Lease operating expenses for the nine months ended September 30, 2013 increased $0.2 million compared with the nine months ended September 30, 2012 as the result of $1.7 million ($0.04 per Mcfe) of costs in the nine months ended September 30, 2012 associated with the sales of oil in tanks acquired in certain of our 2011 acquisitions, partially offset by costs associated with the increased natural gas and natural gas liquids production. Lease operating expenses per Mcfe were $1.71 in the nine months ended September 30, 2013 compared with $1.76 in the nine months ended September 30, 2012.

Dry hole and exploration costs for the nine months ended September 30, 2013 decreased $3.2 million compared with the nine months ended September 30, 2012 primarily as a result of decreased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin.

DD&A for the nine months ended September 30, 2013 increased $5.3 million compared with the nine months ended September 30, 2012 due to $2.2 million from a higher DD&A rate and $3.1 million from increased production. The higher DD&A rate per unit reflects the impact that changes in prices had on our reserves estimates. DD&A for the nine months ended September 30, 2013 was $1.88 per Mcfe compared with $1.83 per Mcfe for the nine months ended September 30, 2012.

General and administrative expenses for the nine months ended September 30, 2013 totaled $30.7 million, a decrease of $1.9 million compared with the nine months ended September 30, 2012. This decrease is primarily the result of $2.3 million of lower fees paid to EnerVest under the omnibus agreement and $0.8 million of decreased due diligence costs partially offset by $0.9 million of higher compensation costs primarily related to our equity–based compensation plans. General and administrative expenses were $0.67 per Mcfe in the nine months ended September 30, 2013 compared with $0.73 per Mcfe in the nine months ended September 30, 2012.

In the nine months ended September 30, 2013, we incurred leasehold impairment charges of $8.1 million. In the nine months ended September 30, 2012, we incurred $1.1 million of leasehold impairment charges, $0.5 million of additional impairment charges to write down assets held for sale to their fair value and a $16.2 million impairment charge to write down oil and natural gas properties to their fair value as determined based on the expected present value of the future net cash flows from proved reserves. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data.

Realized gains on derivatives, net consisted of the following for the nine months ended September 30:

	2013	2012

Cash settlements	$21,749	$91,345
Noncash realized loss related to acquired derivatives	–	(1,994)
Noncash realized loss related to terminated interest rate swaps	(1,651)	(723)
Realized gains on derivatives, net	$20,098	$88,628

The $69.6 million decrease in cash settlements is due to the impact of derivative contracts with more favorable terms that expired as of December 31, 2012 and, to a lesser extent, higher oil and natural gas prices.

Unrealized losses on derivatives, net consisted of the following for the nine months ended September 30:

	2013	2012

Change in the fair value of open derivatives	$(26,163)	$(41,389)
Change in value of acquired derivatives from the beginning of the period	–	1,994
Change in value of terminated interest rate swaps	1,651	723
Unrealized losses on derivatives, net	$(24,512)	$(38,672)

Interest expense for the nine months ended September 30, 2013 increased $0.8 million compared with the nine months ended September 30, 2012 due to an increase of $8.8 million from a higher weighted average long–term debt balance offset by a decrease of $3.0 million due to a lower weighted average effective interest rate and an increase in capitalized interest in the nine months ended September 30, 2013 of $5.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital have been issuances of equity and debt securities, borrowings under our credit facility and cash flows from operations. Our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our unitholders and general partner and working capital needs. For 2013, we believe that cash on hand, proceeds from sales of assets, proceeds from our October 2013 public equity offering, net cash flows generated from operations and borrowings under our credit facility will be adequate to fund our capital budget, pay distributions to our unitholders and general partner and satisfy our short–term liquidity needs. We may also utilize borrowings under our credit facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund our acquisitions and long–term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Long–term Debt

As of September 30, 2013, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of September 30, 2013, the borrowing base was $710.0 million, and we had $585.0 million outstanding. In October 2013, the borrowing base was increased to $730.0 million.

As of September 30, 2013, we have $500.0 million in aggregate principal amount outstanding of 8.0% senior notes due 2019, and the aggregate carrying amount of the senior notes due 2019 was $499.3 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein.

Cash and Short–term Investments

At September 30, 2013, we had $10.6 million of cash and short–term investments, which included $7.3 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with a major financial institution.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of September 30, 2013, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Nine Months Ended September 30,
	2013	2012
Operating activities	$119,235	$175,033
Investing activities	(239,771)	(228,627)
Financing activities	123,688	34,246

Operating Activities

Cash flows from operating activities provided $119.2 million and $175.0 million in the nine months ended September 30, 2013 and 2012, respectively. The significant factor in the decrease was $69.6 million of decreased cash settlements from our derivatives.

Investing Activities

During the nine months ended September 30, 2013, we spent $75.8 million for additions to our oil and natural gas properties and increased our investment in unconsolidated affiliates by $172.0 million. In addition, we received $8.0 million in final purchase price settlements related to our August 2012 acquisition of additional working interests in acreage in Ohio.

During the nine months ended September 30, 2012, we spent $118.9 million for acquisitions of oil and natural gas properties and $100.4 million for additions to our oil and natural gas properties. We also increased our investment in unconsolidated affiliates by $19.0 million. In addition, we received $5.5 million from the sale of oil and natural gas properties and $4.2 million from the settlements of acquired derivatives.

Financing Activities

During the nine months ended September 30, 2013, we received $225.0 million from borrowings under our credit facility and paid distributions of $101.6 million to holders of our common units and our general partner.

During the nine months ended September 30, 2012, we received proceeds of $262.5 million, after payment of offering costs of $0.3 million, from our public equity offering in February 2012 and $201.9 million, after payment of offering costs of $4.1 million, from our debt offering in March 2012. We used the proceeds to repay $460.0 million of indebtedness outstanding under our credit facility. We also received $120.0 million from borrowings under our credit facility and contributions of $5.7 million from our general partner in order to maintain its 2% interest in us. In addition, we paid distributions of $95.8 million to holders of our common units, Class B units and our general partner.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2015. As of September 30, 2013, we have commodity contracts covering approximately 71% of our production attributable to our estimated net proved reserves from October 2013 through December 2015, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at September 30, 2013 was a net asset of $66.2 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $52.9 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the nine months ended September 30, 2013 would have increased by approximately $3.8 million. The fair value of our interest rate swaps at September 30, 2013 was a liability of $5.8 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $1.9 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15(e) and 15d–15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

1.1	Underwriting Agreement dated as of October 18, 2013, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated and Credit Suisse Securities (USA) LLC as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 23, 2013).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

________________

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: November 12, 2013	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

1.1	Underwriting Agreement dated as of October 18, 2013, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated and Credit Suisse Securities (USA) LLC as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 23, 2013).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

________________

+ Filed herewith

