Form 10-K
period 2013-12-31
EV Energy Partners, LP
filed 2014-03-03
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

YES ☐   NO ☑

The aggregate market value of the common units held by non–affiliates at June 30, 2013 based on the closing price on the NASDAQ Global Market on June 30, 2013 was $1,444,467,804.

As of February 14, 2014, the registrant had 48,572,019 common units outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

EV Energy Partners, L.P. (“we,” “our,” “us” or the “Partnership”) is a publicly held Delaware limited partnership. Our general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of our general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company. EV Management is a wholly owned subsidiary of EnerVest, Ltd. (“EnerVest”), a Texas limited partnership. EnerVest and its affiliates have a significant interest in us through their 71.25% ownership of EV Energy GP which, in turn, owns a 2% general partner interest in us and all of our incentive distribution rights (“IDRs”).

Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.” Our business activities are primarily conducted through wholly owned subsidiaries.

As a result of our decision to allocate resources to our midstream business, we now have two reportable segments: exploration and production and midstream. Our exploration and production segment is responsible for the acquisition, development and production of our oil and natural gas properties. Our midstream segment, which consists of our investments in Cardinal Gas Services, LLC (“Cardinal”) and Utica East Ohio Midstream LLC (“UEO”), is engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio. We account for our investments in Cardinal and UEO using the equity method of accounting.

As of December 31, 2013, our oil and natural gas properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Monroe Field in Northern Louisiana, Central and East Texas (which includes the Austin Chalk area), the San Juan Basin, Michigan, and the Permian Basin. Our midstream assets are located in the Utica Shale area in Ohio.

Oil, natural gas and natural gas liquids reserve information is derived from our reserve report prepared by Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), our independent reserve engineers. All of our proved reserves are located in the United States. The following table summarizes information about our proved reserves by geographic region as of December 31, 2013:

	Estimated Net Proved Reserves
	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe	PV–10 (1) ($ in millions)

Barnett Shale	1.7	529.6	40.2	781.5	$490.8
Appalachian Basin	4.8	80.0	0.4	111.1	195.9
Mid–Continent area	2.6	44.1	1.0	65.4	113.0
Monroe Field	–	56.2	–	56.2	20.4
Central and East Texas	2.6	24.7	2.0	52.2	112.5
San Juan Basin	0.9	31.7	2.2	50.1	42.8
Michigan	–	40.6	0.0	40.7	20.6
Permian Basin	0.5	12.8	3.1	34.4	53.4
Total	13.1	819.7	48.9	1,191.6	$1,049.4

(1)	At December 31, 2013, our standardized measure of discounted future net cash flows was $1,039.8 million. Because we are a limited partnership, we made no provision for federal income taxes in the calculation of standardized measure; however, we made a provision for future obligations under the Texas gross margin tax. The present value of future net pre–tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum (“PV–10”), is a computation of the standardized measure of discounted future net cash flows on a pre–tax basis. PV–10 is computed on the same basis as standardized measure but does not include a provision for federal income taxes or the Texas gross margin tax. PV–10 is considered a non–GAAP financial measure under the regulations of the Securities and Exchange Commission (the “SEC”). We believe PV–10 to be an important measure for evaluating the relative significance of our oil and natural gas properties. We further believe investors and creditors may utilize our PV–10 as a basis for comparison of the relative size and value of our reserves to other companies. PV–10, however, is not a substitute for the standardized measure. Our PV–10 measure and the standardized measure do not purport to present the fair value of our reserves.

The table below provides a reconciliation of PV–10 to the standardized measure at December 31, 2013 (dollars in millions):

PV–10	$1,049.4
Future Texas gross margin taxes, discounted at 10%	(9.6)
Standardized measure	$1,039.8

Developments in 2013

In 2013, we invested $221.1 million in Cardinal and UEO, which included $33.3 million to increase our ownership in UEO from 8% to 21%.

In 2013, we, along with certain institutional partnerships managed by EnerVest, signed agreements to divest a portion of our Utica Shale acreage in Ohio. Through December 2013, we have closed on sales with proceeds of $44.1 million for these acres, and we expect additional closings on these acres in 2014.

In October 2013, we closed a public offering of 5.75 million common units at an offering price of $36.86 per common unit. We received net proceeds of $208.5 million, including a contribution of $4.2 million by our general partner to maintain its 2% interest in us. We used the proceeds to repay indebtedness outstanding under our credit facility.

In November 2013, we, along with certain institutional partnerships managed by EnerVest, acquired natural gas properties in the Barnett Shale. We acquired a 31% proportional interest in these properties for an aggregate purchase price of $66.0 million, subject to customary purchase price adjustments.

Development in 2014

In January 2014, we closed on the sale of our assets held for sale and received proceeds of $5.8 million.

Business Strategy

Our primary business objective is to manage our oil and natural gas properties and midstream investments for the purpose of generating cash flows and providing stability and growth of distributions per unit for the long–term benefit of our unitholders. To meet this objective, we intend to execute the following business strategies:

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

Our commodity derivatives are primarily in the form of swaps that are designed to provide a fixed price that we will receive. Without the use of these commodity derivatives, we would be exposed to the full range of price fluctuations. In addition, we enter into interest rate swaps to minimize the effects of fluctuations in interest rates.

•	Maximize asset value and cash flow stability through our operating and technical expertise

We seek to maintain an inventory of drilling and development projects to maintain and grow our production from our capital development program. EnerVest operates properties representing approximately 93% of our estimated net proved reserves as of December 31, 2013. Our development program is focused on lower–risk, repeatable drilling opportunities to maintain and grow cash flow.

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

Since our initial public offering in 2006, we have financed approximately 60% of our $2.0 billion of acquisitions with free cash flow and the issuance of common units in public and private offerings. We seek to maintain sufficient liquidity not only for our operating positions but also to maintain flexibility in financing our acquisitions.

•	Pursue monetization alternatives for all or a portion of our working interest position in the Utica Shale

We hold a significant position of over 170,000 net working interest acres in Ohio and Pennsylvania that we believe may be prospective for the Utica Shale. In mid–2012, we initiated the process for the monetization of a portion of our working interest acres related to the Utica Shale, and in 2013, we, along with certain institutional partnerships managed by EnerVest, signed agreements to divest a portion of our Utica shale acreage in Ohio. Through December 2013, we have closed on sales with proceeds of $44.1 million for these acres, and we expect additional closings on these acres in 2014. Additional monetizations could take many forms, and we cannot at this time predict the type of transaction or transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our efforts to monetize the Utica Shale properties, it may take longer to complete a transaction than we expect, or we may decide to delay the monetization of all or a portion of the Utica Shale properties.

•	Continue capital contributions to our midstream investments and evaluate potential monetization opportunities

We own a 9% interest in Cardinal and a 21% interest in UEO, both of which provide midstream services to natural gas producers in the Utica Shale area in Ohio.  As of December 31, 2013, we have invested $247.3 million in cash in Cardinal and UEO and plan to spend an additional $140.0 million to $160.0 million over the next two years.  Both Cardinal and UEO provide a relatively stable cash flow stream based on long–term, fixed fee contracts with dedicated acreage from Chesapeake, Total and other leading producers.  However, we remain focused on the acquisition, development and production of oil and natural gas properties and we will evaluate monetization alternatives for our interests in these assets as they arise.

Competitive Strengths

We believe that we are well positioned to achieve our primary business objective and to execute our strategies because of the following competitive strengths:

•	Geographically diversified asset base characterized by long–life reserves and predictable decline rates

Our properties are located in eight producing basins with an average reserve life of 19 years as of December 31, 2013. The majority of our properties have been producing for many years, resulting in predictable decline rates.

•	Significant inventory of low–risk development opportunities

We have a significant inventory of development projects in our core areas of operation. At December 31, 2013, we had 2,973 identified gross drilling locations, of which approximately 706 were proved undeveloped drilling locations and the remainder were unproved drilling locations. In 2013, we drilled a total of 174 gross (33.8 net) wells with a 98% gross success rate. Our development program is focused on lower risk drilling opportunities to maintain and increase production.

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

•	Substantial hedging through 2016 at attractive average prices

By removing the price volatility from a significant portion of our production, we have mitigated, but not eliminated, the potential effects of changing commodity prices on our cash flow from operations for the hedged periods.

•	Midstream investments provide relatively stable and predictable cash flows.

At our midstream investments, producers are charged a fixed fee for gathering, processing, transporting, fractionating, and storage services.  The contracts are 15 to 20 years in duration with dedicated acreage and/or minimum volumes.  These investments may enhance the stability of our cash flows and mitigate our direct exposure to commodity price risk.

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

EnerVest’s principal business is to act as general partner or manager of EnerVest partnerships, formed to acquire, explore, develop and produce oil and natural gas properties. A primary investment objective of the EnerVest partnerships is to make periodic cash distributions. EnerVest was formed in 1992, and has acquired for its own account and for the EnerVest partnerships oil and natural gas properties for a total purchase price of more than $8.7 billion, which includes over $2.0 billion related to our acquisitions of oil and natural gas properties. EnerVest acts as an operator of over 21,800 oil and natural gas wells in 17 states.

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

EnerVest currently operates oil and natural gas properties representing 93% of our proved oil and gas reserves as of December 31, 2013. The EnerVest partnerships own interests in oil and gas properties in which we own interests. The properties are primarily located in the Barnett Shale, Central and East Texas and the Appalachian Basin, and these properties represent approximately 74% of our net proved reserves at December 31, 2013. The investment strategy of the EnerVest partnerships is to typically divest their properties in three to five years, while our strategy contemplates holding such properties for a longer term. If the EnerVest partnerships were to sell their interests in these properties to a person not affiliated with EnerVest, we may not have a sufficient working interest to cause EnerVest to remain operator of the property. The EnerVest partnerships are under no obligation to us with respect to their sale of the properties they own.

EnerVest is not restricted from competing with us. It may acquire, develop or dispose of oil and natural gas properties or other assets in the future without any obligation to offer us the opportunity to purchase or participate in the development of those assets. In addition, the principal business of the EnerVest partnerships is to acquire and develop oil and natural gas properties. The agreements for certain of our EnerVest partnerships, however, provide that if EnerVest becomes aware, other than in its capacity as an owner of our general partner, of acquisition opportunities that are suitable for purchase by the EnerVest partnerships during their investment periods, EnerVest must first offer those opportunities to those EnerVest partnerships, in which case we would be offered the opportunities only if the EnerVest partnerships chose not to pursue the acquisition. EnerVest’s obligation to offer acquisition opportunities to its existing EnerVest partnership will not apply to acquisition opportunities which we generate internally, and EnerVest has agreed with us that for so long as it controls our general partner it will not enter into any agreements which would limit our ability to pursue acquisition opportunities that we generate internally.

Oil and Natural Gas Producing Activities

At December 31, 2013, our oil and natural gas properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Monroe Field in Northern Louisiana, Central and East Texas (which includes the Austin Chalk area), the San Juan Basin, Michigan, and the Permian Basin.

Barnett Shale

We, along with certain institutional partnerships managed by EnerVest, acquired our Barnett Shale properties in December 2010, June 2011, September 2011, December 2011, February 2012, March 2012 and November 2013. The properties are primarily located in Denton, Montague, Parker, Tarrant and Wise counties in Northern Texas. Our portion of the estimated net proved reserves as of December 31, 2013 was 781.5 Bcfe, 68% of which is natural gas. During 2013, we drilled 79 gross wells, all of which were successfully completed. EnerVest operates wells representing 99% of our estimated net proved reserves in this area, and we own an average 27% working interest in 1,355 gross productive wells.

Appalachian Basin (including the Utica Shale)

We acquired our Appalachian Basin properties at our formation, and we acquired additional properties in the Appalachian Basin, primarily in West Virginia and Ohio, in December 2007, September 2008, November 2009, March 2010, June 2010, August 2011, October 2011 and August 2012. Our activities are concentrated in the Ohio and West Virginia areas of the Appalachian Basin. Our Ohio area properties are producing primarily from the Knox and Clinton formations and other Devonian age sands in 40 counties in Eastern Ohio and 8 counties in Western Pennsylvania. Our West Virginia area properties are producing primarily from the Balltown, Benson and Big Injun formations in 21 counties in North Central West Virginia. Our estimated net proved reserves as of December 31, 2013 were 111.1 Bcfe, 72% of which is natural gas. During 2013, we drilled 38 gross wells, 35 of which were successfully completed. EnerVest operates wells representing 86% of our estimated net proved reserves in this area, and we own an average 33% working interest in 8,473 gross productive wells.

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

The Utica Shale area can be divided into wet natural gas, volatile oil, black oil and dry natural gas areas. We own over 40,000 net acres in the wet natural gas area and approximately 80,000 net acres in the volatile oil area, with the remaining acreage primarily in the black oil area. Most drilling activity in the Utica Shale area has been in the wet natural gas area, but drilling activity is increasing in the dry natural gas and volatile oil areas. The current focus in the volatile oil area is on hydraulic fracturing techniques necessary to economically drill and produce in this area. We are currently seeking joint venture partners to develop and design hydraulic fracturing techniques that will allow wells in the volatile oil window to produce at economic levels.

At December 31, 2013, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area.

Mid–Continent Area

We acquired our Mid–Continent area properties in December 2006, August 2008, September 2008, September 2010 and November 2011. The properties are primarily located in 43 counties in Oklahoma, 22 counties in Texas, four parishes in North Louisiana, two counties in Kansas and six counties in Arkansas. Our estimated net proved reserves as of December 31, 2013 were 65.4 Bcfe, 67% of which is natural gas. During 2013, we drilled 43 gross wells, all of which were successfully completed. EnerVest operates wells representing 24% of our estimated net proved reserves in this area, and we own an average 11% working interest in 1,837 gross productive wells.

Monroe Field

We acquired our Monroe Field properties at our formation, and we acquired additional properties in the Monroe Field in March 2007. The properties are primarily located in two parishes in Northeast Louisiana. Our estimated net proved reserves as of December 31, 2013 were 56.2 Bcfe, 100% of which is natural gas. During 2013, we did not drill any wells. EnerVest operates wells representing 100% of our estimated net proved reserves in this area, and we own an average 100% working interest in 3,920 gross productive wells.

Central and East Texas

We, along with certain institutional partnerships managed by EnerVest, acquired our Central and East Texas properties in June 2007, May 2008, August 2008, July 2009, September 2009 and October 2010. The properties produce primarily from the Austin Chalk formation and are located in 16 counties in Central and East Texas. Our portion of the estimated net proved reserves as of December 31, 2013 was 52.2 Bcfe, 47% of which is natural gas. During 2013, we drilled 14 gross wells, 13 of which were successfully completed. EnerVest operates wells representing 97% of our estimated net proved reserves in this area, and we own an average 13% working interest 1,686 gross productive wells.

San Juan Basin

We acquired our San Juan Basin properties in September 2008, July 2010 and December 2010. The properties are primarily located in Rio Arriba County, New Mexico and La Plata County in Colorado. Our estimated net proved reserves as of December 31, 2013 were 50.1 Bcfe, 63% of which is natural gas. During 2013, we did not drill any wells. EnerVest operates wells representing 94% of our estimated net proved reserves in this area, and we own an average 70% working interest in 225 gross productive wells.

 Michigan

We acquired our Michigan properties in January 2007, and we acquired additional properties in Michigan in August 2008. The properties are located in the Antrim Shale reservoir in Otsego and Montmorency counties in northern Michigan. Our estimated net proved reserves as of December 31, 2013 were 40.7 Bcfe, 100% of which is natural gas. During 2013, we did not drill any wells. EnerVest operates wells representing 99% of our estimated net proved reserves in this area, and we own an average 84% working interest in 376 gross productive wells.

Permian Basin

We acquired our Permian Basin properties in October 2007. The properties are primarily located in the Yates, Seven Rivers, Queen, Morrow, Clear Fork and Wichita Albany formations in four counties in New Mexico and Texas. Our estimated net proved reserves as of December 31, 2013 were 34.4 Bcfe, 37% of which is natural gas. During 2013, we did not drill any wells. EnerVest operates wells representing 100% of our estimated net proved reserves in this area, and we own an average 97% working interest in 172 gross productive wells.

Our Oil, Natural Gas and Natural Gas Liquids Data

Our Reserves

The following table presents our estimated net proved reserves at December 31, 2013:

	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe
Proved reserves:
Developed	10.5	578.3	29.1	815.3
Undeveloped	2.6	241.4	19.8	376.3
Total	13.1	819.7	48.9	1,191.6

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

Our Proved Undeveloped Reserves

At December 31, 2013, we had 376.3 Bcfe of proved undeveloped reserves (“PUDs”) compared with 215.5 Bcfe of PUDs at December 31, 2012. The following table describes the changes in our PUDs during 2013:

Bcfe
PUDs as of December 31, 2012	215.5
Revisions of previous estimates	(19.7)
Purchases of minerals in place	21.0
Extensions and discoveries (1)	172.0
Converted to proved developed reserves (2)	(12.5)
PUDs as of December 31, 2013	376.3

(1)	Extensions and discoveries were primarily associated with development activities in the Barnett Shale (165.4 Bcfe).

(2)	In 2013, we converted 6% of our PUDs at December 31, 2012 to proved developed reserves. Of this amount, 12.0 Bcfe, or 96%, related to development activities in the Barnett Shale. In 2013, we spent approximately $26.0 million related to the development of our PUDs.

We annually review all PUDs to ensure an appropriate plan for development exists. None of our PUDs as of December 31, 2013 have remained undeveloped for more than five years, except for 0.2% of our PUDs that require sidetracks of existing producing wells, in which case the development will occur when existing production ceases. We expect to convert our PUDs to proved developed reserves within five years of the date they are first booked as PUDs, except for the sidetracks mentioned above.

Internal Controls Applicable to our Reserve Estimates

Our policies and procedures regarding internal controls over the recording of our reserves is structured to objectively and accurately estimate our reserves quantities and present values in compliance with both accounting principles generally accepted in the United States and the SEC’s regulations.  Compliance with these rules and regulations is the responsibility of Dr. Ronald J. Gajdica, our Senior Vice President of Acquisitions, who is also our principal engineer. Dr. Gajdica has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during most of this time, and is a qualified reserves estimator (“QRE”), as defined by the standards of the Society of Petroleum Engineers. Further professional qualifications include a Bachelor of Science, Master of Science and Ph.D. in Petroleum Engineering, extensive internal and external reserve training, asset evaluation and management, and he is a registered professional engineer in the state of Texas. In addition, our principal engineer is an active participant in industry reserve seminars, professional industry groups, is a member of the Society of Petroleum Engineers, spent 13 years as an SPE Technical Editor and has authored several technical papers.

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

Our Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2013. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have a working interest, regardless of our percentage interest. A net well is not a physical well, but is a concept that reflects the actual total working interest we hold in a given well. We compute the number of net wells we own by totaling the percentage interests we hold in all our gross wells. Operated wells are the wells operated by EnerVest in which we own an interest.

Our wells may produce both oil and natural gas. We classify a well as an oil well if the net equivalent production of oil was greater than natural gas for the well.

	Gross Wells			Net Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Barnett Shale:
Operated	11	1,220	1,231	3	352	355
Non–operated	10	114	124	1	9	10
Appalachian Basin:
Operated	1,089	6,467	7,556	479	2,798	3,277
Non–operated	44	873	917	6	143	149
Mid–Continent area:
Operated	76	159	235	55	112	167
Non–operated	698	904	1,602	54	112	166
Monroe Field:
Operated	–	3,920	3,920	–	3,883	3,883
Non–operated	–	–	–	–	–	–
Central and East Texas:
Operated	669	707	1,376	155	100	255
Non–operated	16	294	310	–	12	12
San Juan Basin:
Operated	32	128	160	31	123	154
Non–operated	33	32	65	3	9	12
Michigan:
Operated	–	351	351	–	314	314
Non–operated	–	25	25	–	8	8
Permian Basin:
Operated	11	149	160	11	146	157
Non–operated	2	10	12	–	4	4
Total (1)	2,691	15,353	18,044	798	8,125	8,923

(1)	In addition, we own small royalty interests in over 1,000 wells.

Our Developed and Undeveloped Acreage

The following table sets forth information relating to our leasehold acreage as of December 31, 2013:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Barnett Shale	157,211	40,224	22,088	5,540
Appalachian Basin	926,551	443,651	364,887	161,059
Mid–Continent area	421,238	105,911	18,243	4,358
Monroe Field (1)	6,147	6,147	171,463	146,784
Central and East Texas	787,042	68,902	16,972	1,802
San Juan Basin	102,591	35,574	43,857	34,342
Michigan	29,128	19,747	–	–
Permian Basin	12,216	11,495	1,000	393
Total	2,442,124	731,651	638,510	354,278

(1)	There are no spacing requirements on substantially all of the wells on our Monroe Field properties; therefore, one developed acre is assigned to each productive well for which there is no spacing unit assigned.

Substantially all of our developed and undeveloped acreage is held by production, which means that as long as our wells on the acreage continue to produce, we will continue to hold the leases. The acreage in which we hold an interest that are not held by production are not material to us.

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

Production by Field

The following table sets forth our production for 2013, 2012 and 2011 from the Barnett Shale, which is the only field for which our estimated net proved reserves at December 31, 2013 attributable to the field represented 15% or more of our total estimated net proved reserves at December 31, 2013:

	Year Ended December 31,
	2013			2012			2011
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)

Barnett Shale (1)	100	20,083	1,472	94	18,959	1,044	12	6,812	411

(1)	We acquired our interests in the Barnett Shale in December 2010, June 2011, September 2011, December 2011, February 2012, March 2012 and November 2013. Our production information includes production from the acquired interests in the Barnett Shale from the date of acquisition.

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

The following table summarizes our approximate gross and net interest in development wells completed by us during 2013, 2012 and 2011, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2013	2012	2011
Gross wells:
Productive	170.0	168.0	160.0
Dry	4.0	9.0	9.0
Total	174.0	177.0	169.0
Net wells:
Productive	32.4	35.9	29.9
Dry	1.4	3.5	2.4
Total	33.8	39.4	32.3

As of December 31, 2013, we were participating in the drilling of 27 gross (5.9 net) development wells.

We drilled 10 gross (3.6 net) exploratory wells in 2013, six of which were successfully completed as producers. We drilled 13 gross (5.6 net) exploratory wells in 2012, five of which were successfully completed as producers. We drilled 21 gross (6.9 net) exploratory wells in 2011, 14 of which were successfully completed as producers.

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

In 2013, 2012 and 2011, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

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

Our Midstream Investments

In 2012, we signed limited liability agreements to become members of the Cardinal and UEO limited liability companies. We own a 9% interest in Cardinal and, through December 31, 2013, we have contributed $43.3 million in cash to Cardinal for the construction of their natural gas gathering system. We originally owned 8% of UEO, but in January 2013, we increased our ownership in UEO to 21%. Through December 31, 2013, we have contributed $204.0 million in cash to UEO for the construction of processing, fractionation and related facilities. We do not operate Cardinal or UEO. Access Midstream Partners, L.P., operator of Cardinal, and M3 Midstream LLC, operator of UEO, are responsible for the day to day decisions regarding the construction and the facilities and their operations, including the terms of their contracts. We have only limited authority to influence the operations of Cardinal and UEO.

We use the equity method of accounting for these investments, and they are treated as a business segment for financial reporting purposes. For additional information about our midstream business segment, please see “Item 8. Financial Statements and Supplementary Data” contained herein.

Cardinal

The Cardinal natural gas gathering system is a low–pressure gathering system that gathers wet natural gas from our joint venture with certain EnerVest institutional partnerships, Chesapeake Energy Corporation (“Chesapeake”) and Total E&P USA, Inc. (“Total”). As of December 31, 2013, the system gathered production from over 290 wells, capable of producing over 400 MMcf per day, and we expect to have approximately 500 wells connected by the end of 2014, capable of producing approximately 700 MMcf per day.

Natural gas is gathered through fixed fee arrangements pursuant to which the fee income represents an agreed rate per unit of throughput. The revenues earned from these arrangements are directly related to the volume of natural gas that flows through the gathering system and are not directly dependent on commodity prices.

UEO

The UEO facilities gather, process and fractionate wet natural gas production from the Utica Shale area in Ohio. The joint venture between certain institutional partnerships managed by EnerVest, Chesapeake, Total and us has dedicated natural gas production from over one million net acres to the UEO plants.

The UEO facilities are composed of the Kensington processing plant located in Kensington, Ohio, the Leesville processing plant in Leesville, Ohio, the Harrison Hub facility in Scio, Ohio, a 36 mile high–pressure gathering flowline delivering wellhead natural gas to the Kensington plant, and a 37 mile natural gas liquids pipeline connecting the Harrison Hub and Kensington facilities. Natural gas processing involves the separation of raw natural gas into pipeline quality natural gas (mostly methane) and natural gas liquids. The Kensington plant currently operates two processing trains with capacity to process 400 MMcf per day. When completed, the UEO system is currently designed for four processing trains with total processing capacity of 800 MMcf per day.

The Harrison Hub facility currently operates a single fractionation train, which separates the processed natural gas liquids into their purity components (ethane, propane, normal butane isobutene and natural gasoline). Two additional fractionation trains are being constructed on the site. The Harrison Hub facility currently has fractionation capacity of 45 MBbls per day and, when completed, is expected to have 135 MBbls per day of fractionation capacity. The facility has storage capacity of approximately 870 MBbls of purity components, and is located adjacent to rail lines which provide access to all major U.S. markets for purity components.

UEO processes and fractionates wet natural gas on a fee basis under which the owners of the production are charged a fixed fee for gathering, compression, processing, transporting, fractionation and storage. Most of the contracts for processing and fractionation have a term of 15 years, and obligate the producer to deliver wet natural gas to the facilities. Title to the natural gas and purity components remains with the producer, who is responsible for arranging the purchase of the processed natural gas and purity components.

Environmental, Health and Safety Matters and Regulation

Our operations are subject to stringent and complex federal, state and local laws and regulations that govern the protection of the environment as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•	require the installation of pollution control equipment in connection with operations;

•	place restrictions or regulations upon the use or disposal of the material utilized in our operations;

•	restrict the types, quantities and concentrations of various substances that can be released into the environment or used in connection with drilling, production and transportation activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;

•	govern gathering, transportation and marketing of oil and natural gas and pipeline and facilities construction;

•	require remedial measures to mitigate pollution from former and ongoing operations, such as site restoration, pit closure and plugging of abandoned wells; and

•	require the expenditure of significant amounts in connection with worker health and safety.

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on our operating costs. In general, the oil and natural gas industry has recently been the subject of increased legislation and regulatory attention with respect to environmental matters. The US Environmental Protection Agency (the “EPA”) has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for 2014 to 2016.

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

Legislation was introduced in prior sessions of Congress to provide for federal regulation of hydraulic fracturing by eliminating the current exemption in the Safe Drinking Water Act, and, further, to require disclosure of the chemicals used in the fracturing process, and similar legislation could be introduced in future Congressional sessions. Also, some states and local or regional regulatory bodies have adopted, or are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or that require disclosure of chemical in the fracturing fluids. For example, New York has imposed a de facto moratorium on hydraulic fracturing. Further, Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed, and Wyoming has adopted legislation requiring drilling operators conducting hydraulic fracturing activities in that state to publicly disclose the chemicals used in the fracturing process. The Bureau of Land Management has proposed regulations for hydraulic fracturing on land it regulates. Further, the EPA has published draft guidance on hydraulic fracturing using diesel, has announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals and is working on regulations for wastewater created by hydraulic fracturing. If new laws or regulations imposing significant restrictions or conditions on hydraulic fracturing activities are adopted in areas where we conduct business, we could incur substantial compliance costs and such requirements could adversely delay or restrict our ability to conduct fracturing activities on our assets.

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

Climate Change Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has been moving forward to regulate GHGs as pollutants under the CAA and has already adopted rules establishing GHG emission limits from motor vehicles beginning with the 2012 model year. As a result, the EPA, as of January 2, 2011, requires the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs in a multi-step process, with the largest sources first subject to permitting. Some states, regions and localities have adopted or have considered programs to address GHG emissions. In addition, both houses of Congress previously considered legislation to reduce emissions of greenhouse gases and many states have adopted or considered measures to establish GHG emissions reduction levels, often involving the planned development of GHG emission inventories and/or GHG cap and trade programs. Most of these cap and trade programs would work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. Federal efforts at a cap and trade program appear to not be moving forward in Congress. Some members of Congress have publicly indicated an intention to introduce legislation to curb EPA’s regulatory authority over GHGs. Depending on the regulatory reach of new CAA legislation implementing regulations or new EPA and/or state, regional or local rules restricting the emission of GHGs, we could incur significant costs to control our emissions and comply with regulatory requirements. In addition, in October 2009, the EPA has adopted a mandatory GHG emissions reporting program which imposes reporting and monitoring requirements on various industries and in November 2010, expanded this GHG reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. Significant financial expenditures could be required to comply with the monitoring, recordkeeping and reporting requirements under the EPA's GHG reporting program.  We do not believe, however, that our compliance with applicable monitoring, recordkeeping and reporting requirements under GHG reporting program as recently amended will have a material adverse effect on our results of operations or financial position. We have submitted our report for 2012 and are currently working on our report for 2013.

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

OSHA and Other Laws and Regulation

To the extent not preempted by other applicable laws, we are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, where applicable. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right–to–know regulations under the Title III of CERCLA and similar state statutes, where applicable, require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable state statute requirements.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2013, 2012 and 2011. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2014 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact our business activities, financial condition, results of operations or ability to pay distributions to our unitholders.

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

Drilling and Production

Statutes, rules and regulations affecting exploration and production undergo constant review and often are amended, expanded and reinterpreted, making difficult the prediction of future costs or the impact of regulatory compliance attributable to new laws and statutes. The regulatory burden on the oil and natural gas industry increases the cost of doing business and, consequently, affects its profitability. Our drilling and production operations are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states and some counties and municipalities in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling, completing and operating wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells;

•	notice to surface owners and other third parties; and

•	produced water and disposal of waste water, drilling fluids and other liquids and solids utilized or produced in the drilling and extraction process.

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

The Mineral Leasing Act of 1920 (the “Mineral Act”) prohibits ownership of any direct or indirect interest in federal onshore oil and natural gas leases by a foreign citizen or a foreign entity except through equity ownership in a corporation formed under the laws of the United States or of any U.S. State or territory, and only if the laws, customs, or regulations of their country of origin or domicile do not deny similar or like privileges to citizens or entities of the United States. If these restrictions are violated, the oil and natural gas lease can be canceled in a proceeding instituted by the United States Attorney General. We qualify as an entity formed under the laws of the United States or of any U.S. State or territory. Although the regulations promulgated and administered by the BLM pursuant to the Mineral Act provide for agency designations of non–reciprocal countries, there are presently no such designations in effect. It is possible that our unitholders may be citizens of foreign countries and do not own their units in a U.S corporation or even if such interest held through a U.S. corporation, their country of citizenship may be determined to be a non–reciprocal country under the Mineral Act. In such event, any federal onshore oil and natural gas leases held by us could be subject to cancellation based on such determination.

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

Hydraulic Fracturing

Most of our oil and natural gas properties are subject to hydraulic fracturing to economically develop the properties. The hydraulic fracturing process is integral to our drilling and completion costs in these areas and typically represent up to 60% of the total drilling/completion costs per well.

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

Currently, we have general liability insurance coverage up to $1.0 million per occurrence, which includes sudden and accidental environmental liability coverage for the effects of pollution on third parties arising from our operations. Our insurance policies contain maximum policy limits and in most cases, deductibles that must be met prior to recovery. These insurance policies are subject to certain customary exclusions and limitations. In addition, we maintain $100.0 million in excess liability coverage, which is in addition to and triggered if the general liability per occurrence limit is reached.

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

Employees

EV Management, the general partner of our general partner, has six full time employees and two executive officers who spend a significant amount of their time on our operations. At December 31, 2013, EnerVest, the sole member of EV Management, had approximately 930 full–time employees, including over 125 geologists, engineers and land professionals. To carry out our operations, EnerVest employs the people who will provide direct support to our operations. None of these employees are covered by collective bargaining agreements. We consider EV Management’s relationship with its employees to be good, and EnerVest considers its relationship with its employees to be good.

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

In order to make our cash distributions at our current quarterly distribution rate of $0.771 per common unit, we will require available cash of approximately $38.7 million per quarter based on the common units and phantom units outstanding as of February 14, 2014. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at this anticipated quarterly distribution rate under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

We own interests in oil and natural gas properties in which partnerships managed by EnerVest also own interests, and we expect to make acquisitions of properties jointly with EverVest partnerships in the future. These properties are primarily in the Barnett Shale, Central and East Texas and the Appalachian Basin, and these properties represent approximately 74% of our estimated net proved reserves as of December 31, 2013. The EnerVest partnerships generally have an investment strategy to typically divest properties in three to five years, while our strategy is to hold properties for the longer term. We own less than a majority working interest in the properties in which the EnerVest partnerships also own an interest. If the EnerVest partnerships were to sell their interest in these properties to a person not affiliated with EnerVest, our working interest would not be large enough that we could control the selection of the operator and EnerVest may lose the ability to operate the properties on our behalf. Loss of operations would mean that EnerVest would no longer control decisions regarding the development and production of those properties, and any replacement operator could make decisions regarding development or production activities that make it difficult to implement our strategy.

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

Our acquisition, development and midstream expansion operations will require substantial capital expenditures, which will reduce our cash available for distribution. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our production and reserves.

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, production and acquisition of reserves. As part of our exploration and development operations, we have expanded, and expect to further expand, the application of horizontal drilling and multi-stage hydraulic fracture stimulation techniques. The utilization of these techniques requires substantially greater capital expenditures as compared to the drilling of a vertical well, sometimes more than three times the cost. The incremental capital expenditures are the result of greater measured depths and additional hydraulic fracture stages in horizontal wellbores. The agreements governing our midstream investments require that we make capital calls when requested by the operator of these facilities. In 2014, we expect these capital calls to be between $115.0 million and $135.0 million. Should we not make these capital calls, our ownership could be diluted or future distributions from our midstream investments could be reduced by any unfunded capital contributions.

Our capital expenditures will be deducted from our revenues in determining our cash available for distribution. We intend to finance our future capital expenditures with cash flows from operations, borrowings under our credit facility and the issuance of debt and equity securities. The incurrence of debt will require that a portion of our cash flows from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Our cash flows from operations and access to capital are subject to a number of variables, including:

•	the estimated quantities of our reserves;

•	the amount of oil, natural gas and natural gas liquids we produce from existing wells;

•	the prices at which we sell our production;

•	the ability of our midstream business to obtain commitments for production to use their gathering, processing and fractionation facilities; and

•	our ability to acquire, locate and produce new reserves.

 If our revenues or the borrowing base under our credit facility decrease as a result of lower commodity prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our credit facility may restrict our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a possible decline in our reserves and production, and could adversely affect our business, results of operation, financial conditions and ability to make distributions to our unitholders. In addition, we may lose opportunities to acquire oil and natural gas properties and businesses.

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

Our midstream activities are subject to all of the operating risks associated with constructing, operating and maintaining pipelines, processing and fractionation facilities, and related equipment, including the possibility of leaks, breaks and ruptures, damage due to natural hazards such as ground movement and weather, explosions, fires, personal injuries and death.

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

Our exploration, production and midstream operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Failure or delay in obtaining and maintaining regulatory approvals or drilling permits could have a material adverse effect on our ability to develop our properties, and receipt of drilling permits with onerous conditions could increase our compliance costs. In addition, regulations regarding resource conservation practices and the protection of correlative rights affect our operations by limiting the quantity of oil, natural gas and natural gas liquids we may produce and sell.

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

On October 30, 2009, the EPA published a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published its amendments to the GHG reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities, which may include facilities we operate. Reporting of GHG emissions from such facilities will be required on an annual basis beginning in 2012 for emissions occurring in 2011. We have submitted our report for 2012 and are currently working on our report for 2013.

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

In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our exploration and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low lying areas, disruption of our production activities either because of climate related damages to our facilities in our costs of operation potentially arising from such climatic effects, less efficient or non–routine operating practices necessitated by climate effects or increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

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

The marketability of our production will depend in part upon the availability and capacity of natural gas gathering systems, pipelines and other transportation facilities owned by third parties. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. The availability of markets is beyond our control. If market factors dramatically change, the impact on our revenues could be substantial and could adversely affect our ability to produce and market oil, natural gas and natural gas liquids, the value of our units and our ability to pay distributions on our units and service our debt obligations.

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

Our ability to make cash distributions will depend on our ability to successfully drill and complete wells on our properties. Seasonal weather conditions and lease stipulations may adversely affect our ability to conduct drilling and production activities in some of the areas where we operate.

Drilling and producing operations in the Appalachian Basin, the San Juan Basin and Michigan are adversely affected by seasonal weather conditions, primarily in the spring. Many municipalities in Appalachia impose weight restrictions on the paved roads that lead to our jobsites due to the muddy conditions caused by spring thaws. In addition, our Monroe Field properties in Louisiana are subject to flooding. This limits our access to these jobsites and our ability to service wells in these areas on a year around basis.

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

We have limited control over operations in our midstream business.

We do not operate our UEO processing and fractionation plants or the Cardinal natural gas gathering system. We have only minority interests in the entities that own these facilities. As such, we are unable to control, and have only limited ability to influence, these businesses. The operators of these facilities may conduct the business in ways that are not as beneficial to us or our unitholders as would be the case if we operated these businesses.

If producers for our midstream investment do not increase the volumes of natural gas they provide to Cardinal and UEO gathering systems and processing facilities, our ability to increase cash flow may be adversely affected.

The ability of Cardinal and UEO to increase the throughput on their gathering systems and processing facilities will be substantially dependent on receiving increased volumes from producers. Other than the scheduled increases in the minimum volume commitments provided for in the natural gas gathering agreements with certain producers in certain geographic areas, the producers are not obligated to provide additional volumes to the systems, and they may determine in the future that drilling activities in areas outside of the current areas of operation are strategically more attractive to them. A reduction in the natural gas volumes supplied by Chesapeake, Total or other producers could result in reduced throughput on the systems and adversely impact our realized cash flows from our midstream investments.

We do not obtain independent evaluations of natural gas and natural gas liquids reserves connected to the gathering systems of our midstream investments; therefore, in the future, volumes of natural gas and natural gas liquids on our systems could be less than we currently anticipate.

We do not obtain independent evaluations of natural gas and natural gas liquids reserves connected to Cardinal and UEO. Accordingly, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. Notwithstanding the contractual protections in certain of Cardinal and UEO’s agreements, if the total reserves or estimated life of the reserves connected to our gathering systems are less than anticipated and Cardinal and UEO are unable to secure additional sources of natural gas and natural gas liquids, it could have a material adverse effect on the business of our midstream investments.

If third party pipelines or other facilities interconnected to Cardinal and UEO gathering systems or processing facilities become partially or fully unavailable, or if the volumes Cardinal and UEO gather or process do not meet the quality requirements of such pipelines or facilities, our cash flow could be adversely affected.

Cardinal and UEO natural gas gathering systems and processing facilities connect to other pipelines or facilities, the majority of which are owned by third parties. The continuing operation of such third party pipelines or facilities is not within our control. These pipelines and other facilities may become unavailable because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, curtailments of receipt or deliveries due to insufficient capacity or for any other reason. If any of these pipelines or facilities become unable to transport natural gas, or if the volumes that Cardinal and UEO gather, transport or process do not meet the natural gas quality requirements of such pipelines or facilities, our cash flow could be adversely affected.

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

In order to maintain and increase our levels of production, we will need to acquire oil and natural gas properties. Several of the officers and directors of EV Management, the general partner of our general partner, who have responsibilities for managing our operations and activities hold similar positions with other entities that are in the business of identifying and acquiring oil and natural gas properties. For example, Mr. Walker is Executive Chairman of EV Management and Chief Executive Officer of EnerVest, which is in the business of acquiring oil and natural gas properties and managing the EnerVest partnerships that are in that business. Mr. Houser, President and Chief Executive Officer and a director of EV Management, is also Executive Vice President and Chief Operating Officer of EnerVest. We cannot assure you that these conflicts will be resolved in our favor. Mr. Gary R. Petersen, a director of EV Management, is also a senior managing director of EnCap, which is in the business of investing in oil and natural gas companies with independent management which in turn is in the business of acquiring oil and natural gas properties. Mr. Petersen is also a director of several oil and natural gas producing entities that are in the business of acquiring oil and natural gas properties. The existing positions of these directors and officers may give rise to fiduciary obligations that are in conflict with fiduciary obligations owed to us. The EV Management officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that the opportunities are more appropriate for other entities which they serve and elect not to present them to us.

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

The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. EnerVest owns and controls our general partner, and as of February 14, 2014, officers and directors of EV Management owned an aggregate of 8.6% of our outstanding common. Accordingly, it may be difficult for holders of our common units to remove our general partner.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding our properties is contained in “Item 1. Business — Oil and Natural Gas Producing Activities and — Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” contained herein.

ITEM 3. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.” At the close of business on February 14, 2014, based upon information received from our transfer agent and brokers and nominees, we had 213 common unitholders of record. This number does not include owners for whom common units may be held in “street” names.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for 2013 and 2012:

	Price Range
	High	Low	Cash Distribution per Common Unit (1)
2013:
First Quarter	$63.55	$50.00	$0.768
Second Quarter	54.81	32.65	0.769
Third Quarter	43.25	32.61	0.770
Fourth Quarter	38.94	30.53	0.771	(2)

2012:
First Quarter	$73.75	$63.25	$0.764
Second Quarter	70.67	43.56	0.765
Third Quarter	65.26	50.00	0.766
Fourth Quarter	66.30	55.01	0.767

(1)	Cash distributions are declared and paid in the following calendar quarter.

(2)	On January 31, 2014, the board of directors of EV Management declared a quarterly cash distribution for the fourth quarter of 2013 of $0.771 per common unit. The distribution was paid on February 14, 2014.

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

	Year Ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)
Statement of Operations Data:
Revenues:
Oil, natural gas and natural gas liquids revenues	$310,883	$281,749	$256,370	$165,738	$114,066
Transportation and marketing–related revenues	4,429	3,731	5,470	5,780	7,846
Total revenues	315,312	285,480	261,840	171,518	121,912

Operating costs and expenses:
Lease operating expenses	104,465	103,605	74,419	53,736	41,495
Cost of purchased natural gas	3,242	2,600	4,078	4,353	4,509
Dry hole and exploration costs	2,380	6,771	12,140	417	–
Production taxes	11,476	10,911	11,247	7,867	5,983
Asset retirement obligations accretion expense	4,925	5,116	3,914	3,153	2,035
Depreciation, depletion and amortization	113,818	113,381	74,723	55,221	52,048
General and administrative expenses	40,677	42,682	34,968	23,313	18,556
Impairment of oil and natural gas properties	85,341	34,453	11,037	–	–
Gain on sales of oil and natural gas properties	(41,309)	–	(4,017)	(40,656)	–
Total operating costs and expenses	325,015	319,519	222,509	107,404	124,626

Operating (loss) income	(9,703)	(34,039)	39,331	64,114	(2,714)

Other (expense) income, net	(66,047)	18,750	63,664	42,222	4,372

(Loss) income before income taxes and equity in (loss) income of unconsolidated affiliates	(75,750)	(15,289)	102,995	106,336	1,658
Income taxes	(133)	(1,078)	(354)	(285)	(248)
(Loss) income before equity in (loss) income of unconsolidated affiliates	(75,883)	(16,367)	102,641	106,051	1,410
Equity in (loss) income of unconsolidated affiliates	(344)	18	–	–	–
Net (loss) income	$(76,227)	$(16,349)	$102,641	$106,051	$1,410
Net (loss) income per limited partner unit:
Basic	$(1.76)	$(0.38)	$2.71	$3.35	$(0.29)
Diluted	$(1.76)	$(0.38)	$2.68	$3.34	$(0.29)
Distributions declared per limited partner unit	$3.078	$3.062	$3.046	$3.03	$3.01

Financial Position (at end of period):
Working capital	$29,435	$57,430	$122,355	$84,765	$52,825
Total assets	2,204,983	2,065,414	2,003,224	1,486,757	907,705
Long–term debt	980,297	859,218	953,023	619,000	302,000
Owners’ equity	1,071,933	1,059,824	920,039	773,947	547,431

(1)	Includes the results of the acquisitions of oil and natural gas properties in the Barnett Shale in November 2013.

(2)	Includes the results of the acquisitions of oil and natural gas properties in the Barnett Shale in February 2012 and March 2012.

(3)	Includes the results of (i) the acquisition of oil and natural gas properties in the Barnett Shale in June 2011, September 2011 and December 2011, (ii) the acquisition of oil and natural gas properties in the Appalachian Basin in August 2011 and October 2011 and (iii) the acquisition of oil and natural gas properties in the Mid–Continent area in November 2011.

(4)	Includes the results of (i) the acquisition of oil and natural gas properties in the Appalachian Basin in March 2010 and June 2010, (ii) the acquisition of oil and natural gas properties in the Mid–Continent area in September 2010, (iii) the acquisition of oil and natural gas properties in the San Juan Basin in July 2010 and December 2010, (iii) the acquisition of oil and natural properties in Central and East Texas in October 2010 and (iv) the acquisition of oil and natural gas properties in the Barnett Shale in December 2010.

(5)	Includes the results of the acquisition of oil and natural gas properties in Central and East Texas in July 2009 and September 2009 and the acquisition of oil and natural gas properties in the Appalachian Basin in November 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” contained herein.

OVERVIEW

We are a Delaware limited partnership formed in April 2006 by EnerVest. Our general partner is EV Energy GP, a Delaware limited partnership, and the general partner of our general partner is EV Management, a Delaware limited liability company.

As a result of our decision to allocate resources to our midstream business, we now have two reportable segments: exploration and production and midstream. Our exploration and production segment is responsible for the acquisition, development and production of our oil and natural gas properties. Our midstream segment, which consists of our investments in Cardinal and UEO, is engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio. We account for our investments in Cardinal and UEO using the equity method of accounting.

As of December 31, 2013, our oil and natural gas properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid-Continent area in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Monroe Field in Northern Louisiana, Central and East Texas (which includes the Austin Chalk area), the San Juan Basin, Michigan, and the Permian Basin. As of December 31, 2013, we had estimated net proved reserves of 13.1 MMBbls of oil, 819.7 Bcf of natural gas and 48.9 MMBbls of natural gas liquids, or 1,191.6 Bcfe, and a standardized measure of $1,039.8 million.

Developments in 2013

In 2013, we invested $221.1 million in Cardinal and UEO, which included $33.3 million to increase our ownership in UEO from 8% to 21%.

In 2013, we, along with certain institutional partnerships managed by EnerVest, signed agreements to divest a portion of our Utica Shale acreage in Ohio. Through December 2013, we have closed on sales with proceeds of $44.1 million for these acres, and we expect additional closings on these acres in 2014.

In October 2013, we closed a public offering of 5.75 million common units at an offering price of $36.86 per common unit. We received net proceeds of $208.5 million, including a contribution of $4.2 million by our general partner to maintain its 2% interest in us. We used the proceeds to repay indebtedness outstanding under our credit facility.

In November 2013, we, along with certain institutional partnerships managed by EnerVest, acquired natural gas properties in the Barnett Shale. We acquired a 31% proportional interest in these properties for an aggregate purchase price of $66.0 million, subject to customary purchase price adjustments.

Development in 2014

In January 2014, we closed on the sale of our assets held for sale and received proceeds of $5.8 million.

Business Environment

Our primary business objective is to provide stability and growth in cash distributions per unit over time. The amount of cash we can distribute on our units principally depends upon the amount of cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the prices at which we will sell our oil, natural gas liquids and natural gas production;

•	our ability to hedge commodity prices;

•	the distributions that we may receive from our interests in Cardinal and UEO;

•	the amount of oil, natural gas liquids and natural gas we produce; and

•	the level of our operating and administrative costs.

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

In order to mitigate the impact of changes in prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. By removing a significant portion of this price volatility on our future production through December 2016, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flows from operations for those periods. If commodity prices are depressed for an extended period of time, it could alter our acquisition and development plans, and adversely affect our growth strategy and ability to access additional capital in the capital markets.

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

Cardinal and UEO generate revenues from fees charged for gathering, compressing, processing, fractionating and storing natural gas and natural gas liquids. The primary drivers of revenues are the capacity of our midstream facilities and the production available for gathering, processing and fractionating. As we account for our investments in Cardinal and UEO using the equity method of accounting, our proportionate share of their revenues or expenses is reflected in “Income from unconsolidated affiliates” in our consolidated statements of operations.

Utica Shale

Primarily through acquisitions completed in 2009 and 2010, we hold over 170,000 net working interest acres in Pennsylvania and Ohio and an approximate 2% average ORRI in 880,000 gross acres in Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. At December 31, 2013, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area. We do not expect to fully develop our Utica Shale properties for our account.

In mid–2012, we initiated the process for the monetization of a majority of our working interest acres related to the Utica Shale, and in 2013, we, along with certain institutional partnerships managed by EnerVest, signed agreements to divest a portion of our Utica Shale acreage in Ohio. Through December 2013, we have closed on sales with proceeds of $44.1 million for these acres, and we expect additional closings on these acres in 2014. Additional monetizations could take many forms, and we cannot at this time predict the type of transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our additional efforts to monetize the Utica Shale properties, it may take longer to complete the divestiture process than we expect, or we may decide to delay the monetization of all or a portion of the Utica Shale properties.

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

No gains or losses are recognized upon the disposition of proved oil and natural gas properties except in transactions such as the significant disposition of an amortizable base that significantly affects the unit–of–production amortization rate. Sales proceeds are credited to the carrying value of the properties.

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

RESULTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
Production data:
Oil (MBbls)	1,027	1,110	891
Natural gas liquids (MBbls)	2,146	1,742	1,096
Natural gas (MMcf)	42,651	42,536	29,247
Net production (MMcfe)	61,690	59,647	41,169
Average sales price per unit:
Oil (Bbl)	$95.62	$91.94	$91.72
Natural gas liquids (Bbl)	30.86	36.02	52.99
Natural gas (Mcf)	3.43	2.75	3.99
Mcfe	5.04	4.72	6.23
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.69	$1.74	$1.81
Production taxes	0.19	0.18	0.27
Total	1.88	1.92	2.08
Asset retirement obligations accretion expense	0.08	0.09	0.10
Depreciation, depletion and amortization	1.85	1.90	1.82
General and administrative expenses	0.66	0.72	0.85

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Net loss for 2013 was $76.2 million compared with a net loss of $16.3 million for 2012. This change reflects (i) $84.0 million change in (loss) gain on derivatives, net and (ii) $50.9 million in increased impairment charges, offset by (iii) $41.3 million in increased gain on sales of oil and natural gas properties, (iv) $29.8 million of higher revenues, and (v) $4.1 million in decreased operating expenses

Oil, natural gas and natural gas liquids revenues for 2013 totaled $310.9 million, an increase of $29.2 million compared with 2012. This was the result of increases of $33.2 million related to higher prices for oil and natural gas and $12.9 million related to increased natural gas and natural gas liquids production offset by decreases of $9.0 million related to lower prices for natural gas liquids and $7.9 million related to decreased oil production.

Lease operating expenses for 2013 increased $0.9 million compared with 2012 as the result of $3.5 million from higher natural gas and natural gas liquids production offset by $1.7 million ($0.03 per Mcfe) of costs in 2012 associated with the sales of oil in tanks acquired in certain of our 2011 acquisitions and $0.9 million from a lower rate per Mcfe. Lease operating expenses per Mcfe were $1.69 in 2013 compared with $1.74 in 2012.

Dry hole and exploration costs for 2013 decreased $4.4 million compared with 2012 primarily as a result of decreased seismic costs at certain of our oil and natural gas properties in the Appalachian Basin.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for 2013 increased $0.6 million compared with 2012 primarily due to increased oil, natural gas and natural gas liquids revenues. Production taxes for 2013 were $0.19 per Mcfe compared with $0.18 per Mcfe for 2012.

Depreciation, depletion and amortization (“DD&A”) for 2013 increased $0.4 million compared with 2012 due to $3.7 million from increased production offset by $3.3 million from a lower DD&A rate. The lower DD&A rate per Mcfe reflects the impact that changes in prices had on our reserves estimates. DD&A for 2013 was $1.85 per Mcfe compared with $1.90 per Mcfe for 2012.

General and administrative expenses for 2013 totaled $40.7 million, a decrease of $2.0 million compared with 2012. This decrease is primarily the result of $3.1 million of lower fees paid to EnerVest under the omnibus agreement and $0.7 million of decreased due diligence costs, partially offset by $1.0 million of higher equity compensation costs. General and administrative expenses were $0.66 per Mcfe in 2013 compared with $0.72 per Mcfe in 2012.

In 2013, we incurred impairment charges of $85.3 million. Of this amount, $76.3 million related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows from proved reserves. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data. The remainder of the impairment charges consisted of $8.5 million of leasehold impairment charges and $0.5 million of an impairment charge to write down assets held for sale to their fair value. In 2012, we incurred impairment charges of $34.5 million. Of this amount, $31.9 million related to oil and natural gas properties that were written down to their fair value, $2.1 million related to leasehold impairment charges and $0.5 million related to additional impairment charges to write down assets held for sale to their fair value.

In 2013, we recognized a gain of $41.3 million on the sale of oil and natural gas properties in the Utica Shale area of Ohio.

(Loss) gain on derivatives, net was $(17.3) million for 2013 compared with $66.7 million for 2012. This change was attributable to increases in future natural gas prices. The 12 month forward prices at December 31, 2013 for natural gas averaged $4.19 per Bbl compared with $3.54 per Bbl at December 31, 2012.

Interest expense for 2013 increased $0.4 million compared with 2012 due to an increase of $10.9 million from a higher weighted average long–term debt balance offset by $4.1 million from a lower weighted average effective interest rate and $6.4 million of higher capitalized interest related to our investments in unconsolidated affiliates.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Net loss for 2012 was $16.3 million compared with net income of $102.6 million for 2011. This change reflects (i) $23.6 million in increased revenues and (ii) $5.4 million in decreased dry hole and exploration costs, offset by (iii) $27.2 million in decreased (loss) gain on derivatives, net, (iv) $74.9 million in increased operating expenses, (v) $23.4 million in increased impairment charges, (vi) $18.1 million in higher interest expense and (vii) $4.0 million of decreased gain on sale of oil and natural gas properties.

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

(Loss) gain on derivatives, net was $66.7 million for 2012 compared with $93.9 million for 2011. This change was attributable to decreases in future oil prices offset by increases in natural gas prices. The 12 month forward prices at December 31, 2012 for oil averaged $93.22 per Bbl compared with $98.77 per Bbl at December 31, 2011, and the 12 month forward prices for natural gas at December 31, 2012 averaged $3.54 per MMBtu compared with $3.25 per MMBtu at December 31, 2011.

Interest expense for 2012 increased $18.1 million compared with 2011 due to increases of $15.2 million from a higher weighted average long–term debt balance and $3.8 million from a higher weighted average effective interest rate offset by $0.9 million of capitalized interest related to our investments in unconsolidated affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital have been issuances of equity and debt securities, borrowings under our credit facility and cash flows from operations. Our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, contributions to our midstream investments, distributions to our unitholders and general partner and working capital needs. For 2014, we believe that cash on hand, proceeds from sales of assets, net cash flows generated from operations and borrowings under our credit facility will be adequate to fund our capital budget, pay distributions to our unitholders and general partner and satisfy our short–term liquidity needs. We may also utilize borrowings under our credit facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund our acquisitions and long–term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Long–term Debt

As of December 31, 2013, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of December 31, 2013, the borrowing base was $730.0 million, and we had $481.0 million outstanding.

As of December 31, 2013, we have $500.0 million in aggregate principal amount outstanding of 8.0% senior notes due 2019. As of December 31, 2013, the aggregate carrying amount of the senior notes due 2019 was $499.3 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 8. Financial Statements and Supplementary Data” contained herein.

Cash and Cash Equivalents

At December 31, 2013, we had $11.7 million of cash and cash equivalents, which included $4.9 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of December 31, 2013, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

	2013	2012	2011
Operating activities	$152,499	$209,515	$167,212
Investing activities	(337,970)	(273,508)	(518,962)
Financing activities	189,683	41,167	358,935

Operating Activities

Cash flows from operating activities provided $152.5 million and $209.5 million in 2013 and 2012, respectively. The significant factor in the decrease was $84.2 million of decreased cash settlements from our matured derivative contracts offset by a $29.2 million increase in our oil, natural gas and natural gas liquids revenues. Cash flows from operating activities were $209.5 million and $167.2 million in 2012 and 2011, respectively. The increase was primarily due to $23.6 million of higher revenues and $59.9 million of increased cash settlements from our matured derivative contracts, partially offset by $31.2 million of higher cash operating expenses and $20.3 million of increased cash paid for interest.

Investing Activities

During 2013, we spent $66.0 million for an acquisition of oil and natural gas properties, and we received $8.0 million in final purchase price settlements related to our August 2012 acquisition of additional working interests in acreage in Ohio. We spent $98.0 million for additions to our oil and natural gas properties and increased our investment in our midstream assets by $221.1 million. In addition, we received $44.1 million from the sale of oil and natural gas properties and incurred $5.0 million of prepaid drilling costs.

During 2012, we spent $120.0 million for acquisitions of oil and natural gas properties and $129.8 million for additions to our oil and natural gas properties. We also increased our investment in our midstream assets by $33.8 million. In addition, we received $5.5 million from the sale of oil and natural gas properties and $4.6 million from the settlements of acquired derivatives.

During 2011, we spent $463.6 million for the acquisition of oil and natural gas properties and $75.9 million for additions to our oil and natural gas properties. In addition, we received $6.6 million from settlements of derivatives acquired in our December 2010 acquisition of oil and natural gas properties and $14.0 million in proceeds from the sales of oil and natural gas properties.

Financing Activities

During 2013, we received proceeds of $204.3 million, after payment of offering costs of $0.2 million, from our public equity offering in October 2013, and we received contributions of $4.5 million from our general partner in order to maintain its 2% interest in us. We used the proceeds to repay $208.0 million of indebtedness outstanding under our credit facility. We also received $329.0 million from borrowings under our credit facility and paid distributions of $140.1 million to holders of our common units and phantom units and our general partner.

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

During 2011, we received proceeds of $146.8 million, after payment of offering costs of $0.3 million, from our public equity offering in March 2011, and we received contributions of $3.2 million from our general partner in order to maintain its 2% interest in us. We also received net proceeds of $291.5 million from our debt offering in March 2011, after deducting offering expenses of $1.0 million. We used the proceeds from these offerings and cash flows from operations to repay $436.5 million of borrowings outstanding under our credit facility. In addition, we borrowed $477.5 million under our credit facility to finance our acquisitions, paid distributions of $115.1 million to holders of our common units and our general partner and paid $6.7 million in loan costs related to our $1.0 billion credit facility.

Capital Requirements

In 2014, we currently expect spending for additions to our oil and natural gas properties to be between $95.0 million and $115.0 million and our commitment to fund the construction activities for our unconsolidated affiliates to be between $115.0 million and $135.0 million. We also currently expect to make distributions of approximately $38.7 million per quarter to holders of our common units, phantom units and general partner based on our current quarterly distribution rate of $0.771 per unit outstanding and our common units and phantom units outstanding as of February 14, 2014. We expect to fund these amounts with cash on hand, proceeds from sales of assets, net cash flows generated from operations and borrowings under our credit facility.

We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisition of oil and natural gas properties in 2014 through the issuance of equity or debt securities.

Contractual Obligations

	Payments Due by Period (amounts in thousands)
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Total debt	$981,000	$–	$481,000	$–	$500,000
Estimated interest payments (1)	240,173	52,217	96,289	80,000	11,667
Transportation commitments (2)	5,360	618	1,237	1,237	2,268
Purchase obligation (3)	12,100	12,100	–	–	–
Total	$1,238,633	$64,935	$578,526	$81,237	$513,935

(1)	Amounts represent the expected cash payments for interest based on (i) the amount outstanding under our credit facility as of December 31, 2013 and the weighted average interest rate for 2013 of 2.54%, and (ii) our $500.0 million in aggregate principal amount of 8.0% senior notes due 2019. Such amounts do not include the effects of our interest rate swaps.

(2)	Amounts represent commitments under a firm transportation agreement at current rates.

(3)	Amounts represent payments to be made under our omnibus agreement with EnerVest based on the amount that we will pay in 2014. This amount will increase or decrease as we purchase or divest assets. While these payments will continue for periods subsequent to December 31, 2014, no amounts are shown as they cannot be quantified.

Our asset retirement obligations are not included in the table above given the uncertainty regarding the actual timing of such expenditures. The total amount of our asset retirement obligations at December 31, 2013 is $103.2 million.

Off–Balance Sheet Arrangements

As of December 31, 2013, we had no off–balance sheet arrangements.

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

FORWARD–LOOKING STATEMENTS

This Form 10–K contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “forward–looking statement”). These forward–looking statements relate to, among other things, the following:

•	our future financial and operating performance and results;

•	our business strategy and plans, including plans for the sale of acreage in the Utica Shale;

•	our estimated net proved reserves, PV–10 value and standardized measure;

•	market prices;

•	our anticipated future gathering, processing and fractionation activities;

•	our future derivative activities; and

•	our plans and forecasts.

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

The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward–looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information. We do not undertake any obligation to update or revise publicly any forward–looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Form 10–K including, but not limited to:

•	fluctuations in prices of oil, natural gas and natural gas liquids;

•	significant disruptions in the financial markets;

•	future capital requirements and availability of financing;

•	our limited control over operations in our midstream business;

•	uncertainty inherent in estimating our reserves;

•	risks associated with drilling and operating wells;

•	discovery, acquisition, development and replacement of reserves;

•	cash flows and liquidity;

•	timing and amount of future production of oil, natural gas and natural gas liquids;

•	availability of drilling and production equipment;

•	marketing of oil, natural gas and natural gas liquids;

•	developments in oil and natural gas producing countries;

•	competition;

•	general economic conditions;

•	governmental regulations;

•	activities taken or non–performance by third parties, including suppliers, contractors, operators, transporters and purchasers of our production and counterparties to our derivative financial instrument contracts;

•	hedging decisions, including whether or not to enter into derivative financial instruments;

•	actions of third party co–owners of interest in properties in which we also own an interest;

•	fluctuations in interest rates and the value of the U.S. dollar in international currency markets; and

•	our ability to effectively integrate companies and properties that we acquire.

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

We have entered into commodity contracts to hedge significant amounts of our anticipated production through December 2016. As of December 31, 2013, we have commodity contracts covering approximately 55% of our production attributable to our estimated net proved reserves through December 2016, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially. Please read the disclosures under “Our estimated reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in the “Risk Factors” section included in Item 1A.

The fair value of our commodity contracts at December 31, 2013 was a net asset of $44.3 million. A 10% change in prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our commodity contracts of approximately $56.9 million. Please see “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for 2013 would have increased by approximately $5.0 million. The fair value of our interest rate swaps at December 31, 2013 was a net liability of $5.0 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $1.7 million. Please see “Item 8. Financial Statements and supplementary Data” contained herein for additional information.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that EV Energy Partners, L.P.’s internal control over financial reporting was effective as of December 31, 2013.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2013 which is included in ”Item 8. Financial Statements and Supplementary Data” contained herein.

/s/ MARK A. HOUSER	/s/ MICHAEL E. MERCER
Mark A. Houser	Michael E. Mercer
Chief Executive Officer of EV Management, LLC,	Chief Financial Officer of EV Management, LLC,
general partner of EV Energy, GP, L.P.,	general partner of EV Energy GP, L.P.,
general partner of EV Energy Partners, L.P.	general partner of EV Energy Partners, L.P.

Houston, TX

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of EV Management, LLC

and Unitholders of EV Energy Partners, L.P. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of EV Energy Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows, and changes in owners’ equity of the Partnership for each of the three years in the period ended December 31, 2013. We also have audited the Partnership's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EV Energy Partners, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2014

EV Energy Partners, L.P.

Consolidated Balance Sheets

(In thousands, except number of units)

	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$11,698	$7,486
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	37,661	34,909
Related party	2,873	1,422
Other	1,111	11,263
Derivative asset	13,543	40,771
Other current assets	6,916	1,750
Assets held for sale	8,012	–
Total current assets	81,814	97,601

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; December 31, 2013, $569,770; December 31, 2012, $389,206	1,829,062	1,875,890
Other property, net of accumulated depreciation and amortization; December 31, 2013, $754; December 31, 2012, $598	1,259	1,325
Long–term derivative asset	29,088	45,839
Investments in unconsolidated affiliates	254,978	34,545
Other assets	8,782	10,214
Total assets	$2,204,983	$2,065,414

LIABILITIES AND OWNERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$46,876	$40,171
Derivative liability	3,348	–
Liabilities related to assets held for sale	2,155	–
Total current liabilities	52,379	40,171

Asset retirement obligations	99,133	102,707
Long–term debt	980,297	859,218
Other long–term liabilities	1,241	3,494

Commitments and contingencies

Owners’ equity:
Common unitholders – 48,349,080 units and 42,320,707 units issued and outstanding as of December 31, 2013 and 2012, respectively	1,083,718	1,072,175
General partner interest	(11,785)	(12,351)
Total owners’ equity	1,071,933	1,059,824
Total liabilities and owners’ equity	$2,204,983	$2,065,414

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Operations

(In thousands, except per unit data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Oil, natural gas and natural gas liquids revenues	$310,883	$281,749	$256,370
Transportation and marketing–related revenues	4,429	3,731	5,470
Total revenues	315,312	285,480	261,840

Operating costs and expenses:
Lease operating expenses	104,465	103,605	74,419
Cost of purchased natural gas	3,242	2,600	4,078
Dry hole and exploration costs	2,380	6,771	12,140
Production taxes	11,476	10,911	11,247
Asset retirement obligations accretion expense	4,925	5,116	3,914
Depreciation, depletion and amortization	113,818	113,381	74,723
General and administrative expenses	40,677	42,682	34,968
Impairment of oil and natural gas properties	85,341	34,453	11,037
Gain on sales of oil and natural gas properties	(41,309)	–	(4,017)
Total operating costs and expenses	325,015	319,519	222,509

Operating (loss) income	(9,703)	(34,039)	39,331

Other (expense) income, net:
(Loss) gain on derivatives, net	(17,262)	66,734	93,907
Interest expense	(49,062)	(48,689)	(30,568)
Other income, net	277	705	325
Total other (expense) income, net	(66,047)	18,750	63,664

(Loss) income before income taxes and equity in (loss) income of unconsolidated affiliates	(75,750)	(15,289)	102,995

Income taxes	(133)	(1,078)	(354)

(Loss) income before equity in (loss) income of unconsolidated affiliates	(75,883)	(16,367)	102,641

Equity in (loss) income of unconsolidated affiliates	(344)	18	–

Net (loss) income	$(76,227)	$(16,349)	$102,641

Net (loss) income per limited partner unit:
Basic	$(1.76)	$(0.38)	$2.71
Diluted	$(1.76)	$(0.38)	$2.68

Weighted average limited partner units outstanding:
Basic	43,691	41,952	33,895
Diluted	43,691	41,952	34,183

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(76,227)	$(16,349)	$102,641
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Dry hole costs	616	1,100	9,220
Asset retirement obligations accretion expense	4,925	5,116	3,914
Depreciation, depletion and amortization	113,818	113,381	74,723
Equity–based compensation	17,470	16,433	9,834
Impairment of oil and natural gas properties	85,341	34,453	11,037
Gain on sales of oil and natural gas properties	(41,309)	–	(4,017)
Loss (gain) on derivatives, net	17,262	(66,734)	(93,907)
Cash settlements of matured derivative contracts	30,066	114,343	52,416
Amortization of deferred loan costs	2,333	2,183	1,348
Equity in loss (income) of unconsolidated affiliates	344	(18)	–
Distributions from unconsolidated affiliates	285	79	–
Other	(296)	2,165	563
Changes in operating assets and liabilities:
Accounts receivable	(2,671)	(1,773)	(6,505)
Other current assets	(68)	51	(342)
Accounts payable and accrued liabilities	1,316	5,185	7,362
Other, net	(706)	(100)	(1,075)
Net cash flows provided by operating activities	152,499	209,515	167,212

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(57,976)	(120,033)	(463,624)
Additions to oil and natural gas properties	(97,946)	(129,783)	(75,913)
Prepaid drilling costs	(5,041)	–	–
Investments in unconsolidated affiliates	(221,101)	(33,811)	–
Proceeds from sales of oil and natural gas properties	44,056	5,522	14,012
Distributions from unconsolidated affiliates	38	19	–
Settlements from acquired derivatives	–	4,578	6,563
Net cash flows used in investing activities	(337,970)	(273,508)	(518,962)

Cash flows from financing activities:
Long–term debt borrowings	329,000	160,000	477,500
Repayments of long–term debt borrowings	(208,000)	(460,000)	(436,500)
Proceeds from debt offering	–	206,000	292,500
Loan costs paid	–	(4,152)	(7,698)
Proceeds from public equity offerings	204,527	262,833	147,108
Offering costs	(226)	(304)	(347)
Contributions from general partner	4,508	5,714	3,191
Distributions paid	(140,126)	(128,924)	(115,101)
Distribution related to acquisition	–	–	(1,718)
Net cash flows provided by financing activities	189,683	41,167	358,935

Increase (decrease) in cash and cash equivalents	4,212	(22,826)	7,185
Cash and cash equivalents – beginning of year	7,486	30,312	23,127
Cash and cash equivalents – end of year	$11,698	$7,486	$30,312

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Changes in Owners’ Equity

(In thousands)

	Common Unitholders	Class B Unitholders	General Partner Interest	Total Owners’ Equity
Balance, December 31, 2010	$779,327	$–	$(5,380)	$773,947
Conversion of 80,534 vested phantom units	3,508	–	–	3,508
Issuance of 3,873,357 Class B units	–	–	–	–
Proceeds from public equity offerings, net of offering costs of $347	146,761	–	–	146,761
Contributions from general partner	–	–	3,191	3,191
Distributions	(101,337)	–	(13,764)	(115,101)
Distribution related to acquisition	–	–	(1,718)	(1,718)
Equity–based compensation	6,810	–	–	6,810
Net income	100,356	232	2,053	102,641
Balance, December 31, 2011	935,425	232	(15,618)	920,039
Conversion of 41,075 vested phantom units	2,836	–	–	2,836
Proceeds from public equity offering, net of offering costs of $304	262,529	–	–	262,529
Contributions from general partner	–	–	5,714	5,714
Distributions	(114,501)	(11,845)	(2,578)	(128,924)
Equity–based compensation	12,278	1,243	458	13,979
Conversion of Class B units	(11,530)	11,530	–	–
Net loss	(14,862)	(1,160)	(327)	(16,349)
Balance, December 31, 2012	1,072,175	–	(12,351)	1,059,824
Conversion of 40,264 vested phantom units	2,365	–	–	2,365
Proceeds from public equity offering, net of offering costs of $226	204,301	–	–	204,301
Contributions from general partner	–	–	4,508	4,508
Distributions	(137,363)	–	(2,763)	(140,126)
Equity–based compensation	16,942	–	346	17,288
Net loss	(74,702)		(1,525)	(76,227)
Balance, December 31, 2013	$1,083,718	$–	$(11,785)	$1,071,933

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

EV Energy Partners, L.P. (the “Parent”) and its wholly owned subsidiaries (collectively, the “Partnership”) are a publicly held limited partnership. The Partnership’s general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of its general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company. EV Management is a wholly owned subsidiary of EnerVest, Ltd. (“EnerVest”), a Texas limited partnership. EnerVest and its affiliates also have a significant interest in the Partnership through their 71.25% ownership of EV Energy GP which, in turn, owns a 2% general partner interest in the Partnership and all of its incentive distribution rights.

The Partnership has two reportable segments: exploration and production and midstream. The exploration and production segment is responsible for the acquisition, development and production of the Partnership’s oil and natural gas properties. The midstream segment, which consists of the Partnership’s investments in Cardinal Gas Services, LLC (“Cardinal”) and Utica East Ohio Midstream LLC (“UEO”), is engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio.

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

As of December 31, 2013 and 2012, we did not have any reserves for doubtful accounts, and we did not incur any expense related to bad debts. We do not have any off–balance sheet credit exposure related to our customers.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Property and Depreciation

Our oil, natural gas and natural gas liquids producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Capitalized costs associated with unproved properties totaled $133.8 million and $133.5 million as of December 31, 2013 and December 31, 2012, respectively. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain non–producing leasehold costs are expensed as incurred. For 2013, 2012 and 2011, we recorded dry hole and exploration costs of $2.4 million, $6.8 million and $12.1 million, respectively.

No gains or losses are recognized upon the disposition of proved oil and natural gas properties except in transactions such as the significant disposition of an amortizable base that significantly affects the unit–of–production amortization rate. Sales proceeds are credited to the carrying value of the properties.

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

Impairment of Long–Lived Assets

We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. For 2013, 2012 and 2011, we recorded impairment charges of $76.9 million, $32.4 million and $10.4 million, respectively, related to proved oil and natural gas properties as the carrying amounts of such properties were determined not to be recoverable (see Note 8).

Unproved oil and natural gas properties are assessed periodically on a property–by–property basis, and any impairment in value is recognized. For 2013, 2012 and 2011, we recorded leasehold impairment charges of $8.5 million, $2.1 million and $0.6 million, respectively, related to unproved oil and natural gas properties.

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

Asset Retirement Obligations

An asset retirement obligation (“ARO”) represents the future abandonment costs of tangible assets, such as wells, service assets, and other facilities. We record an ARO and capitalize the asset retirement cost in oil and natural gas properties in the period in which the retirement obligation is incurred based upon the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells. After recording these amounts, the ARO is accreted to its future estimated value using an assumed cost of funds and the additional capitalized costs are depreciated on a unit–of–production basis. If the ARO is settled for an amount other than the recorded amount, a gain or loss is recognized.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Oil, natural gas and natural gas liquids revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no significant gas imbalances at December 31, 2013 or 2012.

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

We have elected not to designate our derivatives as hedging instruments. Changes in the fair value of derivatives are recorded immediately to earnings as “(Loss) gain on derivatives, net” in our consolidated statements of operations.

Concentration of Credit Risk

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of December 31, 2013, all of our counterparties have performed pursuant to their derivative contracts.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Our oil, natural gas and natural gas liquids revenues are derived principally from uncollateralized sales to numerous companies in the oil and natural gas industry; therefore, our customers may be similarly affected by changes in economic and other conditions within the industry. We have experienced no significant credit losses on such sales in the past.

In 2013, 2012 and 2011, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

Recent Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011–11, Disclosures about Offsetting Assets and Liabilities. This ASU affects all entities that have financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011–11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013–01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to clarify the scope of ASU 2011–11. The provisions of both ASU 2011–11 and ASU 2013–01 are applicable to annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. We adopted ASU 2011–11 and 2013–01 on January 1, 2013, and the adoption did not impact our operating results, financial position or cash flows, but did impact our disclosures on offsetting arrangements (see Note 7).

No other new accounting pronouncements issued or effective during the year ended December 31, 2013 have had or are expected to have a material impact on our consolidated financial statements.

Subsequent Event

In January 2014, we closed on the sale of our assets held for sale and received proceeds of $5.8 million.

We evaluated subsequent events for appropriate accounting and disclosure through the date these consolidated financial statements were issued.

NOTE 3. EQUITY–BASED COMPENSATION

EV Management has a long–term incentive plan (the “Plan”) for employees, consultants and directors of EV Management and its affiliates who perform services for us. The Plan, as amended, allows for the award of unit options, phantom units, performance units, restricted units and deferred equity rights. As of December 31, 2013, the aggregate amount of our common units that may be awarded under the plan was 4.5 million units. Unless earlier terminated by us or unless all units available under the Plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016. The compensation committee of the board of directors administers the Plan.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

We estimated the fair value of these phantom units using the Black–Scholes option pricing model. The following assumptions were used to estimate the weighted average fair value of these phantom units for the years ended December 31:

	2013	2012	2011
Weighted average fair value of phantom units	$31.92	$58.92	$63.87
Expected volatility	30.780%	37.870%	36.803%
Risk–free interest rate	0.68%	0.40%	0.40%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.0	4.0	4.0

We calculated estimated volatility using historical daily prices for two years prior to the grant date. The risk–free interest rate was based on U.S. Treasury yield curves. The dividend yield is not taken into account as recipients are entitled to receive all distributions underlying the phantom units.

Activity related to these phantom units is as follows:

	Number of Phantom Units	Weighted Average Grant Date Fair Value per Phantom Unit
Nonvested phantom units as of December 31, 2012	840,649	$50.24
Granted	306,300	31.92
Vested	(199,175)	42.89
Forfeited	(25,018)	54.27
Nonvested phantom units as of December 31, 2013	922,756	$45.63

The total grant date fair value of the phantom units vested in 2013, 2012 and 2011 was $8.5 million, $4.8 million and $2.1 million, respectively.

We recognized compensation cost related to these phantom units of $11.9 million, $8.4 million and $4.9 million in 2013, 2012 and 2011. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

As of December 31, 2013, there was $30.2 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 2.9 years.

Liability Awards

We accounted for phantom units issued prior to 2009 as liability awards, and the fair value of these phantom units was remeasured at the end of each reporting period based on the current market price of our common units until settlement. Prior to settlement, compensation cost was recognized for these phantom units based on the proportionate amount of the requisite service period that has been rendered to date and was net of estimated forfeitures. These phantom units were subject to graded vesting over a four year period.

Activity related to these phantom units is as follows:

Nonvested phantom units as of December 31, 2012	40,263
Vested	(40,263)
Nonvested phantom units as of December 31, 2013	–

The total fair value of the phantom units vested in 2013, 2012 and 2011 was $2.4 million, $2.8 million and $3.5 million, respectively.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

We recognized compensation cost related to these phantom units of $0.2 million, $2.5 million and $3.0 million in 2013, 2012 and 2011, respectively. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

Performance Units

In September 2011, we issued 0.3 million performance units to certain employees and executive officers of EV Management and its affiliates. These performance units vest 25% each year beginning in January 2012 subject to our common units achieving certain market prices. We accounted for the performance units as equity awards. We estimated the fair value of 0.1 million of the performance units using the Black–Scholes option pricing model, as the market price had already been achieved for those performance units. We estimated the fair value of the remainder of the market condition performance units using the Monte Carlo simulation model.

The following assumptions were used to estimate the weighted average fair value of the performance units:

2011
Weighted average fair value of performance units	$64.07
Expected volatility	47.987%
Risk–free interest rate	0.56%
Expected quarterly distribution amount	$0.762
Expected life (years)	2.69

We calculated estimated volatility using historical daily prices prior to the grant date. The risk–free interest rate was based on U.S. Treasury yield curves. The dividend yield is not taken into account as recipients are entitled to receive all distributions underlying the performance units.

Activity related to these performance units is as follows:

	Number of Performance Units	Weighted Average Grant Date Fair Value per Performance Unit
Nonvested performance units as of December 31, 2012	318,500	$52.45
Vested	(83,500)	19.73
Forfeited	(10,000)	64.07
Nonvested performance units as of December 31, 2013	225,000	$64.07

The total grant date fair value of the performance units vested in 2013, 2012 and 2011 was $1.6 million, $1.7 million and $0.2 million, respectively.

We recognized compensation cost related to our performance units of $5.4 million, $5.6 million and $2.0 million in 2013, 2012 and 2011, respectively. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

As of December 31, 2013, there was $5.6 million of total unrecognized compensation cost related to unvested performance units which is expected to be recognized over a weighted average period of 1.0 year.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 4. ACQUISITIONS

2013

In March 2013, we received final purchase price settlements of $8.0 million related to our August 2012 acquisition of additional working interests in acreage in Ohio.

In November 2013, we, along with certain institutional partnerships managed by EnerVest, acquired natural gas properties in the Barnett Shale. We acquired a 31% proportional interest in these properties for an aggregate purchase price of $66.0 million, subject to customary purchase price adjustments. We recognized $1.4 million of oil, natural gas and natural gas liquids revenues related to these acquisitions in our consolidated statement of operations for 2013.

We accounted for these acquisitions as business combinations. Pro forma results of operations have not been presented as the amounts would not be material to our consolidated statements of operations.

The recognized fair values of the identifiable assets acquired and liabilities assumed in connection with the November 2013 acquisitions are as follows:

Accounts receivable – related party	$(650)
Other current assets	57
Proved oil and natural gas properties	60,607
Unproved oil and natural gas properties	6,018
Other assets	900
Accounts payable and accrued liabilities	18
Asset retirement obligations	(976)
$65,974

The amounts included in the table above represent preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed for these acquisitions. We expect to finalize the fair values in 2014.

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

We accounted for these acquisitions as business combinations. Pro forma results of operations have not been presented as the amounts would not be material to our consolidated statements of operations.

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

We accounted for these acquisitions as business combinations. The following table reflects pro forma revenues, net income and net income per limited partner unit for the year ended December 31, 2011 as if these acquisitions had taken place on January 1, 2010. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the period presented or that may be obtained in the future.

2011
Revenues	$350,229
Net income	140,409

Net income per limited partner unit:
Basic	$3.80
Diluted	$3.77

In addition to the acquisitions described above, we also made the following smaller acquisitions and accounted for them as business combinations:

•	we received final purchase price settlements totaling $4.1 million related to our September 2010 and December 2010 acquisitions of oil and natural gas properties in the Mid–Continent area and the Barnett Shale;

•	we, along with certain institutional partnerships managed by EnerVest, acquired a proportional 31.02% interest in oil and natural gas properties in Barnett Shale for an aggregate purchase price of $17.3 million; and

•	we acquired oil and natural gas properties in the Appalachian Basin from certain institutional partnerships managed by EnerVest for $31.1 million, subject to customary purchase price adjustments.

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
$464,047

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 5. DIVESTITURES

In 2013, we, along with certain institutional partnerships managed by EnerVest, signed agreements to divest a portion of our Utica Shale acreage in Ohio. Through December 2013, we had closed on sales with proceeds of $44.1 million for these acres, and we expect additional closings on these acres in 2014.

In 2012, the assets and liabilities that were held for sale as of December 31, 2011 were sold for $5.5 million. We also sold non–core oil and natural gas wells for $0.5 million, which is recorded within accounts receivable as of December 31, 2012.

In December 2011, we entered into a Purchase and Sale Agreement and a Development Agreement with Total E&P USA, Inc. (“Total”), a subsidiary of Total S.A., and Chesapeake Energy Corporation, whereby Total acquired an undivided 25% interest in certain acres in the Utica Shale and agreed to fund certain future development costs.  We received $4.2 million in cash for our acres.  We continue to own working interests in these acres.  As of December 31, 2013, our portion of future development cost to be carried by Total was $9.4 million.

In 2011, we sold oil and natural gas properties in the Mid–Continent and Central and East Texas areas for $9.8 million.

NOTE 6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The most significant of our investments in unconsolidated affiliates are Cardinal and UEO. We own 9% of Cardinal and, through December 2012, we owned 8% of UEO. Cardinal and UEO are engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio.

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

Summarized combined financial information for Cardinal and UEO is as follows as of and for the years ended December 31:

	2013	2012

Current assets	$71,153	$82,609
Noncurrent assets	1,528,518	389,799

Total assets	$1,599,671	$472,408

Current liabilities	$145,006	$75,004
Owner’s equity	1,454,665	397,404

Total liabilities and owner’s equity	$1,599,671	$472,408

Revenues	$56,888	$3,124
Operating income (loss)	4,955	(1,654)
Net income (loss)	5,125	(1,568)

Although Cardinal and UEO had combined net income of $5.1 million for 2013, UEO incurred a net loss of $8.7 million and, as we own 21% of UEO, our proportionate share of UEO’s net loss was greater than our 9% proportionate share of Cardinal’s net income of $13.8 million. Accordingly, we recognized a combined loss from Cardinal and UEO.

As of December 31, 2013 and 2012, the excess of our investment over our equity in Cardinal and UEO is $8.2 million and $0.9 million, respectively.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

We have elected not to designate any of our derivatives as hedging instruments. Accordingly, changes in the fair value of our derivatives are recorded immediately to earnings as “(Loss) gain on derivatives, net” in our consolidated statements of operations.

As of December 31, 2013, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price
Oil (MBbls):
Swaps – 2014	1,517.7	$91.19
Swaps – 2015	730.0	90.09

Natural Gas (MmmBtus):
Swaps – 2014	39,712.0	4.70
Swaps – 2015	36,317.5	4.94
Swaps – 2016	10,980.0	4.17

As of December 31, 2013, we had also entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
January 2014 – July 2015	$110,000	1 Month LIBOR	3.315%

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the fair values and classification of our outstanding derivatives:

			Net Amounts
		Gross Amounts	of Assets
	Gross Amounts	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Derivatives:
As of December 31, 2013:
Derivative asset	$24,950	$(11,407)	$13,543
Long–term derivative asset	30,903	(1,815)	29,088
Total	$55,853	$(13,222)	$42,631

As of December 31, 2012:
Derivative asset	$44,173	$(3,402)	$40,771
Long–term derivative asset	50,692	(4,853)	45,839
Total	$94,865	$(8,255)	$86,610

			Net Amounts
		Gross Amounts	of Liabilities
	Gross Amounts	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheets	Balance Sheets
Derivatives:
As of December 31, 2013:
Derivative liability	$14,755	$(11,407)	$3,348
Long–term derivative liability	1,815	(1,815)	–
Total	$16,570	$(13,222)	$3,348

As of December 31, 2012:
Derivative liability	$3,402	$(3,402)	$–
Long–term derivative liability	4,853	(4,853)	–
Total	$8,255	$(8,255)	$–

We have entered into master netting arrangements with our counterparties. The amounts above are presented on a net basis in our consolidated balance sheets when such amounts are with the same counterparty. In addition, we have recorded accounts payable and receivable balances related to our settled derivatives that are subject to our master netting agreements. These amounts are not included in the above table; however, under our master netting agreements, we have the right to offset these positions against our forward exposure related to outstanding derivatives.

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of December 31, 2013 and 2012, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 8. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy table for our net assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2013:
Assets – Commodity contracts	$55,853	$–	$55,853	$–

Liabilities:
Commodity contracts	$11,560	$–	$11,560	$–
Interest rate swaps	5,010	–	5,010	–
Total	$16,570	$–	$16,570	$–

As of December 31, 2012:
Assets – Commodity contracts	$94,865	$–	$94,865	$–

Liabilities – Interest rate swaps	$8,255	$–	$8,255	$–

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives using the income approach using inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in 2013.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Nonrecurring Basis

The following table presents the fair value hierarchy table for our net assets and liabilities that are required to be measured at fair value on a nonrecurring basis:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Year ending December 31:
2013:
Long–lived assets held and used	$55,163	$–	$–	$55,163	$76,342
Long–lived assets held for sale	8,012	–	8,012	–	514
	$63,175	$–	$8,012	$55,163	$76,856

2012:
Long–lived assets held and used	$34,214	$–	$–	$34,214	$31,876
Long–lived assets held for sale	6,014	–	6,014	–	491
	$40,228	$–	$6,014	$34,214	$32,367

2011:
Long–lived assets held for sale	$15,784	$–	$15,784	$–	$10,399

Long–lived Assets Held and Used

In 2013, oil and natural gas properties with an aggregate carrying amount of $131.5 million were written down to their aggregate fair value of $55.2 million, resulting in an aggregate impairment charge of $76.3 million. This impairment charge was included in earnings for 2013. In 2012, oil and natural gas properties with an aggregate carrying amount of $66.1 million were written down to their aggregate fair value of $34.2 million, resulting in an aggregate impairment charge of $31.9 million. This impairment charge was included in earnings for 2012.

The fair values were determined using the income approach and were based on the expected present value of the future net cash flows from proved reserves. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of proved reserves, appropriate risk–adjusted discount rates and other relevant data.

Long–lived Assets Held for Sale

In 2013, we incurred an impairment charge of $0.5 million to write down assets held for sale to their fair market value of $8.0 million. This impairment charge was included in earnings for 2013. In 2012, we incurred additional impairment charges of $0.5 million to write down assets held for sale to their fair value of $6.0 million. These impairment charges were included in earnings for 2012. At various times during 2011, oil and natural gas properties with an aggregate carrying amount of $26.2 million were written down to their aggregate fair value of $15.8 million, resulting in impairment charges of $10.4 million. These impairment charges were included in earnings for 2011.

The fair values were determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

As of December 31, 2013, we have $8.0 million of oil and natural gas properties and $2.2 million of ARO classified as assets held for sale and liabilities held for sale, respectively in our consolidated balance sheets.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. As of December 31, 2013 and December 31, 2012, the estimated fair value of our senior notes due 2019 was $504.7 million and $531.2 million, respectively, which differs from the carrying value of $499.3 million and $499.2 million, respectively. The fair value of the senior notes due 2019 was determined using Level 2 inputs.

NOTE 9. ASSET RETIREMENT OBLIGATIONS

The changes in the aggregate ARO are as follows:

Balance as of December 31, 2011	$93,225
Liabilities incurred and assumed in acquisitions	5,344
Accretion expense	5,116
Revisions in estimated cash flows	7,637
Settlements and divestitures	(6,638)
Balance as of December 31, 2012	104,684
Liabilities incurred and assumed in acquisitions	1,852
Accretion expense	4,925
Revisions in estimated cash flows	(6,704)
Settlements and divestitures	(1,584)
Balance as of December 31, 2013	$103,173

As of December 31, 2013 and 2012, $1.9 million and $2.0 million, respectively, of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our consolidated balance sheets. In addition, as of December 31, 2013, $2.2 million of our ARO is included in “Liabilities related to assets held for sale” in our consolidated balance sheets.

NOTE 10. LONG–TERM DEBT

Credit Facility

As of December 31, 2013, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 3.5 to 1.0. As of December 31, 2013, we were in compliance with these financial covenants.

The facility does not require any repayments of amounts outstanding until it expires in April 2016. Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.09% and 3.53% at December 31, 2013 and 2012, respectively).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of December 31, 2013, the borrowing base under the facility was $730.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

We had $481.0 million and $360.0 million outstanding under the facility at December 31, 2013 and 2012, respectively.

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

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither the Parent nor Finance have independent assets or operations apart from the assets and operations of our subsidiaries.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

The aggregate carrying amount of the Notes was $499.3 million and $499.2 million at December 31, 2013 and December 31, 2012, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2013 and 2012.

As of December 31, 2013, we expect our aggregate commitment to fund the construction activities for Cardinal and UEO to be between $140.0 million and $160.0 million for 2014 and 2015.

We have entered into a firm agreement for the future transportation and processing of natural gas. We are obligated to transport minimum daily natural gas volumes. As of December 31, 2013, our future minimum transportation fees under this agreement are as follows for the years ended December 31:

2014	$618
2015	619
2016	618
2017	619
2018	618
Thereafter	2,268
$5,360

NOTE 12. OWNERS’ EQUITY

Units Outstanding

At December 31, 2013, owner’s equity consists of 48,349,080 common units outstanding (including 4,101,541 common units held by our executive officers and directors), collectively representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Equity Offerings

In October 2013, we closed a public offering of 5.75 million common units at an offering price of $36.86 per common unit. We received net proceeds of $208.5 million, including a contribution of $4.2 million by our general partner to maintain its 2% interest in us.

In February 2012, we closed a public offering of 4.025 million of our common units at an offering price of $67.95 per common unit. We received net proceeds of $267.9 million, including a contribution of $5.4 million by our general partner to maintain its 2% interest in us.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

•	thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages below.

Our general partner is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distributions Target Amount	Limited Partner	General Partner
Minimum quarterly distribution	$0.7615	98%	2%
First target distribution	Up to $0.875725	98%	2%
Second target distribution	Above $0.875725, up to $0.951875	85%	15%
Thereafter	Above $0.951875	75%	25%

The following sets forth the distributions we paid during the years ended December 31, 2013 and 2012:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 14, 2013	October 1, 2012 – December 31, 2012	$0.767	$33,838
May 15, 2013	January 1, 2013 – March 31, 2013	0.768	33,883
August 14, 2013	April 1, 2013 – June 30, 2013	0.769	33,925
November 14, 2013	July 1, 2013 – September 30, 2013	0.770	38,480
			$140,126

February 14, 2012	October 1, 2011 – December 31, 2011	$0.763	$29,815
May 15, 2012	January 1, 2012 – March 31, 2012	0.764	32,994
August 14 2012	April 1, 2012 – June 30, 2012	0.765	33,036
November 14, 2012	July 1, 2012 – September 30, 2012	0.766	33,079
			$128,924

On January 31, 2014, the board of directors of EV Management declared a $0.771 per unit distribution for the fourth quarter of 2013 on all common units. The distribution was paid on February 14, 2014 to unitholders of record at the close of business on February 10, 2014. The aggregate amount of the distribution was $38.7 million.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 13. NET (LOSS) INCOME PER LIMITED PARTNER UNIT

The following sets forth the calculation of net (loss) income per limited partner unit for the years ended December 31:

	2013	2012	2011
Net (loss) income	$(76,227)	$(16,349)	$102,641
Incentive distribution rights	–	–	(8,833)
General partner’s 2% interest in net (loss) income	1,525	327	(2,053)
Net (loss) income attributable to participating securities	(2,006)	–	–
Limited partners’ interest in net (loss) income	$(76,708)	$(16,022)	$91,755

Weighted average limited partner units outstanding:
Common units	43,691	38,156	33,532
Class B units	–	3,662	212
Performance units	–	134	151
Denominator for basic net (loss) income per limited partner unit	43,691	41,952	33,895
Dilutive phantom units (1)	–	–	288
Total	43,691	41,952	34,183

Net (loss) income per limited partner unit:
Basic	$(1.76)	$(0.38)	$2.71
Diluted	$(1.76)	$(0.38)	$2.68

(1)	Units totaling 0.2 million and 0.8 million units were not included in the computation of diluted net (loss) income per limited partner unit for 2013 and 2012, respectively, because the effect would have been anti-dilutive.

NOTE 14. RELATED PARTY TRANSACTIONS

Pursuant to our omnibus agreement with EnerVest, we paid EnerVest $10.0 million, $13.1 million and $10.9 million in 2013, 2012 and 2011, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. During 2013, 2012 and 2011, we reimbursed EnerVest approximately $17.1 million, $17.5 million and $15.5 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis. These costs are included in lease operating expenses in our consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil, natural gas and natural gas liquids sales and distributes them to us and other working interest owners.

In 2011, we and certain institutional partnerships managed by EnerVest carved out 7.5% overriding royalty interests ("ORRI") from certain acres in Ohio (the "Underlying Properties"), which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership.  EnerVest is the general partner of this partnership.  The ORRI will entitle the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties.  We own a 48% limited partner interest in the partnership and account for our investment using the equity method of accounting. We recognized $0.2 million and $0.1 million of income from unconsolidated affiliates in 2013 and 2012, respectively, and we received $0.2 million of distributions in 2013.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

In August 2011, followed by a second closing in October 2011, we acquired oil and natural gas properties in the Appalachian Basin from certain institutional partnerships managed by EnerVest for $31.1 million (see Note 4).

NOTE 15. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows as of and for the years ended December 31:

	2013	2012	2011
Supplemental cash flows information:
Cash paid for interest, net of capitalized interest of $7,276 and $906 at December 31, 2013 and 2012, respectively	$45,355	$47,903	$21,880
Cash paid for income taxes	325	340	265

Non–cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	19,450	13,951	12,046
Purchase price adjustment in accounts receivable	–	7,969	–
Cost for acquisition of oil and natural gas properties in accounts payable and accrued liabilities	–	–	423

Accounts payable and accrued liabilities consisted of the following as of December 31:

	2013	2012

Costs for additions to oil and natural gas properties	$19,450	$13,951
Lease operating expenses	7,793	7,309
Interest	8,701	8,566
Production and ad valorem taxes	4,862	4,379
General and administrative expenses	2,082	2,596
Current portion of ARO	1,885	1,977
Derivative settlements	1,443	364
Other	660	1,029
Total	$46,876	$40,171

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 16. QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$73,702	$81,602	$81,414	$78,594
Gross profit (1)	43,949	51,510	51,526	49,144
Net (loss) income	(46,581)	32,854	(12,314)	(50,186)
Net (loss) income per limited partner unit:
Basic	$(1.08)	$0.74	$(0.29)	$(1.06)
Diluted	$(1.08)	$0.74	$(0.29)	$(1.06)

2012
Revenues	$77,731	$63,552	$68,701	$75,496
Gross profit (1)	45,204	35,676	40,631	46,853
Net income (loss)	28,593	14,956	(50,019)	(9,879)
Net income (loss) per limited partner unit:
Basic	$0.69	$0.35	$(1.15)	$(0.23)
Diluted	$0.69	$0.34	$(1.15)	$(0.23)

(1)	Represents total revenues less lease operating expenses, cost of purchased natural gas and production taxes.

NOTE 17. SEGMENT INFORMATION

As a result of our decision to allocate resources to our midstream business, we now have two reportable segments: exploration and production and midstream. Our exploration and production segment is responsible for the acquisition, development and production of our oil and natural gas properties. Our midstream segment, which consists of Cardinal and UEO, is accounted for using the equity method of accounting and is engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio. All of our operations are located in the United States.

Management evaluates the performance of our segments based on segment profits, which include segment revenues and direct segment costs and expenses. Segment profit excludes items such as asset retirement obligations accretion expense, depreciation, depletion and amortization, general and administrative expenses, impairment of oil and natural gas properties, (loss) gain on derivatives, interest expense and other income or expense.

We have not presented any segment information for 2011 as we did not begin investing in Cardinal and UEO until 2012.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Summarized financial information for our operating segments is shown below:

	Exploration and Production	Midstream	Consolidated Total

Year ended December 31, 2013:
Total revenues	$315,312	$–	$315,312
Segment profit	193,749	–	193,749
Equity in (loss) income of unconsolidated affiliates	259	(603)	(344)

Year ended December 31, 2012:
Total revenues	285,480	–	285,480
Segment profit	161,593	–	161,593
Equity in (loss) income of unconsolidated affiliates	156	(138)	18

As of December 31, 2013:
Capital expenditures	175,870	–	175,870
Total assets	1,950,300	254,683	2,204,983

As of December 31, 2012:
Capital expenditures	249,048	–	249,048
Total assets	2,031,228	34,186	2,065,414

The following table reconciles the segment profits reported above to loss before income taxes and (loss) income from unconsolidated affiliates for the years ended December 31:

	2013	2012
Segment profit	$193,749	$161,593
Asset retirement obligations accretion expense	(4,925)	(5,116)
Depreciation, depletion and amortization	(113,818)	(113,381)
General and administrative expenses	(40,677)	(42,682)
Impairment of oil and natural gas properties	(85,341)	(34,453)
Gain on sales of oil and natural gas properties	41,309	–
(Loss) gain on derivatives, net	(17,262)	66,734
Interest expense	(49,062)	(48,689)
Other income	277	705
Loss before income taxes and equity in (loss) income from unconsolidated affiliates	$(75,750)	$(15,289)

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 18. SUPPLEMENTARY INFORMATION ON OIL AND NATURAL GAS ACTIVITIES (UNAUDITED)

Capitalized costs relating to oil and natural gas producing activities are as follows at December 31:

	2013	2012
Proved oil and natural gas properties	$2,265,069	$2,131,616
Unproved oil and natural gas properties	133,763	133,480
	2,398,832	2,265,096
Accumulated depreciation, depletion and amortization	(569,770)	(389,206)
Net capitalized costs	$1,829,062	$1,875,890

Costs incurred in oil and natural gas property acquisition and development activities are as follows for the years ended December 31:

	2013	2012	2011
Acquisition of oil and natural gas properties:
Proved	$59,602	$36,834	$408,633
Unproved	6,018	75,229	43,947
Exploration costs	1,764	5,671	6,112
Development costs	108,486	131,674	77,961
Total	$175,870	$249,408	$536,653

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 19. ESTIMATED PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

Our estimated proved reserves are all located within the United States. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are expected to change as further information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil, natural gas and natural gas liquids reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used in these estimates. The estimates of our proved reserves as of December 31, 2013, 2012 and 2011 have been prepared by Cawley, Gillespie, & Associates, Inc., independent petroleum consultants.

The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated.

	Oil (MBbls) (1)	Natural Gas (Mmcf) (2)	Natural Gas Liquids (MBbls) (1)	MMcfe (3)
Proved developed and undeveloped reserves:
As of December 31, 2010	12,888	575,202	27,468	817,340
Revisions of previous estimates	718	(20,204)	(123)	(16,631)
Purchases of minerals in place	2,506	277,595	14,405	379,060
Extensions and discoveries	595	6,352	319	11,839
Production	(891)	(29,247)	(1,096)	(41,169)
Sales of minerals in place	(749)	(1,017)	(89)	(6,050)
As of December 31, 2011	15,067	808,681	40,884	1,144,389
Revisions of previous estimates (4)	(1,489)	(210,452)	(5,688)	(253,513)
Purchases of minerals in place	236	25,532	559	30,301
Extensions and discoveries (5)	1,011	30,429	1,859	47,649
Production	(1,110)	(42,536)	(1,742)	(59,647)
Sales of minerals in place	(207)	(2,108)	(193)	(4,510)
As of December 31, 2012	13,508	609,546	35,679	904,669
Revisions of previous estimates	(760)	36,214	4,835	60,663
Purchases of minerals in place	21	67,291	496	70,395
Extensions and discoveries (6)	1,342	149,502	10,093	218,112
Production	(1,027)	(42,651)	(2,146)	(61,690)
Sales of minerals in place	–	(222)	(55)	(555)
As of December 31, 2013	13,084	819,680	48,902	1,191,594

Proved developed reserves:
December 31, 2010	10,923	416,770	15,954	578,032
December 31, 2011	11,675	557,489	25,359	779,693
December 31, 2012	11,153	473,223	24,832	689,133
December 31, 2013	10,443	578,274	29,056	815,268

Proved undeveloped reserves:
December 31, 2010	1,965	158,432	11,514	239,308
December 31, 2011	3,392	251,192	15,525	364,696
December 31, 2012	2,355	136,323	10,847	215,536
December 31, 2013	2,641	241,406	19,846	376,326

(1)	Thousands of barrels.

(2)	Million cubic feet.

(3)	Million cubic feet equivalent; barrels are converted to Mcfe based on one barrel of oil or natural gas liquids to six Mcf of natural gas equivalent

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

(4)	Revisions were primarily attributable to decreased prices used in estimating our reserves (269.9 Bcfe) offset by positive development and production history (16.4 Bcfe).

(5)	Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (39.0 Bcfe) and the Appalachian Basin (3.1 Bcfe).

(6)	Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (177.1 Bcfe).

NOTE 20. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

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

The standardized measure of discounted future net cash flows relating to estimated proved oil, natural gas and natural gas liquids reserves is presented below for the years ended December 31:

	2013	2012	2011
Future cash inflows	$4,998,790	$4,005,432	$6,334,354
Future production and development costs	(2,509,542)	(1,971,099)	(2,873,899)
Future income tax expenses	(22,091)	(16,473)	(26,131)
Future net cash flows	2,467,157	2,017,860	3,434,324
10% annual discount for estimated timing of cash flows	(1,427,372)	(1,150,928)	(2,028,193)
Standardized measure of discounted future net cash flows	$1,039,785	$866,932	$1,406,131

 As specified by the SEC, the prices for oil, natural gas and natural gas liquids used in this calculation were the average prices during the year determined using the price on the first day of each month, except for volumes subject to fixed price contracts. The prices utilized in calculating our total estimated proved reserves at December 31, 2013, 2012 and 2011 were $96.78 per Bbl of oil, $3.666 per MMBtu of natural gas; $94.71 per Bbl of oil, $2.757 per MMBtu of natural gas; and $96.19 per Bbl of oil and $4.12 per MMBtu of natural gas, respectively. We do not include our commodity derivatives in the determination of our oil, natural gas and natural gas liquids reserves.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The principal sources of changes in the standardized measure of future net cash flows are as follows for the years ended December 31:

	2013	2012	2011
Standardized measure at beginning of period	$866,932	$1,406,131	$1,020,235
Sales and transfers of oil, natural gas and natural gas liquids produced, net of production costs	(194,942)	(167,233)	(170,705)
Net changes in prices and production costs	(1,264)	(292,849)	50,201
Extensions, discoveries and improved recovery, less related costs	113,714	62,367	36,999
Development costs incurred during the period	17,762	37,501	4,295
Revisions and other	53,427	(313,955)	(20,888)
Accretion of 10% timing discount	87,433	141,723	102,649
Changes in income taxes	(2,218)	3,697	(4,842)
Changes in estimated future development costs	1,692	1,319	10,544
Changes in timing and other	55,966	(35,046)	47,215
Purchase of minerals in place	41,810	32,906	340,367
Sales of minerals in place	(527)	(9,629)	(9,939)
Standardized measure of discounted future net cash flows	$1,039,785	$866,932	$1,406,131

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10–K for the fiscal year ended December 31, 2013. Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our general partner is not elected by our unitholders and will not be subject to re–election on a regular basis in the future. Unitholders will not be entitled to elect the directors of EV Management or directly or indirectly participate in our management or operation. Our general partner is owned 71.25% by EnerVest, 23.75% by EnCap and 5.00% by EV Investors. As of December 31, 2013, EV Investors is owned 60% by EnerVest and 40% by our senior management.

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

Directors and Executive Officers

All of our executive management personnel, other than Messrs. Walker, Houser and Flory, are employees of EV Management and devote all of their time to our business and affairs. In January 2014, Mr. Flory was appointed controller of EV Management, following our former controller’s retirement.

We estimate that Messrs. Walker, Houser and Flory devote approximately 25%, 50% and 35%, respectively, of their time to our business. The officers of EV Management will manage the day–to–day affairs of our business. We also utilize a significant number of employees of EnerVest to operate our properties and provide us with certain general and administrative services. Under the omnibus agreement, we pay EnerVest a fee for its operational personnel who perform services for our benefit. During 2013, we paid EnerVest $10.0 million for general and administrative services, which fee will increase or decrease as we purchase or divest assets.

The following table shows information as of February 14, 2014 regarding members of our Board of Directors and executive officers of EV Management. Members of our Board of Directors are elected for one–year terms.

Name	Age	Position with EV Management
John B. Walker	68	Executive Chairman and Director
Mark A. Houser	52	President, Chief Executive Officer and Director
Michael E. Mercer	55	Senior Vice President and Chief Financial Officer
Ronald J. Gajdica	53	Senior Vice President of Acquisitions
Ryan J. Flory	37	Controller
Victor Burk (1) (2)	64	Director
James R. Larson (1)	64	Director
George Lindahl III (1) (2)	67	Director
Gary R. Petersen (2)	67	Director

(1)	Member of the audit committee and the conflicts committee.

(2)	Member of the compensation committee.

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

Mark A. Houser has served as our President and Chief Executive Officer since January 2012. Prior to that, he served as our President and Chief Operating Officer since 2006. He also serves as Executive Vice President and Chief Operating Officer of EnerVest, Ltd. since 1999. Prior to that, Mr. Houser was Vice President, United States Exploration and Production, for Occidental Petroleum Corporation (“Oxy”), where he helped lead Oxy’s reorganization of its domestic reserve base, including the successful $3.65 billion acquisition of the Elk Hills Naval Petroleum Reserve. In 1989 he joined Canadian Occidental Petroleum, Ltd. (now Nexen Inc.), where he held positions of increasing responsibility, including Vice President of Corporate Planning and Investor Relations in Calgary and Vice President of Exploration for CXY Energy, Canadian Oxy’s United States subsidiary. Mr. Houser began his career as an engineer with Kerr–McGee Corporation. He holds a petroleum engineering degree from Texas A&M University and an MBA from Southern Methodist University. Mr. Houser serves as the chairman of the industry board of the Texas A&M University Department of Petroleum Engineering and is a member of the Society of Petroleum Engineers. Mr. Houser was recently inducted into the Texas A&M Petroleum Engineering Academy of Distinguished Graduates. Additionally, he serves on the board of directors for the Methodist Hospital System and on the administrative board of Chapelwood United Methodist Church.

Michael E. Mercer has served as our Senior Vice President and Chief Financial Officer since 2006. He was a consultant to EnerVest, Ltd. from 2001 to 2006. Prior to that, Mr. Mercer was an investment banker for 12 years. He was a Director in the Energy Group at Credit Suisse First Boston in Houston and a Director in the Energy Group at Salomon Smith Barney in New York and London. He holds a BBA in Petroleum Land Management from the University of Texas at Austin and an MBA from the University of Chicago Graduate School of Business.

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

Ryan J. Flory has served as Controller of EV Management since February 2014 and as Vice President and Controller of EnerVest, Ltd. since January 2014. Prior to that, Mr. Flory served as Corporate Controller of EnerVest, Ltd. since 2013. From 2005 to 2013, he served as Manager of Financial Reporting for EnerVest, Ltd, and from 2003 to 2005, he worked for Belden & Blake Corporation where he held various management and supervisory positions. Mr. Flory began his career with Deloitte & Touche. He holds a Bachelor’s of Business Administration, Accounting, from Kent State University and is a CPA and a member of the American Institute of Certified Public Accountants.

Victor Burk was appointed to our board of directors in September 2006. Since 2009, Mr. Burk has been a Managing Director for Alvarez and Marsal, a privately owned professional services firm. From 2005 to 2009, Mr. Burk was the global energy practice leader for Spencer Stuart, a privately owned executive recruiting firm. Prior to joining Spencer Stuart, Mr. Burk served as managing partner of Deloitte & Touche’s global oil and natural gas group from 2002 to 2005. He began his professional career in 1972 with Arthur Andersen and served as managing partner of Arthur Andersen’s global oil and natural gas group from 1989 until 2002. Mr. Burk is a current board member of PAA GP Holdings, LLC, the general partner of Plains GP Holding, L.P. (NYSE: PAGP). He is also a board member of the Independent Petroleum Association of America (Southeast Texas Region) and Sam Houston Area Council of the Boy Scouts of America. He holds a BBA in Accounting from Stephen F. Austin University, graduating with highest honors. Mr. Burk has over 30 years of experience in the oil and natural gas industry, with extensive experience in public accounting and consulting. Mr. Burk brings to our board wide expertise in financial and accounting matters relating to the oil and natural gas industry as well as providing leadership in complex business organizations.

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

The audit committee has the sole authority and responsibility to retain and terminate our independent registered public accounting firm, resolve disputes with such firm, approve all auditing services and related fees and the terms thereof, and pre–approve any non–audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and meets with the audit committee on a regularly scheduled basis. During 2013, representatives of our independent registered public accounting firm attended all of our audit committee meetings. The audit committee may also engage the services of advisors and accountants as it deems advisable.

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

Meetings and Other Information

During 2013, the board of directors had six regularly scheduled and special meetings, the audit committee had four meetings, the compensation committee had one meeting and the conflicts committee had five meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of EV Management, we believe that during 2013, the officers and directors of EV Management and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a), except that Mr. Lindhal reported a gift of 20,000 common units to a trust for one of his children late on a Form 5.

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

Messrs. Walker and Houser are officers of EV Management and also are officers and employees of other subsidiaries of EnerVest. In these capacities, they perform services for us as well as for EnerVest and its other affiliates. In order to compensate Messrs. Walker and Houser for the time they devote to our business and to provide our compensation committee with oversight of the portion of their annual bonuses reflecting their services to us, a portion of their cash bonus was reviewed and approved by our compensation committee, and we reimburse EnerVest for these cash bonuses. In addition, Messrs. Walker and Houser continue to participate in the Plan.

Our compensation committee discusses with EnerVest the philosophy used by EnerVest in setting the salaries and bonus compensation for its employees who perform services for us under the omnibus agreement. However, except for the bonus payments noted in the previous paragraph, the compensation committee has no role in determining the base salary and short–term and long–term incentive compensation paid to EnerVest employees. We pay EnerVest a fee under the omnibus agreement which is based in part on the compensation paid to EnerVest employees who perform work for us, but other than the portion of Messrs. Walker’s and Houser’s cash bonus charged to us, we do not directly reimburse EnerVest for the costs of the compensation of Messrs. Walker and Houser and our compensation committee does not oversee their annual compensation. Awards made to Messrs. Walker and Houser under the Plan are determined by our compensation committee.

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

Objectives of Our Compensation Program

Our executive compensation program is intended to align the interests of our management team with those of our unitholders by motivating our executive officers to achieve strong financial and operating results for us, which we believe closely correlate to long–term unitholder value. In addition, our program is designed to achieve the following objectives:

•	attract and retain talented executive officers by providing reasonable total compensation levels competitive with that of executives holding comparable positions in similarly situated organizations;

•	provide total compensation that takes into account individual performance;

•	provide performance–based compensation that balances rewards for short–term and long–term results and is tied to both individual and our performance; and

•	encourage the long–term commitment of our executive officers to us and our unitholders’ long–term interests.

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

Benchmarking

As part of the proposed compensation plan, our chief executive officer asked Longnecker & Associates to prepare an analysis of the compensation paid (based on survey data and proxy analysis) by a peer group composed of the following companies: Atlas Resource Partners, L.P., Bill Barrett Corp., BreitBurn Energy Partners, L.P., Carrizo Oil & Gas, Inc., Kodiak Oil & Gas Corp., Laredo Pteroleum Holdings, Inc., Legacy Reserves LP, Linn Energy, LLC, Memorial Production Partners, L.P., Oasis Petroleum, Inc., PDC Energy, Inc., QR Energy, L.P., Rosetta Resources, Inc., and Vanguard Natural Resources, LLC. The compensation committee reviews the composition of the peer group each year. Longnecker & Associates reviewed peer group and survey data and made recommendations regarding executive and director compensation.

Our management and compensation committee used information regarding peer companies to check their base salary and bonus compensation decisions for reasonableness and to benchmark with respect to base salary and long–term incentive compensation. In connection with setting base salary for 2014 and bonus and long–term equity incentive compensation for 2013, the compensation committee continued this practice.

Performance Metrics

With respect to bonus and long–term incentive awards, our compensation committee did not establish performance metrics for our executive officers for 2013 in order to remain flexible in our compensation practices. The compensation committee makes a subjective determination at the end of the fiscal year as to the appropriate compensation based on a recommendation from our chief executive officer and given their view of our performance for the year.

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

While the allocation of total compensation among base salary, cash bonus and long–term incentive compensation will vary from year to year based on performance and market conditions, we generally allocate a greater portion of total compensation to long–term equity based compensation because we believe this better aligns the interests of our executives with those of our unit holders over the long term. In addition, the annual grant of phantom units under the Plan is intended to provide a longer term incentive to our key employees to focus their efforts on increasing the market price of our publicly traded common units and to increase the cash distributions we pay to our unitholders.

In 2011, EnerVest established the EnerVest Ltd. Retirement Plan (the "Retirement Plan"), a defined benefit plan under ERISA, for certain of the officers and other highly compensated employees of EnerVest and its subsidiaries. The purpose of the Retirement Plan is to provide a company funded tax–qualified plan for retirement benefits on a tax advantaged basis. Employees who are eligible to participate in the Retirement Plan receive their base salary in two forms: (i) cash compensation, subject to applicable taxes and withholdings and (ii) a fully vested annual company contribution to the Retirement Plan. Therefore, the overall level of compensation is not enhanced for the Retirement Plan participants because a portion of compensation is contributed to the Retirement Plan by the company in lieu of current cash compensation. The participants accrue a benefit based on their age, designated "allocation group," the investment yield on the Retirement Plan’s assets and other factors, subject to the limits on benefits prescribed under the Internal Revenue Code. The benefit is payable in various annuity forms or as a lump sum. All benefit election forms are actuarially equivalent, and there are no subsidies to any election.

At the time of the adoption of the Retirement Plan, EnerVest amended its 401(k) Plan with regard to EnerVest’s contributions. Under the 401(k) Plan, all employees who are eligible to participate receive a 3% "safe harbor" contribution from EnerVest. EnerVest may also make an additional discretionary "safe harbor" contribution to all employees who are entitled to participate in the 401(k) plan. In addition, under the 401(k) plan, EnerVest may make a discretionary profit sharing contribution that is allocated to participant accounts based on their designated "allocation group." The allocation groups are structured so that certain of the officers and other highly paid employees receive a profit sharing contribution that is a greater percentage of compensation than the percentage applicable to other participants.

Mr. Mercer and Dr. Gajdica participate in the Retirement Plan and received discretionary profit sharing 401(k) contributions in an allocation group which paid a higher percent of their compensation than allocated to other participants.

When setting base salary for 2014 and 2013 for Mr. Mercer and Dr. Gajdica, the total base salary (“Total Base Salary”), inclusive of the amount delivered in cash and in company contributions under the Retirement Plan, was considered. We reimburse EnerVest for any amounts contributed to the Retirement Plan and the 401(k) plan attributable to Mr. Mercer and Dr. Gajdica. In the Summary Compensation Table, the present value of benefits under the Retirement Plan are reflected under the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” and the contributions to the 401(k) plan are included under “All Other Compensation.” Additional information about the Retirement Plan is set forth under “–Retirement Plan,” below.

Base Salary

We pay base salary in order to recognize each executive officer's unique value and historical contributions to our success in light of salary norms in the industry and the general marketplace; to match competitors for executive talent; to provide executives with sufficient, regularly–paid income; and to reflect position and level of responsibility.

To provide stability and appropriate incentive, Mr. Mercer is party to an employment agreement which sets his minimum base salary per annum. In the compensation committee’s discretion, however, his base salary may be increased based upon performance and subjective factors.

For 2013, after comparing our executives’ base salaries with our peer group, and based on the recommendation of our chief executive officer, the compensation committee targeted Total Base Salary at approximately the 25th percentile of the peer group. This resulted in a Total Base Salary for Mr. Mercer of $262,253, which compares with a Total Base Salary of $254,615 for 2012. Of this amount, $84,608 represents the estimate of the amounts to be contributed to the Retirement Plan, so Mr. Mercer’s salary delivered in cash for 2013 was $177,645. For 2013, the compensation committee set the Total Base Salary for Dr. Gajdica at $256,789, which compares with a Total Base Salary of $249,310 for 2012. Of this amount, $72,053 represents the estimate of the amounts to be contributed to the Retirement Plan, so Dr. Gajdica’s salary delivered in cash for 2013 was $184,736.

For 2014, after comparing our executives’ base salaries with our peer group, and based on the recommendation of our chief executive officer, the committee targeted Total Base Salaries for 2014 at approximately the 25th percentile of the peer group. For 2014, the compensation committee has increased the Total Base Salaries of Mr. Mercer and Dr. Gajdica by 5% and 3%, respectively, to $275,000 and $265,000, respectively. This represents a cost of living increase for both Mr. Mercer and Dr. Gajdica, and an additional increase for Mr. Mercer to align his Total Base Salary with approximately the 25th percentile of the peer group. Of the Total Base Salary amount for Mr. Mercer and Dr. Gajdica, $89,261 and $76,016, respectively, represent estimates of the amounts to be contributed to the Retirement Plan and the balance of $185,739 and $188,984 represents the portion of their salary to be delivered in cash, respectively.

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

Mr. Mercer’s employment agreement provides that the cash bonus element of compensation will be equal to a percentage of the executive's Total Base Salary paid during each such annual period, such percentage to be established by the compensation committee in its sole discretion. Generally, for Mr. Mercer and Dr. Gajdica, our compensation committee targets between 40% and 80% of Total Base Salary for performance deemed by our compensation committee to be good and exceptional, respectively, with the possibility of no bonus for poor performance and higher for exceptional corporate or individual performance.

Our chief executive officer recommended the cash bonuses to be paid to Mr. Mercer and Dr. Gajdica. In this recommendation and the employment agreement, the compensation committee, in determining cash bonus amounts, took into account its belief that our executives’ efforts directly affected our success in 2013, in particular, by contributing to our achievement of the following milestones:

•	our quarterly distributions increased from $0.767 per unit to $0.770 per unit, notwithstanding a challenging commodity price environment;

•	we successfully completed in a short time frame a public equity offering with $204.3 million in net proceeds to finance acquisitions and term–out bank debt and increase liquidity;

•	we achieved strong operating performance within production guidance, even with reduced capital spending;

•	we began the monetization process for our Utica Shale acreage, closing on sales with proceeds of $44.1 million for these acres; and

•	we continued to invest in our Utica Shale midstream partnerships.

In 2013, Mr. Mercer and Dr. Gajdica each received cash bonuses of $200,000, representing 76% and 78%, respectively, of their Total Base Salaries. While the bonus amounts were not determined by benchmarking, the compensation committee noted that these amounts placed the executives slightly below the 25th percentile of cash bonus compensation of our peer group. The bonuses for both Mr. Mercer and Dr. Gajdica also reflected the committee’s determination that their performances in accomplishing the milestones for 2013 described above were very strong.

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

The compensation committee acts as the administrator of the Plan and performs functions that include selecting award recipients (or the manner in which such recipients will be chosen), determining the timing of grants and assigning the number of units subject to each award (or the manner in which such assignments will be made), fixing the time and manner in which awards are exercisable, setting exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of our plan. For compensation decisions regarding the grant of equity compensation to executive officers, our compensation committee will consider recommendations from our chief executive officer. Typically, awards vest over multiple years, but the compensation committee maintains the discretionary authority to vest the equity grant immediately if the individual situation merits. In the event of a termination of employment upon a change of control, all outstanding equity based awards will immediately vest. In the event of termination of a grantee’s employment upon the death, disability, or termination of a grantee’s employment without good reason, all outstanding equity based awards will vest effective upon the normal vesting date that coincides with, or immediately follows, the termination. We have provided for full acceleration provisions in the equity award agreements under our Plan upon a change in control because we believe that it is important to provide the named executive officers with a sense of stability in the middle of transactions that may create uncertainty regarding their future employment as well as maximize unitholder value by encouraging the named executive officers to review objectively any proposed transaction in determining whether such proposal is in the best interest of our unitholders, whether or not the executive will continue to be employed.

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

Awards under the Plan may be unit options, phantom units, performance units, restricted units and deferred equity rights, or DERs, and the aggregate amount of our common units that may be awarded under the Plan is 4.5 million units. As of December 31, 2013, there are 2.2 million units available for issuance. Unless earlier terminated by us or unless all units available under the plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016.

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

In addition, because we are a partnership, tax and accounting conventions make it more costly for us to issue additional common units or options as incentive compensation. Consequently, we have no outstanding options or restricted units and have no plans to issue options or restricted units in the future. Instead, we have issued phantom units and performance units to our executive officers. A phantom unit is the right to receive, upon satisfaction of the vesting criteria specified in the grant, a common unit or, at the discretion of our compensation committee, cash based on the average closing price of our common units for the five day trading period prior to vesting. The phantom units typically vest in equal annual installments over a four year period beginning January 15th of the year immediately following the date of grant. Unlike “vesting” of an option, vesting of a phantom unit results in the delivery of a common unit or cash equivalent value as opposed to a right to exercise. These phantom and performance unit awards entitle the recipients of the unit awards to receive, with respect to each unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per units made by us on our units promptly following each such distribution by us to our unitholders.

Phantom Units – Mr. Mercer and Dr. Gajdica were each granted 20,000 phantom units in December 2013. These phantom units vest as described above over a four year period. These awards were recommended to our compensation committee by our chief executive officer based on his subjective view as to appropriate compensation levels taking into consideration the performance milestones described above. Our compensation committee reviewed these recommendations with our chief executive officer and president. In addition, our compensation committee compared the recommended award amounts with similar awards to our peer group, noting that our peers generally provide for a three year vesting period. In determining final grant amounts, the committee also took into account the leadership roles of Mr. Mercer and Dr. Gajdica in causing us to achieve the milestones described above. The phantom units granted to Mr. Mercer were slightly below the 75th percentile of the peer group and the phantom units granted to Dr. Gajdica were slightly above the 75th percentile of the peer group.

Messrs. Walker and Houser made recommendations to the compensation committee for the appropriate level of awards to be made to Messrs. Walker and Houser based on their subjective view as to the appropriate compensation given the milestones achieved as discussed above. The compensation committee reviewed these recommendations and made a subjective determination as to the appropriate award levels given the achievement of such milestones. The committee also compared these award determinations to similar awards by our peer group. In determining final grant amounts, the committee took into account the executives’ leadership roles in causing us to achieve the milestones described above and considered the peer group review. Accordingly, Messrs. Walker and Houser were each granted 21,000 phantom units, respectively, in December 2013. The 2013 awards put Mr. Walker at just below the 75th percentile and Mr. Houser at just below the 50th percentile. The value of the phantom units granted to Messrs. Walker and Houser are deducted in calculating the omnibus fee we pay to EnerVest.

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

We believe our compensation program has been instrumental in our achievement of stated objectives. Over the three year period ended December 31, 2013, our annual distribution per common unit has increased slightly notwithstanding a challenging commodity price environment and the compound annual total rate of return for that period was approximately 11%.

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

Our compensation committee has determined that there are no risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on us.

Other Compensation Related Matters

Although we encourage our named executive officers to acquire and retain ownership in us, we do not have a policy requiring maintenance of a specified equity ownership level. As of February 14, 2014, our named executive officers beneficially owned in the aggregate approximately 8.6% of our common units (excluding any unvested equity awards). In addition, through their ownership of EnerVest and EV Investors, our executive officers also have a substantial indirect ownership interest in our general partner.

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

Compensation Committee:

George Lindahl III (Chairman)

Victor Burk

Gary R. Petersen

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our named executive officers. We reimburse EV Management for the costs of Mr. Mercer’s and Dr. Gajdica’s salaries and bonuses. Our compensation committee approved, and we reimbursed EnerVest for cash bonuses paid to Messrs. Walker and Houser in 2013, 2012 and 2011 and listed in the table below. Messrs. Walker and Houser are compensated by EnerVest. We pay EnerVest a fee under the omnibus agreement, but, other than the cash bonuses listed in the table below, we do not directly reimburse EnerVest for the costs of their salaries and bonuses.

There was no compensation awarded to, earned by or paid to any of the named executive officers related to option awards or non–equity incentive compensation plans.

Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
John B. Walker	2013	$–	$150,000	$670,320	–	$266,670	$1,086,990
Executive Chairman	2012	–	150,000	1,649,760	–	340,203	2,139,963
	2011	–	150,000	4,799,250	–	349,853	5,299,103
Mark A. Houser	2013	–	150,000	670,320	–	240,541	1,060,861
President, Chief	2012	–	150,000	1,649,760	–	299,302	2,099,062
Executive Officer	2011	–	150,000	3,518,850	–	324,749	3,993,599
Michael E. Mercer	2013	177,645	200,000	638,400	108,584	235,262	1,359,891
Senior Vice President,	2012	174,418	200,000	1,178,400	88,173	325,220	1,966,211
Chief Financial Officer	2011	172,647	200,000	3,006,690	76,016	349,699	3,805,052
Ronald J. Gajdica	2013	184,736	200,000	638,400	92,470	222,551	1,338,157
Senior Vice President	2012	181,013	200,000	1,178,400	75,090	244,183	1,878,686
of Acquisitions	2011	178,559	175,000	2,815,080	64,736	198,301	3,431,676

(1)	Represents amounts paid in December 2013, 2012 and 2011 as bonuses for services in 2013, 2012 and 2011, respectively.

(2)	Reflects the aggregate grant date fair value of the phantom units granted computed in accordance with ASC Topic 718. See “Item 8. Financial Statements and Supplementary Data” for the assumptions used in estimating the grant date fair value of the phantom units granted in 2013 and 2012, and the performance units and phantom units granted in 2011.

(3)	Amounts in this column reflect the increase during 2013, 2012 and 2011 in the actuarial present value of the executive’s accumulated benefit under the Retirement Plan. We do not provide above market rates of return (defined by SEC rules as a rate that exceeds 120% of the federal long–term rate) under the Retirement Plan.

(4)	Represents cash distributions received on unvested phantom and performance units and, for Mr. Mercer and Dr. Gajdica, the amounts contributed by us to their 401(k) plans. In 2013, we contributed $33,915 and $33,500 to Mr. Mercer’s and Dr. Gajdica’s 401(k) plans, respectively. Any perquisites or other personal benefits received were less than $10,000.

Grants of Plan–Based Awards

The following table sets forth certain information with respect to grants of phantom units to our named executive officers in 2013. There were no grants of non–equity incentives or option awards.

Name	Grant Date	All Other Unit Awards: Number of Units (1)	Grant Date Fair Value of Unit Awards (2)
John B. Walker	December 2013	21,000	$670,320

Mark A. Houser	December 2013	21,000	670,320

Michael E. Mercer	December 2013	20,000	638,400

Ronald J. Gajdica	December 2013	20,000	638,400

(1)	These phantom units vest 25% each year beginning in January 2015.

(2)	Reflects the aggregate grant date fair value of the phantom units granted computed in accordance with ASC Topic 718. See “Item 8. Financial Statements and Supplementary Data” for the assumptions used in estimating the grant date fair value of the phantom units granted in 2013.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2013. There were no option awards outstanding.

Name	Number of Units That Have Not Yet Vested		Market Value of Units That Have Not Yet Vested (1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Yet Vested		Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Yet Vested (1)
John B. Walker	8,750	(2)	$3,655,958	30,000	(7)	$1,017,900
	27,500	(3)
	22,500	(4)
	28,000	(5)
	21,000	(6)

Mark A. Houser	7,750	(2)	3,367,553	20,000	(7)	678,600
	23,750	(3)
	18,750	(4)
	28,000	(5)
	21,000	(6)

Michael E. Mercer	6,750	(2)	2,901,015	16,000	(7)	542,880
	21,500	(3)
	17,250	(4)
	20,000	(5)
	20,000	(6)

Ronald J. Gajdica	7,500	(2)	2,765,295	16,000	(7)	542,880
	19,000	(3)
	15,000	(4)
	20,000	(5)
	20,000	(6)

(1)	Based on the closing price of our common units on December 31, 2013 of $33.93.

(2)	These phantom units vested in January 2014.

(3)	One–half of these phantom units vested in January 2014, with the remaining one–half vesting in January 2015.

(4)	One–third of these phantom units vested in January 2014, with one–third each vesting in January 2015 and January 2016.

(5)	These phantom units vested 25% in January 2014, with 25% each vesting in January 2015, January 2016 and January 2017.

(6)	These phantom units vest 25% each year beginning in January 2015.

(7)	The first tranche of these performance units was earned in September 2011 and vested 25% in January 2012 and 25% in January 2013, with 25% each vesting in January 2014 and January 2015. The remaining tranches will be earned if trading in our common units on the NASDAQ Global Market closes at greater than $85 per unit for the second tranche and $100 per unit for the third tranche for three consecutive days. Once earned, the performance units vest 25% each year beginning in January 2012.

Option Exercises and Units Vested

The following table sets forth certain information with respect to phantom units and performance units vested during 2013. There were no option awards that vested.

Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
John B. Walker	52,500	$3,083,850

Mark A. Houser	47,625	2,797,493

Michael E. Mercer	44,500	2,613,930

Ronald J. Gajdica	22,000	1,292,280

(1)	Represents the aggregate dollar amount realized on the date of vesting based on the market price of our common units on the NASDAQ Global Market on January 15, 2013.

Pension Benefits

The following table sets forth certain information with respect to the Retirement Plan:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During 2013	Contributions During 2013
Michael E. Mercer	3	$272,773	$–	$84,608

Ronald J. Gajdica	3	232,296	–	72,053

(1)	The present value of the accumulated benefit is based on the RP 2013 IRS Combined Static Mortality Table, the applicable interest rates under IRC Section 430(h)(2)(D) and age 62 normal retirement age. These assumptions are prescribed under ERISA and could be considered reasonable under accounting standards generally accepted in the United States.

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

The Retirement Plan is a tax–qualified plan subject to Internal Revenue Code provisions that, as of December 31, 2013, limit recognized annual compensation to $250,000 and the annual retirement benefit to $200,000.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan.

Termination of Employment and Change–in–Control Provisions

Mr. Mercer is party to an employment agreement with EV Management which provides him with post–termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive. The discussion below describes the varying amounts payable in each of these situations. It assumes, in each case, that Mr. Mercer’s termination was effective as of December 31, 2013. In presenting this disclosure, we describe amounts earned through December 31, 2013 and, in those cases where the actual amounts to be paid out can only be determined at the time of Mr. Mercer’s separation from EV Management, our estimates of the amounts which would be paid out to him upon his termination.

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

If Mr. Mercer's employment is involuntarily terminated by EV Management (except for cause or due to the death of the executive) or if his employment is terminated due to disability or retirement, EV Management is obligated to pay as additional compensation an amount in cash equal to 104 weeks of his base salary in effect as of the termination date. Assuming he was terminated as of December 31, 2013, this amount would have been $355,290. In addition, he is entitled to continued group health plan coverage following the termination date for him and his eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage. He shall not be required to pay more for COBRA coverage than officers who are then in active service for EV Management and receiving coverage under the plan. Assuming he was terminated as of December 31, 2013, this amount would have been $36,685.

In the event Mr. Mercer’s employment terminates within the 12–month period immediately following the effective date of a change in control other than by reason of death, disability or for cause, he will be entitled to receive payment of the compensation and benefits as set forth above and to become 100% fully vested in all unvested shares or units of equity compensation granted as of the effective date of the change in control. Assuming a change in control as of December 31, 2013, this amount would have been $355,290, representing 104 weeks of base salary, $2,901,015, representing vesting of unvested units and vesting of unearned units, and $36,685 representing COBRA coverage.

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

Provisions Under Phantom Unit and Performance Unit Award Agreements

Both the phantom unit award agreements and performance unit award agreements provide that any unvested units will vest upon Mr. Mercer’s death, disability, termination of employment other than for cause and upon a change of control. Assuming termination of employment or change of control as of December 31, 2013, the value of the awards would have been $2,901,015. If he resigns or his employment or is terminated for cause, all unvested units are forfeited. Upon vesting, the units may be paid in cash equal to the fair market value of the units on the date immediately preceding the vesting date, at the option of our general partner. The definitions of the terms such as “cause” and “change in control” in the award agreements are substantially similar to the definitions in the employment agreements.

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

In 2013, directors who were not officers or employees of EV Management, EnCap or their respective affiliates received an annual retainer of $40,000, with the chairmen of the audit committee and conflicts committee receiving an additional annual fee of $10,000 and the chairman of the compensation committee receiving an additional annual fee of $5,000. In addition, each non–employee director receives $1,000 per committee meeting attended ($500 if by phone) and is reimbursed for his out of pocket expenses in connection with attending meetings. We indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.

Each of the independent directors was awarded 2,000 phantom units in December 2013. Mr. Petersen, who is not an independent director because of his affiliations with EnCap, was awarded 1,700 phantom units in December 2013. These phantom units vest 25% each year beginning in January 2015.

The following table discloses the cash unit awards and other compensation earned, paid or awarded to each of EV Management’s directors during year ended December 31, 2013:

Name (1)	Fees Earned or Paid in Cash ($)	Unit Awards (2) ($)	All Other Compensation (3) ($)	Total
Victor Burk (4)	$59,000	$63,840	$21,807	$144,647
James R. Larson (4)	58,500	63,840	21,807	144,147
George Lindahl III (4)	54,000	63,840	21,807	139,647
Gary R. Petersen (4)	–	54,264	18,635	72,899

(1)	Messrs. Walker and Houser are not included in this table as they are employees of EnerVest and receive no compensation for their services as directors. Mr. Petersen is not an independent director because of his affiliations with EnCap and does not receive a cash director’s fee.

(2)	Reflects the aggregate grant date fair value of the phantom units granted in December 2013 computed in accordance with ASC Topic 718.

(3)	Reflects the dollar amount of compensation recognized for financial statement reporting purposes for 2013 for distributions paid on the unvested phantom units.

(4)	As of December 31, 2013, Messrs. Burk, Larson and Lindahl each have 9,094 equity awards outstanding and Mr. Petersen has 7,762 equity awards outstanding

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Based solely on a review of the copies of reports on Schedules 13D and 13G and amendments thereto furnished to us, we believe that there were no beneficial owners of more than 5% of our common units as of February 14, 2014 other than as set forth below.

The following table sets forth the beneficial ownership of our units as of February 14, 2014 held by:

•	each person who is known to us to beneficially own 5% or more of our outstanding common units;

•	each member of the Board of Directors of EV Management;

•	each named executive officer of EV Management; and

•	all directors and executive officers of EV Management as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
5% Beneficial Owner:
Robert J. Raymond (2)	3,720,386	7.7%
RR Advisors LLC
3953 Maple Avenue, Suite 180
Dallas, TX 75219

Piper Jaffray Companies (3)	3,485,195	7.2%
800 Nicollet Mall, Suite 800
Minneapolis, MN 55042

FMR LLC (4)	3,259,449	6.7%
245 Summer Street
Boston, MA 02210

Officers and Directors:
John B. Walker (5)	2,140,340	4.4%
Mark A. Houser (6)	805,230	1.7%
Michael E. Mercer	128,942	*
Ronald J. Gajdica	85,441	*
Ryan J. Flory	1,145	*
Victor Burk	15,343	*
James R. Larson	13,343	*
George Lindahl III (7)	64,343	*
Gary R. Petersen (8)	928,484	1.9%
All directors and executive officers as a group (10 persons)	4,182,611	8.6%

*     Less than 1%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 1001 Fannin Street, Suite 800, Houston, TX 77002.

(2)	All information in this table is based solely on a Schedule 13G filed on February 13, 2014 by the following persons (“Filing Parties”): Robert J. Raymond, RR Advisors, LLC, RCH Energy MLP Fund GP, L.P., RCH Energy MLP Fund, L.P., RCH Energy MLP Fund–A, L.P., RCH Energy Opportunity Fund II GP, L.P., RCH Energy Opportunity Fund II, L.P., and RCH Energy Long Alpha Fund, L.P. The Filing Parties report beneficial ownership over all or a portion of 3,675,386 common units. In addition, Robert J. Raymond reported the sole power to vote or to direct the voting of and the sole dispositive power over 45,000 of our common units set forth in the tale above. Each reporting person expressly disclaims (a) the existence of any group and (b) beneficial ownership with respect to any common units other than the common units owned of record by such reporting person.

(3)	All information in the table with respect to Piper Jaffray Companies (“Piper Jaffray”) is based solely on the Schedule 13G/A filed by Piper Jaffray with the SEC on February 14, 2014. According to the Schedule 13G/A, Advisory Research, Inc. (“ARI”), a wholly-owned subsidiary of FMR and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,485,195 common units, or approximately 7.2% of our outstanding common units, as a result of acting as investment advisor to various clients. Piper Jaffray may be deemed to be the beneficial owner of the common units through control of ARI. However, Piper Jaffray disclaims beneficial ownership of such units.

(4)	All information in the table with respect to FMR LLC (“FMR”) is based solely on the Schedule 13G/A filed by FMR with the SEC on February 14, 2014. According to the Schedule 13G/A, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,059,788 common units, or approximately 6.3% of our outstanding common units, as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR, through its control of Fidelity and the Funds, each has sole power to dispose of the 3,059,788 shares owned by the Funds. The Schedule 13G states that members of the family of Edward C. Johnson 3d, Chairman of FMR, representing 49% of the voting power of FMR may be deemed under the Investment Company Act of 1940 to form a controlling group with respect to FMR. According to the Schedule 13G/A, the Funds’ Boards of Trustees has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. In addition, Pyramis Global Advisors Trust Company ("PGATC"), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly–owned subsidiary of FMR and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 199,661 of our common units as a result of its serving as investment manager of institutional accounts owning such units. Edward C. Johnson 3d and FMR, through its control of PGATC, each has sole dispositive power over 199,661 common units and sole power to vote or to direct the voting of 199,661 common units owned by the institutional accounts managed by PGATC.

(5)	Includes 1,733,098 common units owned by John B. and Lisa A. Walker, L.P., 10,400 common units owned by Mr. Walker’s spouse and 700 common units owned by Mr. Walker’s children. Mr. Walker disclaims beneficial ownership of these common units. Also includes 155,600 common units owned by EnerVest. Mr. Walker, by virtue of his direct and indirect ownership of the limited liability company that acts as EnerVest’s general partner, may be deemed to beneficially own the common units owned by EnerVest.

(6)	Includes 320,488 common units owned by DSEA II, LP, a limited partnership of which Mr. Houser and his spouse manage the general partner and 190,800 common units owned by trusts for Mr. Houser’s children. Mr. Houser disclaims beneficial ownership of these common units.

(7)	Includes 20,000 common units owned by a trust for Mr. Lindahl’s daughters and 300 common units owned by Mr. Lindahl’s spouse. Mr. Lindahl disclaims beneficial ownership of these common units.

(8)	Includes 518,385 common units owned by EnCap Energy Capital Fund V, L.P. and 410,099 common units owned by EnCap V–B Acquisitions, L.P. EnCap V–B Acquisitions GP, LLC, as the general partner of EnCap V–B Acquisitions, L.P., EnCap Energy Capital Fund V–B, L.P., as the general partner of EnCap V–B Acquisitions GP, LLC, EnCap Equity Fund V GP, L.P., as the general partner of each of EnCap Energy Capital Fund V, L.P. and EnCap Energy Capital Fund V–B, L.P., EnCap Investments L.P., as the general partner of EnCap Equity Fund V GP, L.P., EnCap Investments GP, L.L.C., as the general partner of EnCap Investments L.P., RNBD GP LLC, as the sole member of EnCap Investments GP, L.L.C., may be deemed to share voting and dispositive control over the common units owned by EnCap Energy Capital Fund V, L.P. and EnCap V–B Acquisitions, L.P. Each of EnCap V–B Acquisitions GP, LLC, EnCap Energy Capital Fund V-B, L.P., EnCap Equity Fund V GP, L.P., EnCap Investments L.P., EnCap Investments GP, L.L.C., RNBD GP LLC, disclaim beneficial ownership of the securities in excess of such entity’s respective pecuniary interest in the securities. Gary R. Petersen is a member of RNBD GP LLC, and disclaims beneficial ownership of the securities owned by EnCap Energy Capital Fund V, L.P. and EnCap V-B Acquisitions, L.P.

Beneficial Ownership of Our General Partner

EV Management, the general partner of our general partner, is a limited liability company wholly owned by EnerVest, a limited partnership. Jones EnerVest Ltd., a limited partnership managed by its general partner, Jones–Tucker Corporation, whose directors are Jon Rex Jones, A.V. Jones, Jr. and Jean Jones Tucker, and members of EnerVest’s executive management team, including Mr. Walker and Mr. Houser, own substantially all of the partnership interests in EnerVest. The address for Jones EnerVest Ltd. and the members of EnerVest’s executive management team which own interests in EnerVest, is 1001 Fannin Street, Suite 800, Houston, Texas 77002.

Securities Authorized for Issuance under Equity Compensation Plans

The number of common units which we may issue under the Plan is 4.5 million. The following table summarizes information about our equity compensation plans as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,147,756	–	2,226,566
Equity compensation plans not approved by security holders	–	–	–
Total	1,147,756	–	2,266,566

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

During 2013, we paid EnerVest $10.0 million in monthly administrative fees under the omnibus agreement. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and includes a deduction for the value of the awards we issue to EnerVest employees (including Messrs. Walker and Houser) who perform services for us. We believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. The initial term of the omnibus agreement expired on December 31, 2013. In February 2014, EV Management and EnerVest extended the term of the omnibus agreement through December 2014.

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

During 2013, we reimbursed EnerVest approximately $17.1 million for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis.

Acquisitions with Institutional Partnerships Managed by EverVest

EnerVest is the general partner of institutional partnerships formed to acquire, develop and produce oil and natural gas properties. EnerVest generally has a 1% to 1.5% interest in the institutional partnerships that they manage, which increases to 20% following return of invested capital and a stated rate of return.

In November 2013, we, along with certain institutional partnerships managed by EnerVest, acquired natural gas properties in the Barnett Shale. We acquired a 31% proportional interest in these properties for an aggregate purchase price of $66.0 million, subject to customary purchase price adjustments.

The purchase price we paid for these properties was the same as the purchase price paid by these institutional partnerships, appropriately adjusted to reflect the interest acquired.

Overriding Royalty Interest Partnership

In 2011, we and certain institutional partnerships managed by EnerVest carved out a 7.5% ORRI from certain acres in Ohio (the "Underlying Properties"), which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership.  EnerVest is the general partner of this partnership.  The ORRI entitles the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties.  We own a 48% limited partner interest in the partnership. In 2013, we recognized $0.2 million of income from unconsolidated affiliates, and we received $0.2 million of distributions.

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

Long–Term Incentive Awards

We award phantom units under the Plan to employees of EverVest who provide services to us. These units are awarded to particular employees based on the recommendation of EnerVest’s senior management. During 2013, we awarded an aggregate of 0.2 million phantom units to such employees. The market value of these units on the date of grant was approximately $8.0 million.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of EV Management selected Deloitte & Touche LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2013. The audit committee’s charter requires the audit committee to approve in advance all audit and non–audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit–related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2013 were approved by the audit committee.

Fees approved to be paid to Deloitte & Touche LLP are as follows:

	2013		2012
Audit fees (1)	$1,025,000		$951,300
Audit–related fees	80,500	(2)	74,286	(3)
Tax fees	–		–
All other fees	–		–
Total	$1,105,500		$1,025,586

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)	Represents fees for our public equity offering in October 2013.

(3)	Represents fees for professional services provided in connection with our Form S–3 filing in March 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10–K.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our consolidated financial statements and related notes.

(3)	Exhibits

The exhibits listed below are filed or furnished as part of this report:

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Omnibus Agreement, dated September 29, 2006, by and among EnerVest Management Partners, Ltd., EV Management, LLC, EV Energy GP, L.P., EV Energy Partners, L.P., and EV Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.2	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and EnerVest Production Partners, L.P. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.3	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.4	EV Energy Partners, L.P. Long–Term Incentive Plan (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.5	Employment Agreement, dated October 1, 2006, by and between EV Management, LLC and Michael E. Mercer (incorporated by reference from Exhibit 10.7 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

+10.6	Omnibus Agreement Extension, dated February 25, 2014, by and between EnerVest, Ltd. and EV Energy GP, L.P.

*10.7	Form of EV Energy Partners, L.P. Incentive Unit Agreements (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.8	Underwriting Agreement dated as of March 4, 2011, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, RBC Capital Markets, LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Raymond James & Associates Inc., and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 10, 2011).

10.9	Second Amended and Restated Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

10.10	First Amendment dated December 21, 2011 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 27, 2011).

10.11	Second Amendment dated March 29, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 4, 2012).

10.12	Third Amendment dated September 27, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 3, 2012).

10.13	Amended and Restated Assignment Agreement dated October 1, 2012 between M3 Ohio Gathering LLC, Utica Gas Services, L.L.C., CGAS Properties, L.P. and Utica East Ohio Midstream L.L.C. (incorporated by reference from Exhibit 10.17 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.14	Fourth Agreement dated as of February 26, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.18 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.15	Fifth Agreement dated as of August 7, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–K filed with the SEC on August 9, 2013).

10.16	Underwriting Agreement dated as of October 18, 2013, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated and Credit Suisse Securities (USA) LLC as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 23, 2013).

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report.

+101	Interactive Data Files

*	Management contract or compensatory plan or arrangement

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: February 28, 2014	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/JOHN B. WALKER	Executive Chairman and Director	February 28, 2014
John B. Walker	(principal executive officer)

/s/MARK A. HOUSER	President, Chief Executive Officer and Director	February 28, 2014
Mark A. Houser

/s/MICHAEL E. MERCER	Senior Vice President and Chief Financial Officer	February 28, 2014
Michael E. Mercer	(principal financial officer)

/s/RYAN J. FLORY	Controller	February 28, 2014
Ryan J. Flory	(principal accounting officer)

/s/VICTOR BURK	Director	February 28, 2014
Victor Burk

/s/JAMES R. LARSON	Director	February 28, 2014
James R. Larson

/s/GEORGE LINDAHL III	Director	February 28, 2014
George Lindahl, III

/s/GARY R. PETERSEN	Director	February 28, 2014
Gary R. Petersen

EXHIBIT INDEX

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Omnibus Agreement, dated September 29, 2006, by and among EnerVest Management Partners, Ltd., EV Management, LLC, EV Energy GP, L.P., EV Energy Partners, L.P., and EV Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.2	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and EnerVest Production Partners, L.P. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.3	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.4	EV Energy Partners, L.P. Long–Term Incentive Plan (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.5	Employment Agreement, dated October 1, 2006, by and between EV Management, LLC and Michael E. Mercer (incorporated by reference from Exhibit 10.7 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

+10.6	Omnibus Agreement Extension, dated February 25, 2014, by and between EnerVest, Ltd. and EV Energy GP, L.P.

*10.7	Form of EV Energy Partners, L.P. Incentive Unit Agreements (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.8	Underwriting Agreement dated as of March 4, 2011, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, RBC Capital Markets, LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Raymond James & Associates Inc., and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 10, 2011).

10.9	Second Amended and Restated Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

10.10	First Amendment dated December 21, 2011 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 27, 2011).

10.11	Second Amendment dated March 29, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 4, 2012).

10.12	Third Amendment dated September 27, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 3, 2012).

10.13	Amended and Restated Assignment Agreement dated October 1, 2012 between M3 Ohio Gathering LLC, Utica Gas Services, L.L.C., CGAS Properties, L.P. and Utica East Ohio Midstream L.L.C. (incorporated by reference from Exhibit 10.17 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.14	Fourth Agreement dated as of February 26, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.18 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.15	Fifth Agreement dated as of August 7, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–K filed with the SEC on August 9, 2013).

10.26	Underwriting Agreement dated as of October 18, 2013, among EV Energy Partners, L.P., EV Energy GP, L.P., EV Management, LLC, EV Properties, L.P., EV Properties GP, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Raymond James & Associates, Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated and Credit Suisse Securities (USA) LLC as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 23, 2013).

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report.

+101	Interactive Data Files

*	Management contract or compensatory plan or arrangement

+	Filed herewith

