Form 10-Q
period 2014-03-31
EV Energy Partners, LP
filed 2014-05-12
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

YES ☐ NO ☑

As of May 2, 2014, the registrant had 48,572,019 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$9,515	$11,698
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	48,350	37,661
Related party	8,166	2,873
Other	193	1,111
Derivative asset	5,640	13,543
Other current assets	5,789	6,916
Assets held for sale	–	8,012
Total current assets	77,653	81,814

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; March 31, 2014, $595,947; December 31, 2013, $569,770	1,825,432	1,829,062
Other property, net of accumulated depreciation and amortization; March 31, 2014, $796; December 31, 2013, $754	1,223	1,259
Long–term derivative asset	23,822	29,088
Investments in unconsolidated affiliates	301,221	254,978
Other assets	7,319	8,782
Total assets	$2,236,670	$2,204,983

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,679	$46,876
Derivative liability	7,016	3,348
Liabilities related to assets held for sale	–	2,155
Total current liabilities	56,695	52,379

Asset retirement obligations	101,061	99,133
Long–term debt	1,046,319	980,297
Other long–term liabilities	959	1,241

Commitments and contingencies

Owners’ equity:
Common unitholders – 48,572,019 units and 48,349,080 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,044,066	1,083,718
General partner interest	(12,430)	(11,785)
Total owners’ equity	1,031,636	1,071,933
Total liabilities and owners’ equity	$2,236,670	$2,204,983

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Oil, natural gas and natural gas liquids revenues	$94,074	$72,669
Transportation and marketing–related revenues	1,265	1,033
Total revenues	95,339	73,702

Operating costs and expenses:
Lease operating expenses	25,395	26,094
Cost of purchased natural gas	970	743
Dry hole and exploration costs	318	417
Production taxes	3,523	2,916
Asset retirement obligations accretion expense	1,187	1,354
Depreciation, depletion and amortization	26,212	30,833
General and administrative expenses	12,298	12,622
Impairment of oil and natural gas properties	252	5,169
Gain on sales of oil and natural gas properties	(1,484)	–
Total operating costs and expenses	68,671	80,148

Operating income (loss)	26,668	(6,446)

Other (expense) income, net:
Loss on derivatives, net	(22,995)	(27,514)
Interest expense	(12,072)	(12,829)
Other income, net	54	187
Total other expense, net	(35,013)	(40,156)

Loss before income taxes and equity in income of unconsolidated affiliates	(8,345)	(46,602)

Income taxes	255	(177)

Loss before equity in income of unconsolidated affiliates	(8,090)	(46,779)

Equity in income of unconsolidated affiliates	1,837	198

Net loss	$(6,253)	$(46,581)

Net loss per limited partner unit:
Basic	$(0.14)	$(1.08)
Diluted	$(0.14)	$(1.08)

Weighted average limited partner units outstanding:
Basic	48,537	42,556
Diluted	48,537	42,556

Distributions declared per unit	$0.772	$0.768

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands, except number of units)

(Unaudited)

		General	Total
	Common	Partner	Owners’
	Unitholders	Interest	Equity

Balance, December 31, 2013	$1,083,718	$(11,785)	$1,071,933
Contribution from general partner	–	154	154
Distributions	(37,932)	(764)	(38,696)
Other	(5)	–	(5)
Equity–based compensation	4,413	90	4,503
Net loss	(6,128)	(125)	(6,253)
Balance, March 31, 2014	$1,044,066	$(12,430)	$1,031,636

		General	Total
	Common	Partner	Owners’
	Unitholders	Interest	Equity

Balance, December 31, 2012	$1,072,175	$(12,351)	$1,059,824
Conversion of 40,264 vested phantom units	2,365	–	2,365
Contributions from general partner	–	334	334
Distributions	(33,171)	(667)	(33,838)
Equity–based compensation	4,217	86	4,303
Net loss	(45,649))	(932)	(46,581)
Balance, March 31, 2013	$999,937	$(13,530)	$986,407

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(6,253)	$(46,581)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	1,187	1,354
Depreciation, depletion and amortization	26,212	30,833
Equity–based compensation cost	4,503	4,485
Impairment of oil and natural gas properties	252	5,169
Gain on sales of oil and natural gas properties	(1,484)	–
Loss on derivatives, net	22,995	27,514
Cash settlements of matured derivative contracts	(6,158)	11,439
Equity in income of unconsolidated affiliates	(1,837)	(198)
Distributions from unconsolidated affiliates	–	48
Other	176	644
Changes in operating assets and liabilities:
Accounts receivable	(15,064)	(4,527)
Other current assets	(931)	(27)
Accounts payable and accrued liabilities	9,154	11,351
Other, net	(120)	(119)
Net cash flows provided by operating activities	32,632	41,385

Cash flows from investing activities:
Final settlement of purchase price of oil and natural gas properties	–	7,998
Additions to oil and natural gas properties	(23,145)	(21,136)
Prepaid drilling costs	(2,032)	–
Proceeds from sale of oil and natural gas properties	7,315	–
Investments in unconsolidated affiliates	(44,424)	(68,345)
Distributions from unconsolidated affiliates	18	23
Net cash flows used in investing activities	(62,268)	(81,460)

Cash flows from financing activities:
Long–term debt borrowings	66,000	85,000
Contributions from general partner	154	334
Distributions paid	(38,696)	(33,838)
Other	(5)	–
Net cash flows provided by financing activities	27,453	51,496

(Decrease) increase in cash and cash equivalents	(2,183)	11,421
Cash and cash equivalents – beginning of period	11,698	7,486
Cash and cash equivalents – end of period	$9,515	$18,907

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Nature of Operations

EV Energy Partners, L.P. together with its wholly owned subsidiaries (“we,” “our” or “us”) is a publicly held limited partnership. Our general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of our general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company. EV Management is a wholly owned subsidiary of EnerVest, Ltd. (“EnerVest”), a Texas limited partnership. EnerVest and its affiliates also have a significant interest in us through their 71.25% ownership of EV Energy GP which, in turn, owns a 2% general partner interest in us and all of our incentive distribution rights.

We have two reportable segments: exploration and production and midstream. The exploration and production segment is responsible for the acquisition, development and production of the Partnership’s oil and natural gas properties. The midstream segment, which consists of the Partnership’s investments in Cardinal Gas Services, LLC (“Cardinal”) and Utica East Ohio Midstream LLC (“UEO”), is engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio.

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10–K for the year ended December 31, 2013.

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2014	2013

Liability awards	$–	$182
Equity awards	4,503	4,303
Total	$4,503	$4,485

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of March 31, 2014, there was $31.4 million of unrecognized compensation costs related to our unvested phantom units and performance units which is expected to be recognized over a weighted average period of 2.4 years.

NOTE 3. DIVESTITURES

In January 2014 and February 2014, we closed on additional sales of our Utica Shale acreage in Ohio and received aggregate proceeds of $1.5 million.

In January 2014, the assets and liabilities that were held for sale as of December 31, 2013 were sold for $5.8 million. In conjunction with the sale, we incurred an impairment charge of $0.2 million to write down these assets with a carrying amount of $6.0 million to their fair value of $5.8 million. This impairment charge was included in earnings for the three months ended March 31, 2014. The fair value was determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these assets.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The most significant of our investments in unconsolidated affiliates are Cardinal and UEO. We own 9% of Cardinal and 21% of UEO. Cardinal and UEO are engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio.

Summarized combined financial information for Cardinal and UEO is as follows:

	March 31,	December 31,
	2014	2013

Current assets	$108,385	$71,153
Noncurrent assets	1,725,732	1,528,518

Total assets	$1,834,117	$1,599,671

Current liabilities	$101,993	$145,006
Owner’s equity	1,732,124	1,454,665

Total liabilities and owner’s equity	$1,834,117	$1,599,671

	Three Months Ended
	March 31,
	2014	2013

Revenues	$42,189	$5,087
Operating income	13,897	2,369
Net income	13,934	2,396

As of March 31, 2014 and December 31, 2013, the excess of our investment over our equity in Cardinal and UEO is $10.1 million and $8.2 million, respectively.

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

We have elected not to designate any of our derivatives as hedging instruments. Accordingly, changes in the fair value of our derivatives are recorded immediately to operations as “Loss on derivatives, net” in our unaudited condensed consolidated statements of operations.

As of March 31, 2014, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price
Oil (MBbls):
Swaps – April 2014 to December 2014	1,139.7	$91.66
Swaps – 2015	1,095.0	89.56

Natural Gas (MmmBtus):
Swaps – April 2014 to December 2014	29,920.0	4.69
Swaps – 2015	36,317.5	4.94
Swaps – 2016	10,980.0	4.17

As of March 31, 2014, we had entered into interest rate swaps with the following terms:

	Notional	Floating	Fixed
Period Covered	Amount	Rate	Rate
April 2014 – July 2015	$110,000	1 Month LIBOR	3.315%

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the fair values and classification of our outstanding derivatives:

			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
Derivatives:
As of March 31, 2014:
Derivative asset	$18,453	$(12,813)	$5,640
Long–term derivative asset	23,873	(51)	23,822
Total	$42,326	$(12,864)	$29,462

As of December 31, 2013:
Derivative asset	$24,950	$(11,407)	$13,543
Long–term derivative asset	30,903	(1,815)	29,088
Total	$55,853	$(13,222)	$42,631

			Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheet	Balance Sheet
Derivatives:
As of March 31, 2014:
Derivative liability	$19,829	$(12,813)	$7,016
Long–term derivative liability	51	(51)	–
Total	$19,880	$(12,864)	$7,016

As of December 31, 2013:
Derivative liability	$14,755	$(11,407)	$3,348
Long–term derivative liability	1,815	(1,815)	–
Total	$16,570	$(13,222)	$3,348

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

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of March 31, 2014 and December 31, 2013, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the
		Reporting Period
		Quoted
		Prices in
		Active
		Markets	Significant	Significant
		for	Other	Unobservable
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2014:
Assets – Commodity contracts	$42,326	$–	$42,326	$–

Liabilities:
Commodity contracts	$15,628	$–	$15,628	$–
Interest rate swaps	4,252	–	4,252	–
Total	$19,880	$–	$19,880	$–

As of December 31, 2013:
Assets – Commodity contracts	$55,853	$–	$55,853	$–

Liabilities:
Commodity contracts	$11,560	$–	$11,560	$–
Interest rate swaps	5,010	–	5,010	–
Total	$16,570	$–	$16,570	$–

 Our derivatives consist of over–the–counter contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the three months ended March 31, 2014.

Impairment of Oil and Natural Gas Properties

In the three months ended March 31, 2014 and 2013, we incurred leasehold impairment charges of $0.1 million and $5.2 million.

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. The estimated fair value of our senior notes due 2019 was $520.6 million and $504.7 million at March 31, 2014 and December 31, 2013, respectively, which differs from the carrying value of $499.3 million at both March 31, 2014 and December 31, 2013. The fair value of the senior notes due 2019 was determined using Level 2 inputs.

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

	2014	2013
Balance as of January 1	$103,173	$104,684
Liabilities incurred	159	320
Accretion expense	1,187	1,354
Settlements and divestitures	(1,573)	(278)
Balance as of March 31	$102,946	$106,080

As of both March 31, 2014 and December 31, 2013, $1.9 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets. In addition, as of December 31, 2013, $2.2 million of our ARO is included in “Liabilities related to assets held for sale” in our unaudited condensed consolidated balance sheets.

NOTE 8. LONG–TERM DEBT

Credit Facility

As of March 31, 2014, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 3.5 to 1.0. As of March 31, 2014, we were in compliance with these financial covenants.

The facility does not require any repayments of amounts outstanding until it expires in April 2016. Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 2.93% and 3.22% at March 31, 2014 and 2013, repsectively).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of March 31, 2014, the borrowing base under the facility was $730.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties. In April 2014, the borrowing base under the facility was reaffirmed at $730.0 million.

We had $547.0 million and $481.0 million outstanding under the facility at March 31, 2014 and December 31, 2013, respectively.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

8.0% Senior Notes due 2019

Our senior notes due 2019 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither EV Energy Partners, L.P. nor Finance have independent assets or operations apart from the assets and operations of our subsidiaries.

The aggregate carrying amount of our senior notes due 2019 was $499.3 million at both March 31, 2014 and December 31, 2013, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements, and no amounts have been accrued at March 31, 2014 or December 31, 2013.

NOTE 10. OWNERS’ EQUITY

Units Outstanding

At March 31, 2014, owners’ equity consists of 48,572,019 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Issuance of Units

In January 2014, we issued 0.2 million common units related to the vesting of equity–based awards. In conjunction with the vesting of these units, we received a contribution of $0.2 million by our general partner to maintain its 2% interest in us.

Cash Distributions

On January 31, 2014, the board of directors of EV Management declared a $0.771 per unit distribution for the fourth quarter of 2013 on all common units. The distribution of $38.7 million was paid on February 14, 2014 to unitholders of record at the close of business on February 10, 2014.

On April 29, 2014, the board of directors of EV Management declared a $0.772 per unit distribution for the first quarter of 2014 on all common units. The distribution of $38.7 million is to be paid on May 15, 2014 to unitholders of record at the close of business on May 9, 2014.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 11. NET LOSS PER LIMITED PARTNER UNIT

The following sets forth the calculation of net loss per limited partner unit:

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(6,253)	$(46,581)
General partner’s 2% interest in net loss	125	932
Net loss attributable to unvested phantom units	(483)	(498)
Limited partners’ interest in net loss	$(6,611)	$(46,147)

Weighted average limited partner units outstanding:
Denominator for basic net loss per limited partner unit – common units	48,537	42,556
Dilutive units (1)	–	–
Total	48,537	42,556

Net loss per limited partner unit:
Basic	$(0.14)	$(1.08)
Diluted	$(0.14)	$(1.08)

(1)	Phantom units totaling 0.7 million and 0.6 million units were not included in the computation of diluted net loss per limited partner unit for the three months ended March 31, 2014 and 2013, respectively, because the effect would have been anti–dilutive.

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $3.0 million and $2.5 million in the three months ended March 31, 2014 and 2013, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest approximately $4.5 million and $4.3 million in the three months ended March 31, 2014 and 2013, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

In 2011, we and certain institutional partnerships managed by EnerVest carved out 7.5% overriding royalty interests ("ORRI") from certain acres in Ohio (the "Underlying Properties"), which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership.  EnerVest is the general partner of this partnership.  The ORRI entitles the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties.  We own a 48% limited partner interest in the partnership and account for our investment using the equity method of accounting. We recognized $0.1 million and $0.03 million of income from unconsolidated affiliates in the three months ended March 31, 2014 and 2013, respectively, and we received $0.05 million of distributions in the three months ended March 31, 2013.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Three Months Ended
	March 31,
	2014	2013

Supplemental cash flows information – cash paid for interest, net of capitalized interest of $1,939 and $798 at March 31, 2014 and 2013, respectively	$1,105	$1,643

	As of March 31,
	2014	2013
Noncash transaction – costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$13,100	$16,281

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
Costs for additions to oil and natural gas properties	$13,100	$19,450
Lease operating expenses	7,565	7,793
Interest	18,800	8,701
Production and ad valorem taxes	3,948	4,862
General and administrative expenses	2,054	2,082
Current portion of ARO	1,885	1,885
Derivative settlements	1,705	1,443
Other	622	660
Total	$49,679	$46,876

NOTE 14. SEGMENT INFORMATION

We have two reportable segments: exploration and production and midstream. Our exploration and production segment is responsible for the acquisition, development and production of our oil and natural gas properties. Our midstream segment, which consists of Cardinal and UEO, is accounted for using the equity method of accounting and is engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio. All of our operations are located in the United States.

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Summarized financial information for our reporting segments is shown below:

	Exploration and Production	Midstream	Consolidated Total

Three months ended March 31, 2014:
Total revenues	$95,339	$–	$95,339
Segment profit	65,133	–	65,133
Equity in income of unconsolidated affiliates	120	1,717	1,837

Three months ended March 31, 2013:
Total revenues	73,702	–	73,702
Segment profit	43,532	–	43,532
Equity in income of unconsolidated affiliates	46	152	198

As of March 31, 2014:
Total assets	1,935,846	300,824	2,236,670

As of December 31, 2013:
Total assets	1,950,300	254,683	2,204,983

The following table reconciles the segment profits reported above to loss before income taxes and equity in income of unconsolidated affiliates:

	Three Months Ended
	March 31,
	2014	2013
Segment profit	$65,133	$43,532
Asset retirement obligations accretion expense	(1,187)	(1,354)
Depreciation, depletion and amortization	(26,212)	(30,833)
General and administrative expenses	(12,298)	(12,622)
Impairment of oil and natural gas properties	(252)	(5,169)
Gain on sales of oil and natural gas properties	1,484	–
Loss on derivatives, net	(22,995)	(27,514)
Interest expense	(12,072)	(12,829)
Other income	54	187
Loss before income taxes and equity in income of unconsolidated affiliates	$(8,345)	$(46,602)

NOTE 15. NEW ACCOUNTING STANDARDS

No new accounting pronouncements issued or effective during the three months ended March 31, 2014 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2013.

OVERVIEW

We are a Delaware limited partnership formed in April 2006 by EnerVest to acquire, produce and develop oil and natural gas properties. Our general partner is EV Energy GP, a Delaware limited partnership, and the general partner of our general partner is EV Management, a Delaware limited liability company.

We have two reportable segments: exploration and production and midstream. Our exploration and production segment is responsible for the acquisition, development and production of our oil and natural gas properties. Our midstream segment, which consists of our investments in Cardinal and UEO, is engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio. We account for our investments in Cardinal and UEO using the equity method of accounting.

Our oil and natural gas properties are located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid-Continent area in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Monroe Field in Northern Louisiana, Central and East Texas (which includes the Austin Chalk area), the San Juan Basin, Michigan, and the Permian Basin. As of December 31, 2013, we had estimated net proved reserves of 13.1 MMBbls of oil, 819.7 Bcf of natural gas and 48.9 MMBbls of natural gas liquids, or 1,191.6 Bcfe, and a standardized measure of $1,039.8 million.

CURRENT DEVELOPMENTS

In January 2014 and February 2014, we closed on additional sales of our Utica Shale acreage in Ohio and received aggregate proceeds of $1.5 million.

In January 2014, the assets and liabilities that were held for sale as of December 31, 2013 were sold for $5.8 million.

In the three months ended March 31, 2014, we invested $44.4 million in our midstream segment.

BUSINESS ENVIRONMENT

Our primary business objective is to provide stability and growth in cash distributions per unit over time. The amount of cash we can distribute on our units principally depends upon the amount of cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the prices at which we will sell our oil, natural gas liquids and natural gas production;

•	our ability to hedge commodity prices;

•	the distributions that we may receive from our interests in Cardinal and UEO

•	the amount of oil, natural gas liquids and natural gas we produce; and

•	the level of our operating and administrative costs.

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

In order to mitigate the impact of changes in prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. By removing a significant portion of this price volatility on our future production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flows from operations for those periods. If commodity prices are depressed for an extended period of time, it could alter our acquisition and development plans, and adversely affect our growth strategy and ability to access additional capital in the capital markets.

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

Cardinal and UEO generate revenues from fees charged for gathering, compressing, processing, fractionating and storing natural gas and natural gas liquids. The primary drivers of revenues are the capacity of our midstream facilities and the production available for gathering, processing and fractionating. As we account for our investments in Cardinal and UEO using the equity method of accounting, our proportionate share of their revenues or expenses is reflected in “Equity in income of unconsolidated affiliates” in our unaudited condensed consolidated statements of operations.

Utica Shale

Primarily through acquisitions completed in 2009 and 2010, we hold over 170,000 net working interest acres in Pennsylvania and Ohio and an approximate 2% average ORRI in 880,000 gross acres in Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. At March 31, 2014, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area.

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

In mid–2012, we initiated the process for the monetization of a majority of our working interest acres related to the Utica Shale, and in 2013, we, along with certain institutional partnerships managed by EnerVest, signed agreements to divest a portion of our Utica Shale acreage in Ohio. Through March 2014, we have closed on sales with proceeds of $45.6 million for these acres, and we expect additional closings on these acres in 2014. Additional monetizations could take many forms, and we cannot at this time predict the type of transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our additional efforts to monetize the Utica Shale properties, it may take longer to complete the divestiture process than we expect, or we may decide to delay the monetization of all or a portion of the Utica Shale properties.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
Production data:
Oil (MBbls)	265	263
Natural gas liquids (MBbls)	550	503
Natural gas (MMcf)	10,836	10,267
Net production (MMcfe)	15,725	14,864
Average sales price per unit:
Oil (Bbl)	$94.21	$93.47
Natural gas liquids (Bbl)	33.49	30.38
Natural gas (Mcf)	4.68	3.20
Mcfe	5.98	4.89
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.61	$1.76
Production taxes	0.22	0.20
Total	1.83	1.96
Depreciation, depletion and amortization	1.67	2.07
General and administrative expenses	0.78	0.85

Net loss for the three months ended March 31, 2014 was $6.3 million compared with $46.6 million for the three months ended March 31, 2013. The significant factors in this change were (i) a $21.6 million increase in total revenues; (ii) a $4.9 million decrease in impairments of our oil and natural gas properties; (iii) a $4.6 million decrease in depreciation, depletion and amortization (“DD&A”); (iv) a $4.5 million favorable change in loss on derivatives, net; and (v) a $1.6 million increase in equity in income of unconsolidated affiliates.

Oil, natural gas and natural gas liquids revenues for the three months ended March 31, 2014 totaled $94.1 million, an increase of $21.4 million compared with the three months ended March 31, 2013. This was the result of increases of $17.0 million related to higher prices for oil, natural gas and natural gas liquids and $4.4 million related to increased production.

Lease operating expenses for the three months ended March 31, 2014 decreased $0.7 million compared with the three months ended March 31, 2013 as the result of $2.1 million from a lower unit cost per Mcfe, primarily related to decreased gathering costs at our Barnett Shale oil and natural gas properties, offset by $1.4 million related to our expanded development drilling program. Lease operating expenses per Mcfe were $1.61 in the three months ended March 31, 2014 compared with $1.76 in the three months ended March 31, 2013.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for the three months ended March 31, 2014 increased $0.6 million compared with the three months ended March 31, 2013 primarily due to increased oil, natural gas and natural gas liquids revenues. Production taxes for the three months ended March 31, 2014 were $0.22 per Mcfe compared with $0.20 per Mcfe for the three months ended March 31, 2013.

DD&A for the three months ended March 31, 2014 decreased $4.6 million compared with the three months ended March 31, 2013 due to $6.0 million from a lower average DD&A rate per Mcfe offset by $1.4 million from increased production. The lower average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates and the decrease in the carrying value of our oil and natural gas properties from the impact of the impairments that were recognized in 2013. Depreciation, depletion and amortization for the three months ended March 31, 2014 was $1.67 per Mcfe compared with $2.07 per Mcfe for the three months ended March 31, 2013.

General and administrative expenses for the three months ended March 31, 2014 totaled $12.3 million, a decrease of $0.3 million compared with the three months ended March 31, 2013. This decrease is primarily the result of $1.0 million of lower compensation costs primarily related to the vesting of our phantom units issued under our equity–based compensation plan offset by $0.5 million of higher fees paid to EnerVest under the omnibus agreement and $0.2 million related to a general increase in costs. General and administrative expenses were $0.78 per Mcfe in the three months ended March 31, 2014 compared with $0.85 per Mcfe in the three months ended March 31, 2013.

In the three months ended March 31, 2014, we incurred impairment charges of $0.3 million, of which $0.2 million related to a charge to write down assets held for sale to their fair value and $0.1 million related to leasehold impairment charges. In the three months ended March 31, 2013, we incurred leasehold impairment charges of $5.2 million.

Loss on derivatives, net was $23.0 million for the three months ended March 31, 2014 compared with $27.5 million for the three months ended March 31, 2013. This change was attributable to increases in future oil and natural gas prices. The 12 month forward price at March 31, 2014 for oil averaged $97.33 per Bbl compared with $95.66 per Bbl at Decmeber 31, 2013, and the 12 month forward price at March 31, 2014 for natural gas averaged $4.50 per MmBtu compared with $4.19 at December 31, 2013. The 12 month forward price at March 31, 2013 for oil averaged $96.21 per Bbl compared with $93.09 at December 31, 2012, and the 12 month forward prices at March 31, 2013 for natural gas averaged $4.17 per MmBtu compared with $3.54 at December 31, 2012.

Interest expense for the three months ended March 31, 2014 decreased $0.7 million compared with the three months ended March 31, 2013 due to an increase in capitalized interest of $1.1 million and $0.9 million from a lower weighted effective interest rate offset by $1.3 million from a higher weighted average long–term debt balance.

Equity in income of unconsolidated affiliates was $1.8 million for the three months ended March 31, 2014 compared with $0.2 million for the three months ended March 31, 2013. The significant factor in the increase was that both Cardinal and UEO have begun operations and are continuing to increase throughput as more wells come on line.

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

Long–term Debt

As of March 31, 2014, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of March 31, 2014, the borrowing base was $730.0 million, and we had $547.0 million outstanding. In April 2014, the borrowing base under the facility was reaffirmed at $730.0 million.

As of March 31, 2014, we have $500.0 million in aggregate principal amount outstanding of 8.0% senior notes due 2019. As of March 31, 2014, the aggregate carrying amount of the senior notes due 2019 was $499.3 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein.

Cash and Short–term Investments

At March 31, 2014, we had $9.5 million of cash and short–term investments, which included $4.3 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of March 31, 2014, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three Months Ended March 31,
	2014	2013
Operating activities	$32,632	$41,385
Investing activities	(62,268)	(81,460)
Financing activities	27,453	51,496

Operating Activities

Cash flows from operating activities provided $32.6 million and $41.4 million in the three months ended March 31, 2014 and 2013, respectively. The significant factors in the change were a $21.4 million increase in our oil, natural gas and natural gas liquids revenues offset by $17.6 million of decreased cash settlements from our matured derivative contracts and an increase in working capital, primarily related to higher accounts receivable from our higher oil, natural gas and natural gas liquids revenues..

Investing Activities

During the three months ended March 31, 2014, we spent $23.1 million for additions to our oil and natural gas properties and increased our investment in unconsolidated affiliates by $44.4 million. In addition, we received $7.3 million in proceeds from the sale of oil and natural gas properties.

During the three months ended March 31, 2013, we spent $21.1 million for additions to our oil and natural gas properties and increased our investment in unconsolidated affiliates by $68.3 million. In addition, we received $8.0 million in final purchase price settlements related to our August 2012 acquisition of additional working interests in acreage in Ohio.

Financing Activities

During the three months ended March 31, 2014, we received $66.0 million from borrowings under our credit facility and paid distributions of $38.7 million to holders of our common units, phantom units and our general partner.

During the three months ended March 31, 2013, we received $85.0 million from borrowings under our credit facility and paid distributions of $33.8 million to holders of our common units, phantom units and our general partner.

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

 The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward–looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information. We do not undertake any obligation to update or revise publicly any forward–looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Form 10–Q including, but not limited to:

•	fluctuations in prices of oil, natural gas and natural gas liquids;

•	significant disruptions in the financial markets;

•	future capital requirements and availability of financing;

•	our limited control over operations in our midstream business:

•	uncertainty inherent in estimating our reserves;

•	risks associated with drilling and operating wells;

•	discovery, acquisition, development and replacement of reserves;

•	cash flows and liquidity;

•	timing and amount of future production of oil, natural gas and natural gas liquids;

•	availability of drilling and production equipment;

•	marketing of oil, natural gas and natural gas liquids;

•	developments in oil and natural gas producing countries;

•	competition;

•	general economic conditions;

•	governmental regulations;

•	activities taken or non–performance by third parties, including suppliers, contractors, operators, transporters and purchasers of our production and counterparties to our derivative financial instruments;

•	hedging decisions, including whether or not to enter into derivative financial instruments;

•	actions of third party co–owners of interest in properties in which we also own an interest;

•	fluctuations in interest rates and the value of the U.S. dollar in international currency markets; and

•	our ability to effectively integrate companies and properties that we acquire.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2016. As of March 31, 2014, we have commodity contracts covering approximately 54% of our production attributable to our estimated net proved reserves from April 2014 through December 2016, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at March 31, 2014 was a net asset of $26.7 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $53.9 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the three months ended March 31, 2014 would have increased by approximately $1.3 million. The fair value of our interest rate swaps at March 31, 2014 was a liability of $4.3 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $1.4 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, we continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10–K for the year ended December 31, 2013.

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

EV Energy Partners, L.P.
(Registrant)

Date: May 9, 2014	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+ Filed herewith