Form 10-Q
period 2014-06-30
EV Energy Partners, LP
filed 2014-08-11
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

YES ☐ NO ☑

As of August 1, 2014, the registrant had 48,572,019 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$18,665	$11,698
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	45,760	37,661
Related party	8,681	2,873
Other	182	1,111
Derivative asset	6,015	13,543
Other current assets	4,908	6,916
Assets held for sale	–	8,012
Total current assets	84,211	81,814

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; June 30, 2014, $620,939; December 31, 2013, $569,770	1,826,003	1,829,062
Other property, net of accumulated depreciation and amortization; June 30, 2014, $837; December 31, 2013, $754	1,183	1,259
Long–term derivative asset	11,494	29,088
Investments in unconsolidated affiliates	343,198	254,978
Other assets	6,736	8,782
Total assets	$2,272,825	$2,204,983

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$47,603	$46,876
Derivative liability	6,486	3,348
Liabilities related to assets held for sale	–	2,155
Total current liabilities	54,089	52,379

Asset retirement obligations	102,037	99,133
Long–term debt	1,124,342	980,297
Long–term derivative liability	997	–
Other long–term liabilities	908	1,241

Commitments and contingencies

Owners’ equity:
Common unitholders – 48,572,019 units and 48,349,080 units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,003,696	1,083,718
General partner interest	(13,244)	(11,785)
Total owners’ equity	990,452	1,071,933
Total liabilities and owners’ equity	$2,272,825	$2,204,983

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Oil, natural gas and natural gas liquids revenues	$88,125	$80,332	$182,199	$153,001
Transportation and marketing–related revenues	1,235	1,270	2,500	2,303
Total revenues	89,360	81,602	184,699	155,304

Operating costs and expenses:
Lease operating expenses	26,028	26,217	51,423	52,311
Cost of purchased natural gas	942	951	1,912	1,694
Dry hole and exploration costs	1,653	902	1,971	1,319
Production taxes	2,957	2,924	6,480	5,840
Asset retirement obligations accretion expense	1,203	1,205	2,390	2,559
Depreciation, depletion and amortization	25,026	27,670	51,238	58,503
General and administrative expenses	12,749	9,121	25,047	21,743
Impairment of oil and natural gas properties	1,069	2,829	1,321	7,998
Gain on sales of oil and natural gas properties	–	–	(1,484)	–
Total operating costs and expenses	71,627	71,819	140,298	151,967

Operating income	17,733	9,783	44,401	3,337

Other (expense) income, net:
(Loss) gain on derivatives, net	(17,817)	34,747	(40,812)	7,233
Interest expense	(12,445)	(11,604)	(24,517)	(24,433)
Other income, net	87	55	141	242
Total other (expense) income, net	(30,175)	23,198	(65,188)	(16,958)

(Loss) income before income taxes and equity in income of unconsolidated affiliates	(12,442)	32,981	(20,787)	(13,621)

Income taxes	78	(216)	333	(393)

(Loss) income before equity in income of unconsolidated affiliates	(12,364)	32,765	(20,454)	(14,014)

Equity in income of unconsolidated affiliates	3,341	89	5,178	287

Net (loss) income	$(9,023)	$32,854	$(15,276)	$(13,727)

Net (loss) income per limited partner unit:
Basic	$(0.19)	$0.74	$(0.33)	$(0.34)
Diluted	$(0.19)	$0.74	$(0.33)	$(0.34)

Weighted average limited partner units outstanding:
Basic	48,572	42,599	48,555	42,578
Diluted	48,572	42,659	48,555	42,578

Distributions declared per unit	$0.773	$0.769	$1.545	$1.537

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands, except number of units)

(Unaudited)

		General	Total
	Common	Partner	Owners’
	Unitholders	Interest	Equity

Balance, December 31, 2013	$1,083,718	$(11,785)	$1,071,933
Contribution from general partner	–	154	154
Distributions	(75,883)	(1,529)	(77,412)
Other	(5)	–	(5)
Equity–based compensation	10,837	221	11,058
Net loss	(14,971)	(305)	(15,276)
Balance, June 30, 2014	$1,003,696	$(13,244)	$990,452

		General	Total
	Common	Partner	Owners’
	Unitholders	Interest	Equity

Balance, December 31, 2012	$1,072,175	$(12,351)	$1,059,824
Conversion of 40,264 vested phantom units	2,365	–	2,365
Contributions from general partner	–	334	334
Distributions	(66,386)	(1,335)	(67,721)
Equity–based compensation	8,429	172	8,601
Net loss	(13,452)	(275)	(13,727)
Balance, June 30, 2013	$1,003,131	$(13,455)	$989,676

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(15,276)	$(13,727)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset retirement obligations accretion expense	2,390	2,559
Depreciation, depletion and amortization	51,238	58,503
Equity–based compensation cost	11,058	8,783
Impairment of oil and natural gas properties	1,321	7,998
Gain on sales of oil and natural gas properties	(1,484)	–
Loss (gain) on derivatives, net	40,812	(7,233)
Cash settlements of matured derivative contracts	(11,555)	16,388
Equity in income of unconsolidated affiliates	(5,178)	(287)
Distributions from unconsolidated affiliates	112	62
Other	1,398	1,411
Changes in operating assets and liabilities:
Accounts receivable	(12,978)	(5,044)
Other current assets	(813)	(2,300)
Accounts payable and accrued liabilities	2,478	3,494
Other, net	(243)	(200)
Net cash flows provided by operating activities	63,280	70,407

Cash flows from investing activities:
Final settlement of purchase price of oil and natural gas properties	–	7,998
Additions to oil and natural gas properties	(44,865)	(51,808)
Prepaid drilling costs	(2,346)	–
Proceeds from sale of oil and natural gas properties	7,315	–
Investments in unconsolidated affiliates	(83,188)	(118,446)
Distributions from unconsolidated affiliates	34	27
Net cash flows used in investing activities	(123,050)	(162,229)

Cash flows from financing activities:
Long–term debt borrowings	144,000	160,000
Contributions from general partner	154	334
Distributions paid	(77,412)	(67,721)
Other	(5)	–
Net cash flows provided by financing activities	66,737	92,613

Increase in cash and cash equivalents	6,967	791
Cash and cash equivalents – beginning of period	11,698	7,486
Cash and cash equivalents – end of period	$18,665	$8,277

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

We have two reportable segments: exploration and production and midstream. The exploration and production segment is responsible for the acquisition, development and production of the Partnership’s oil and natural gas properties. The midstream segment, which consists of our investments in Cardinal Gas Services, LLC (“Cardinal”) and Utica East Ohio Midstream LLC (“UEO”), is engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio.

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

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Liability awards	$–	$–	$–	$182
Equity awards	6,555	4,297	11,058	8,601
Total	$6,555	$4,297	$11,058	$8,783

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of June 30, 2014, there was $24.8 million of unrecognized compensation costs related to our unvested phantom units and performance units which is expected to be recognized over a weighted average period of 2.3 years.

NOTE 3. DIVESTITURES

In January 2014 and February 2014, we closed on additional sales of our Utica Shale acreage in Ohio and received aggregate proceeds of $1.5 million.

In January 2014, the assets and liabilities that were held for sale as of December 31, 2013 were sold for $5.8 million. In conjunction with the sale, we incurred an additional impairment charge of $0.2 million to write down these assets with a carrying amount of $6.0 million to their fair value of $5.8 million. This impairment charge was included in earnings for the six months ended June 30, 2014. The fair value was determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these assets.

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

Summarized combined financial information for Cardinal and UEO is as follows:

	June 30,	December 31,
	2014	2013

Current assets	$130,001	$71,153
Noncurrent assets	1,924,315	1,528,518

Total assets	$2,054,316	$1,599,671

Current liabilities	$102,416	$145,006
Owner’s equity	1,951,900	1,454,665

Total liabilities and owner’s equity	$2,054,316	$1,599,671

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$59,606	$7,141	$101,795	$12,228
Operating income	23,504	2,536	37,401	4,910
Net income	23,537	2,575	37,468	4,971

As of June 30, 2014 and December 31, 2013, the excess of our investment over our equity in Cardinal and UEO is $12.5 million and $8.2 million, respectively.

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

We have elected not to designate any of our derivatives as hedging instruments. Accordingly, changes in the fair value of our derivatives are recorded immediately to operations as “(Loss) gain on derivatives, net” in our unaudited condensed consolidated statements of operations.

As of June 30, 2014, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price
Oil (MBbls):
Swaps – July 2014 to December 2014	757.5	$92.61
Swaps – 2015	1,277.5	90.28
Swap – 2016	109.8	88.90

Natural Gas (MmmBtus):
Swaps – July 2014 to December 2014	20,019.2	4.68
Swaps – 2015	36,317.5	4.94
Swaps – 2016	10,980.0	4.17

As of June 30, 2014, we had entered into interest rate swaps with the following terms:

	Notional	Floating	Fixed
Period Covered	Amount	Rate	Rate
July 2014 – July 2015	$110,000	1 Month LIBOR	3.315%

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the fair values and classification of our outstanding derivatives:

			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
Derivatives:
As of June 30, 2014:
Derivative asset	$21,985	$(15,970)	$6,015
Long–term derivative asset	14,459	(2,965)	11,494
Total	$36,444	$(18,935)	$17,509

As of December 31, 2013:
Derivative asset	$24,950	$(11,407)	$13,543
Long–term derivative asset	30,903	(1,815)	29,088
Total	$55,853	$(13,222)	$42,631

			Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheet	Balance Sheet
Derivatives:
As of June 30, 2014:
Derivative liability	$22,456	$(15,970)	$6,486
Long–term derivative liability	3,962	(2,965)	997
Total	$26,418	$(18,935)	$7,483

As of December 31, 2013:
Derivative liability	$14,755	$(11,407)	$3,348
Long–term derivative liability	1,815	(1,815)	–
Total	$16,570	$(13,222)	$3,348

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

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of June 30, 2014 and December 31, 2013, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the
		Reporting Period
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2014:
Assets – Commodity contracts	$36,444	$–	$36,444	$–

Liabilities:
Commodity contracts	$22,987	$–	$22,987	$–
Interest rate swaps	3,431	–	3,431	–
Total	$26,418	$–	$26,418	$–

As of December 31, 2013:
Assets – Commodity contracts	$55,853	$–	$55,853	$–

Liabilities:
Commodity contracts	$11,560	$–	$11,560	$–
Interest rate swaps	5,010	–	5,010	–
Total	$16,570	$–	$16,570	$–

Our derivatives consist of over–the–counter contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the three months ended June 30, 2014.

Impairment of Oil and Natural Gas Properties

We incurred leasehold impairment charges of $1.1 million and $2.8 million in the three months ended June 30, 2014 and 2013, respectively, and $1.2 million and $8.0 million in the six months ended June 30, 2014 and 2013, respectively.

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. The estimated fair value of our senior notes due 2019 was $524.4 million and $504.7 million at June 30, 2014 and December 31, 2013, respectively, which differs from the carrying value of $499.3 million at both June 30, 2014 and December 31, 2013. The fair value of the senior notes due 2019 was determined using Level 2 inputs.

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

	2014	2013
Balance as of January 1	$103,173	$104,684
Liabilities incurred	393	533
Accretion expense	2,390	2,559
Settlements and divestitures	(2,034)	(533)
Balance as of June 30	$103,922	$107,243

As of both June 30, 2014 and December 31, 2013, $1.9 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets. In addition, as of December 31, 2013, $2.2 million of our ARO is included in “Liabilities related to assets held for sale” in our unaudited condensed consolidated balance sheets.

NOTE 8. LONG–TERM DEBT

Credit Facility

As of June 30, 2014, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense of no greater than 3.5 to 1.0. As of June 30, 2014, we were in compliance with these financial covenants.

The facility does not require any repayments of amounts outstanding until it expires in April 2016. Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 2.99% and 3.1% at June 30, 2014 and 2013, respectively).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of June 30, 2014, the borrowing base under the facility was $730.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

We had $625.0 million and $481.0 million outstanding under the facility at June 30, 2014 and December 31, 2013, respectively.

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

The aggregate carrying amount of our senior notes due 2019 was $499.3 million at both June 30, 2014 and December 31, 2013, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements, and no amounts have been accrued at June 30, 2014 or December 31, 2013.

NOTE 10. OWNERS’ EQUITY

Units Outstanding

At June 30, 2014, owners’ equity consists of 48,572,019 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Issuance of Units

In January 2014, we issued 0.2 million common units related to the vesting of equity–based awards. In conjunction with the vesting of these units, we received a contribution of $0.2 million by our general partner to maintain its 2% interest in us.

Cash Distributions

The following sets forth the distributions we paid during the six months ended June 30, 2014:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 14, 2014	October 1, 2013 – December 31, 2013	$0.771	$38,696
May 15, 2014	January 1, 2014 – March 31, 2014	0.772	38,716
			$77,412

On July 29, 2014, the board of directors of EV Management declared a $0.773 per unit distribution for the second quarter of 2014 on all common units. The distribution of $38.8 million is to be paid on August 14, 2014 to unitholders of record at the close of business on August 8, 2014.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 11. NET (LOSS) INCOME PER LIMITED PARTNER UNIT

The following sets forth the calculation of net (loss) income per limited partner unit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net (loss) income	$(9,023)	$32,854	$(15,276)	$(13,727)
General partner’s 2% interest in net (loss) income	180	(657)	305	275
Net (loss) income attributable to unvested phantom units	(454)	(499)	(937)	(998)
Limited partners’ interest in net (loss) income	$(9,297)	$31,698	$(15,908)	$(14,450)

Weighted average limited partner units outstanding:
Denominator for basic net (loss) income per limited partner unit – common units	48,572	42,599	48,555	42,578
Dilutive units (1)	–	60	–	–
Total	48,572	42,659	48,555	42,578

Net (loss) income per limited partner unit:
Basic	$(0.19)	$0.74	$(0.33)	$(0.34)
Diluted	$(0.19)	$0.74	$(0.33)	$(0.34)

(1)	Unearned performance units totaling 0.2 million units were not included in the computation of diluted net (loss) income per limited partner unit for the three months and six months ended June 30, 2014 and the six months ended June 30, 2013 because the effect would have been anti–dilutive.

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $3.0 million and $2.5 million in the three months ended June 30, 2014 and 2013, respectively, and $6.0 million and $5.0 million in the six months ended June 30, 2014 and 2013, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest approximately $3.8 million and $3.6 million in the three months ended June 30, 2014 and 2013, respectively, and $8.3 million and $7.8 million in the six months ended June 30, 2014 and 2013, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

In 2011, we and certain institutional partnerships managed by EnerVest carved out 7.5% overriding royalty interests ("ORRI") from certain acres in Ohio (the "Underlying Properties"), which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership.  EnerVest is the general partner of this partnership.  The ORRI entitles the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties.  We own a 48% limited partner interest in the partnership and account for our investment using the equity method of accounting. We recognized income from unconsolidated affiliates of $0.1 million and $0.04 million in the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.1 million in the six months ended June 30, 2014 and 2013, respectively. In addition, we received distributions of $0.1 million in the three months ended June 30, 2014, and $0.1 million and $0.05 million in the six months ended June 30, 2014 and 2013, respectively.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Six Months Ended
	June 30,
	2014	2013

Supplemental cash flows information – cash paid for interest, net of capitalized interest of $4,322 and $3,152 at June 30, 2014 and 2013, respectively	$22,781	$22,311

Cash paid for income taxes	$155	$325

	As of June 30,
	2014	2013
Noncash transaction – costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$17,700	$15,100

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2014	2013
Costs for additions to oil and natural gas properties	$17,700	$19,450
Lease operating expenses	8,841	7,793
Interest	8,802	8,701
Production and ad valorem taxes	5,268	4,862
General and administrative expenses	2,093	2,082
Current portion of ARO	1,885	1,885
Derivative settlements	2,235	1,443
Other	779	660
Total	$47,603	$46,876

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Summarized financial information for our reporting segments is shown below:

	Exploration and Production	Midstream	Consolidated Total

Three months ended June 30, 2014:
Total revenues	$89,360	$–	$89,360
Segment profit	57,780	–	57,780
Equity in income of unconsolidated affiliates	118	3,223	3,341

Three months ended June 30, 2013:
Total revenues	81,602	–	81,602
Segment profit	50,608	–	50,608
Equity in income of unconsolidated affiliates	60	29	89

Six months ended June 30, 2014:
Total revenues	184,699	–	184,699
Segment profit	122,913	–	122,913
Equity in income of unconsolidated affiliates	238	4,940	5,178

Six months ended June 30, 2013:
Total revenues	155,304	–	155,304
Segment profit	94,140	–	94,140
Equity in income of unconsolidated affiliates	106	181	287

As of June 30, 2014:
Total assets	1,930,013	342,812	2,272,825

As of December 31, 2013:
Total assets	1,950,300	254,683	2,204,983

The following table reconciles the segment profits reported above to (loss) income before income taxes and equity in income of unconsolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Segment profit	$57,780	$50,608	$122,913	$94,140
Asset retirement obligations accretion expense	(1,203)	(1,205)	(2,390)	(2,559)
Depreciation, depletion and amortization	(25,026)	(27,670)	(51,238)	(58,503)
General and administrative expenses	(12,749)	(9,121)	(25,047)	(21,743)
Impairment of oil and natural gas properties	(1,069)	(2,829)	(1,321)	(7,998)
Gain on sales of oil and natural gas properties outstanding:	–	–	1,484	–
(Loss) gain on derivatives, net	(17,817)	34,747	(40,812)	7,233
Interest expense	(12,445)	(11,604)	(24,517)	(24,433)
Other income	87	55	141	242
(Loss) income before income taxes and equity in income of unconsolidated affiliates	$(12,442)	$32,981	$(20,787)	$(13,621)

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 15. NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014–09, Revenue from Contracts with Customers. This ASU will supersede virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. The provisions of ASU 2014–09 are applicable to annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. We will adopt ASU 2014–09 on January 1, 2016, and we have not yet determined the effect that adopting this ASU will have on our unaudited condensed consolidated financial statements.

No other new accounting pronouncements issued or effective during the six months ended June 30, 2014 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 16. SUBSEQUENT EVENTS

In August 2014, we announced that we, along with certain institutional partnerships managed by EnerVest, have signed an agreement to sell certain deep rights in the Eagle Ford formation in Burleson, Brazos and Grimes counties. Our share of the proceeds is expected to be approximately $30 million, net to our ownership interest, and we will retain all non–Eagle Ford formation rights, including the Austin Chalk formation and corresponding production. The transaction is expected to close in October and is subject to customary closing conditions and purchase price adjustments.

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

In the six months ended June 30, 2014, we invested $83.2 million in our midstream segment.

In August 2014, we announced that we, along with certain institutional partnerships managed by EnerVest, have signed an agreement to sell certain deep rights in the Eagle Ford formation in Burleson, Brazos and Grimes counties. Our share of the proceeds is expected to be approximately $30 million, net to our ownership interest, and we will retain all non–Eagle Ford formation rights, including the Austin Chalk formation and corresponding production. The transaction is expected to close in October and is subject to customary closing conditions and purchase price adjustments.

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

Utica Shale

Primarily through acquisitions completed in 2009 and 2010, we hold over 170,000 net working interest acres in Pennsylvania and Ohio and an approximate 2% average ORRI in 880,000 gross acres in Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. At June 30, 2014, our estimated net proved reserves in the Utica Shale were not material to us. Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area.

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

In mid–2012, we initiated the process for the monetization of a majority of our working interest acres related to the Utica Shale, and in 2013, we, along with certain institutional partnerships managed by EnerVest, signed agreements to divest a portion of our Utica Shale acreage. Through June 2014, we have closed on sales with proceeds of $45.6 million for these acres. We continue to pursue additional forms of monetizations, and we cannot at this time predict the type of transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our additional efforts to monetize the Utica Shale properties, it may take longer to complete the divestiture process than we expect, or we may decide to delay the monetization of all or a portion of the Utica Shale properties.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Production data:
Oil (MBbls)	255	245	520	508
Natural gas liquids (MBbls)	571	526	1,121	1,029
Natural gas (MMcf)	10,962	11,057	21,798	21,324
Net production (MMcfe)	15,920	15,683	31,645	30,547
Average sales price per unit:
Oil (Bbl)	$98.84	$92.56	$96.48	$93.03
Natural gas liquids (Bbl)	30.36	28.83	31.89	29.59
Natural gas (Mcf)	4.16	3.84	4.42	3.53
Mcfe	5.54	5.12	5.76	5.01
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.64	$1.67	$1.63	$1.71
Production taxes	0.19	0.19	0.20	0.19
Total	1.83	1.86	1.83	1.90
Depreciation, depletion and amortization	1.57	1.76	1.62	1.92
General and administrative expenses	0.80	0.58	0.79	0.71

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Net (loss) income for the three months ended June 30, 2014 was $(9.0) million compared with $32.9 million for the three months ended June 30, 2013. The significant factors in this change were (i) a $52.6 million unfavorable change in loss (gain) on derivatives, net; (ii) a $7.8 million increase in total revenues; (iii) a $3.6 million increase in general and administrative expenses; (iv) a $3.3 million increase in income of unconsolidated affiliates; and (v) a $2.6 million decrease in depreciation, depletion and amortization (“DD&A”).

Oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2014 totaled $88.1 million, an increase of $7.8 million compared with the three months ended June 30, 2013. This was the result of increases of $5.8 million related to higher prices for oil, natural gas and natural gas liquids and $2.4 million related to increased oil and natural gas liquids production offset by $0.4 million of lower natural gas production.

Lease operating expenses for the three months ended June 30, 2014 decreased $0.2 million compared with the three months ended June 30, 2013 as the result of $0.6 million from a lower unit cost per Mcfe offset by $0.4 million related to our expanded development drilling program. Lease operating expenses per Mcfe were $1.64 in the three months ended June 30, 2014 compared with $1.67 in the three months ended June 30, 2013.

DD&A for the three months ended June 30, 2014 decreased $2.6 million compared with the three months ended June 30, 2013 due to $3.0 million from a lower average DD&A rate per Mcfe offset by $0.4 million from increased production. The lower average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates and the decrease in the carrying value of our oil and natural gas properties from the impact of the impairments that were recognized in 2013. Depreciation, depletion and amortization for the three months ended June 30, 2014 was $1.57 per Mcfe compared with $1.76 per Mcfe for the three months ended June 30, 2013.

General and administrative expenses for the three months ended June 30, 2014 totaled $12.7 million, an increase of $3.6 million compared with the three months ended June 30, 2013. This increase is primarily the result of (i) $2.3 million of additional equity compensation costs related to the accelerated vesting of the phantom units of a former officer; (ii) $0.7 million of higher compensation costs due to the separation payment made to our former senior vice president of acquisitions; and (iii) $0.5 million of higher fees paid to EnerVest under the omnibus agreement. General and administrative expenses were $0.80 per Mcfe in the three months ended June 30, 2014 compared with $0.58 per Mcfe in the three months ended June 30, 2013.

In the three months ended June 30, 2014, we incurred leasehold impairment charges of $1.1 million. In the three months ended June 30, 2013, we incurred leasehold impairment charges of $2.8 million.

(Loss) gain on derivatives, net was $(17.8) million for the three months ended June 30, 2014 compared with $34.7 million for the three months ended June 30, 2013. This change was attributable to changes in future oil and natural gas prices and the impact of decreased cash settlements of matured derivative contracts with more favorable terms that expired as of December 31, 2013. The 12 month forward price at June 30, 2014 for oil averaged $97.49 per Bbl compared with $97.33 per Bbl at March 31, 2014, and the 12 month forward price at June 30, 2014 for natural gas averaged $4.07 per MmBtu compared with $4.50 at March 31, 2014. The 12 month forward price at June 30, 2013 for oil averaged $93.33 per Bbl compared with $96.21 at March 31, 2013, and the 12 month forward prices at June 30, 2013 for natural gas averaged $3.74 per MmBtu compared with $4.17 at March 31, 2013.

Interest expense for the three months ended June 30, 2014 increased $0.8 million compared with the three months ended June 30, 2013 due to $1.4 million from a higher weighted average long–term debt balance offset by $0.6 million from a lower weighted effective interest rate offset.

Equity in income of unconsolidated affiliates was $3.3 million for the three months ended June 30, 2014 compared with $0.1 million for the three months ended June 30, 2013. The significant factor in the increase was that both Cardinal and UEO have begun operations and are continuing to increase throughput as more wells come on line.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Net loss for the six months ended June 30, 2014 was $15.3 million compared with $13.7 million for the six months ended June 30, 2013. The significant factors in this change were (i) a $48.0 million unfavorable change in loss (gain) on derivatives, net; (ii) a $29.4 million increase in total revenues; (iii) a $7.3 million decrease in DD&A; (iv) a $6.7 million decrease in impairments of our oil and natural gas properties; and (iv) a $3.3 million increase in general and administrative expenses.

Oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2014 totaled $182.2 million, an increase of $29.2 million compared with the six months ended June 30, 2013. This was the result of increases of $23.0 million related to higher prices for oil, natural gas and natural gas liquids and $6.2 million related to increased production.

Lease operating expenses for the six months ended June 30, 2014 decreased $0.9 million compared with the six months ended June 30, 2013 as the result of $2.7 million from a lower unit cost per Mcfe, primarily related to decreased gathering costs at our Barnett Shale oil and natural gas properties offset by $1.8 million from our expanded development drilling program. Lease operating expenses per Mcfe were $1.63 in the six months ended June 30, 2014 compared with $1.71 in the six months ended June 30, 2013.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for the six months ended June 30, 2014 increased $0.6 million compared with the six months ended June 30, 2013 primarily due to increased oil, natural gas and natural gas liquids revenues. Production taxes for the six months ended June 30, 2014 were $0.20 per Mcfe compared with $0.19 per Mcfe for the six months ended June 30, 2013.

DD&A for the six months ended June 30, 2014 decreased $7.3 million compared with the six months ended June 30, 2013 due to $9.0 million from a lower average DD&A rate per Mcfe offset by $1.7 million from increased production. The lower average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates and the decrease in the carrying value of our oil and natural gas properties from the impact of the impairments that were recognized in 2013. Depreciation, depletion and amortization for the six months ended June 30, 2014 was $1.62 per Mcfe compared with $1.92 per Mcfe for the six months ended June 30, 2013.

General and administrative expenses for the six months ended June 30, 2014 totaled $25.0 million, an increase of $3.3 million compared with the six months ended June 30, 2013. This increase is primarily the result of (i) $2.3 million of additional equity compensation costs related to the accelerated vesting of the phantom units of a former officer; (ii) $1.0 million of higher fees paid to EnerVest under the omnibus agreement; and (iii) $0.7 million of higher compensation costs due to the separation payment made to our former senior vice president of acquisitions partially offset by $1.0 million of lower compensation costs primarily related to the January 2014 vesting of our phantom units issued under our equity–based compensation plan. General and administrative expenses were $0.79 per Mcfe in the six months ended June 30, 2014 compared with $0.71 per Mcfe in the six months ended June 30, 2013.

In the six months ended June 30, 2014, we incurred impairment charges of $1.3 million, of which $0.2 million related to a charge to write down assets held for sale to their fair value and $1.1 million related to leasehold impairment charges. In the six months ended June 30, 2013, we incurred leasehold impairment charges of $8.0 million.

(Loss) gain on derivatives, net was $(40.8) million for the six months ended June 30, 2014 compared with $7.2 million for the six months ended June 30, 2013. This change was attributable to changes in future oil and natural gas prices and the impact of decreased cash settlements of matured derivative contracts with more favorable terms that expired as of December 31, 2013. The 12 month forward price at June 30, 2014 for oil averaged $97.49 per Bbl compared with $95.66 per Bbl at December 31, 2013, and the 12 month forward price at June 30, 2014 for natural gas averaged $4.07 per MmBtu compared with $4.19 at December 31, 2013. The 12 month forward price at June 30, 2013 for oil averaged $93.33 per Bbl compared with $93.09 at December 31, 2012, and the 12 month forward prices at June 30, 2013 for natural gas averaged $3.74 per MmBtu compared with $3.54 at December 31, 2012.

Interest expense for the six months ended June 30, 2014 was flat compared with the six months ended June 30, 2013 due to an increase in capitalized interest of $1.2 million and $1.5 million from a lower weighted effective interest rate offset by $2.7 million from a higher weighted average long–term debt balance.

Equity in income of unconsolidated affiliates was $5.2 million for the six months ended June 30, 2014 compared with $0.3 million for the six months ended June 30, 2013. The significant factor in the increase was that both Cardinal and UEO have begun operations and are continuing to increase throughput as more wells come on line.

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

Long–term Debt

As of June 30, 2014, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of June 30, 2014, the borrowing base was $730.0 million, and we had $625.0 million outstanding.

As of June 30, 2014, we have $500.0 million in aggregate principal amount outstanding of 8.0% senior notes due 2019. As of June 30, 2014, the aggregate carrying amount of the senior notes due 2019 was $499.3 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein.

Cash and Short–term Investments

At June 30, 2014, we had $18.7 million of cash and short–term investments, which included $3.9 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of June 30, 2014, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Six Months Ended June 30,
	2014	2013
Operating activities	$63,280	$70,407
Investing activities	(123,050)	(162,229)
Financing activities	66,737	92,613

Operating Activities

Cash flows from operating activities provided $63.3 million and $70.4 million in the six months ended June 30, 2014 and 2013, respectively. The significant factors in the change were a $29.2 million increase in our oil, natural gas and natural gas liquids revenues offset by $27.9 million of decreased cash settlements from our matured derivative contracts and an increase in working capital, primarily related to higher accounts receivable from our higher oil, natural gas and natural gas liquids revenues. The decreased cash settlements are due to increased oil, natural gas and natural gas liquids prices and the impact of derivative contracts with more favorable terms that expired as of December 31, 2013.

Investing Activities

During the six months ended June 30, 2014, we spent $44.9 million for additions to our oil and natural gas properties and increased our investment in unconsolidated affiliates by $83.2 million. In addition, we received $7.3 million in proceeds from the sale of oil and natural gas properties.

During the six months ended June 30, 2013, we spent $51.8 million for additions to our oil and natural gas properties and increased our investment in unconsolidated affiliates by $118.4 million. In addition, we received $8.0 million in final purchase price settlements related to our August 2012 acquisition of additional working interests in acreage in Ohio.

Financing Activities

During the six months ended June 30, 2014, we received $144.0 million from borrowings under our credit facility and paid distributions of $77.4 million to holders of our common units, phantom units and our general partner.

During the six months ended June 30, 2013, we received $160.0 million from borrowings under our credit facility and paid distributions of $67.7 million to holders of our common units, phantom units and our general partner.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2016. As of June 30, 2014, we have commodity contracts covering approximately 51% of our production attributable to our estimated net proved reserves from July 2014 through December 2016, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at June 30, 2014 was a net asset of $13.5 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $49.9 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the six months ended June 30, 2014 would have increased by approximately $2.8 million. The fair value of our interest rate swaps at June 30, 2014 was a liability of $3.4 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $1.0 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, we continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Ronald J. Gajdica Separation Agreement, dated April 30, 2014 (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on May 6, 2014).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: August 10, 2014	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Ronald J. Gajdica Separation Agreement, dated April 30, 2014 (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on May 6, 2014).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+ Filed herewith