Form 10-K
period 2014-12-31
EV Energy Partners, LP
filed 2015-03-02
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

YES ☐ NO ☑

The aggregate market value of the common units held by non–affiliates at June 30, 2014 based on the closing price on the NASDAQ Global Market on June 30, 2014 was $1,762,093,517.

As of February 13, 2015, the registrant had 48,810,399 common units outstanding.

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

Exploration costs. Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects of containing oil and natural gas reserves, including costs of drilling exploratory wells and exploratory-type stratigraphic test wells.

Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

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

MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

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

Proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Additional reserves expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

Proved undeveloped reserves (“PUDs”). Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

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

We have two reportable segments: exploration and production and midstream. Our exploration and production segment is responsible for the acquisition, development and production of our oil and natural gas properties. Our midstream segment, which consists of our investments in Utica East Ohio Midstream LLC (“UEO”) and, prior to October 2014, Cardinal Gas Services, LLC (“Cardinal”), is engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio. We account for our midstream asset using the equity method of accounting.

As of December 31, 2014, our oil and natural gas properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Monroe Field in Northern Louisiana, the San Juan Basin, Michigan, Central Texas (which includes the Austin Chalk area), and the Permian Basin. Our midstream assets are located in the Utica Shale area in Ohio.

Oil, natural gas and natural gas liquids reserve information is derived from our reserve report prepared by Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), our independent reserve engineers. All of our proved reserves are located in the United States. The following table summarizes information about our proved reserves by geographic region as of December 31, 2014:

	Estimated Net Proved Reserves
	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe	PV–10 (1) ($ in millions)

Barnett Shale	0.6	412.8	26.7	576.7	$521.2
Appalachian Basin	5.1	94.4	2.0	137.1	207.2
Mid–Continent area	2.3	39.8	1.0	59.8	106.9
Monroe Field	–	52.5	–	52.5	26.7
San Juan Basin	0.8	34.1	2.2	51.9	49.1
Michigan	–	51.1	–	51.3	37.3
Central Texas	2.7	16.9	1.7	43.2	108.9
Permian Basin	0.4	10.6	2.5	28.0	43.9
Total	11.9	712.2	36.1	1,000.5	$1,101.2

(1)	At December 31, 2014, our standardized measure of discounted future net cash flows was $1,093.3 million. Because we are a limited partnership, we made no provision for federal income taxes in the calculation of standardized measure; however, we made a provision for future obligations under the Texas gross margin tax. The present value of future net pre–tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum (“PV–10”), is a computation of the standardized measure of discounted future net cash flows on a pre–tax basis. PV–10 is computed on the same basis as standardized measure but does not include a provision for federal income taxes or the Texas gross margin tax. PV–10 is considered a non–GAAP financial measure under the regulations of the Securities and Exchange Commission (the “SEC”). We believe PV–10 to be an important measure for evaluating the relative significance of our oil and natural gas properties. We further believe investors and creditors may utilize our PV–10 as a basis for comparison of the relative size and value of our reserves to other companies. PV–10, however, is not a substitute for the standardized measure. Our PV–10 measure and the standardized measure do not purport to present the fair value of our reserves.

The table below provides a reconciliation of PV–10 to the standardized measure at December 31, 2014 (dollars in millions):

PV–10	$1,101.2
Future Texas gross margin taxes, discounted at 10%	(7.9)
Standardized measure	$1,093.3

Developments in 2014

In 2014, we invested $114.1 million in our midstream segment to fund our share of capital expenditures for Cardinal and UEO.

In October 2014, we, along with certain institutional partnerships managed by EnerVest, closed on the sale of certain deep rights in the Eagle Ford formation in Burleson, Brazos and Grimes Counties, Texas, and our share of the proceeds was $33.8 million. We retained all non–Eagle Ford formation rights, including the Austin Chalk formation and corresponding production. The transaction is subject to customary purchase price adjustments.

In October 2014, we also closed on the sale of our 9% interest in Cardinal for $161.1 million, which included certain purchase price adjustments. The transaction is subject to additional customary purchase price adjustments.

Developments in 2015

Beginning in the third quarter of 2014, prices for oil began a dramatic decline, and current prices for oil are significantly less than they have been over the last several years. Beginning in the fourth quarter of 2014, prices for natural gas and natural gas liquids also began to decline, and they remain low by historical standards. These low prices affect our business in numerous ways, including:

•	a material reduction in our revenues and cash flows;

•	a decrease in proved reserves and possible impairments of our oil and natural gas properties as a result of reduced capital spending and the possibility that some of our developed wells and undeveloped wells may become uneconomic;

•	an increase in our cost of capital and difficulty in accessing capital, including the decrease in the borrowing base under our credit facility from $730.0 million to $650.0 million;

•	an increase in the value of oil and natural gas derivatives we entered into before prices declined, which increases our exposure to counterparty defaults; and

•	an increase in the possibility that some of the purchasers of our oil and natural gas production, or some of the companies that provide us with services, may experience financial difficulties.

In response to lower prices, we have taken a number of actions to preserve our liquidity and financial flexibility, including:

•	reducing our distribution for the fourth quarter of 2014 by $0.274 per common unit to $0.50 per common unit;

•	amending our credit facility to include, among other things, an extension of the facility to February 2020, as well as an extension of our senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense covenant to March 31, 2016;

•	reducing the amount of capital spending we expect to dedicate to the development of our exploration and production segment by approximately 40% in 2015; and

•	actively seeking alternative sources of capital to develop our proved undeveloped and probable reserves, including farmouts, production payments and joint ventures.

In addition, with the completion of the initial processing, fractionation and storage buildout in UEO and the sale of our interest in Cardinal, our midstream capital expenditures are expected to decline by approximately $100.0 million compared with 2014. We also plan to accelerate the monetization of our 21% investment in UEO and utilize the proceeds from a sale to reinvest in long–life, producing oil and natural gas properties. We believe that such a sale and reinvestment would result in a significant increase to our borrowing base and liquidity.

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

Changes in oil, natural gas and natural gas liquids prices may cause our revenues and cash flows to be volatile. We enter into various derivative contracts intended to achieve more predictable cash flow and to reduce our exposure to fluctuations in the prices of oil, natural gas and natural gas liquids. We currently maintain derivative contracts for a portion of our oil and natural gas production.

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

We seek to maintain an inventory of drilling and development projects to maintain and grow our production from our capital development program. EnerVest operates properties representing approximately 89% of our estimated net proved reserves as of December 31, 2014. Our development program is focused on lower–risk, repeatable drilling opportunities to maintain and grow cash flow.

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

Since our initial public offering in 2006, we have financed approximately 60% of our $2.0 billion of oil and natural gas property acquisitions with free cash flow and the issuance of common units in public and private offerings. We seek to maintain sufficient liquidity not only for our operating positions but also to maintain flexibility in financing our acquisitions.

•	Pursue monetization alternatives for all or a portion of our working interest position in the Utica Shale

We hold a significant position of over 173,000 net working interest acres in Ohio and Pennsylvania that we believe may be prospective for the Utica Shale. In mid–2012, we initiated the process for the monetization of a portion of our working interest acres related to the Utica Shale, and in 2013, we, along with certain institutional partnerships managed by EnerVest, signed agreements to divest a portion of our Utica shale acreage in Ohio. Through December 2014, we have closed on sales with proceeds of $45.6 million for these acres. We continue to pursue additional forms of monetizations, and we cannot at this time predict the type of transaction or transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our efforts to monetize the Utica Shale properties, it may take longer to complete a transaction than we expect, or we may decide to delay the monetization of all or a portion of the Utica Shale properties.

•	Continue capital contributions to our midstream investment and evaluate potential monetization opportunities

We own a 21% interest in UEO, which provides midstream services to natural gas producers in the Utica Shale area in Ohio.  As of December 31, 2014, we have invested $294.1 million in cash in UEO and plan to invest an additional $26.0 million to $32.0 million in 2015.  UEO provides a relatively stable cash flow stream based on long–term, fixed fee contracts with dedicated acreage from subsidiaries of Chesapeake Energy Corporation (“Chesapeake”) and Total S.A. (“Total”), as well as other producers.  However, we remain focused on the acquisition, development and production of oil and natural gas properties and we plan to accelerate the monetization of our interest in UEO.

Competitive Strengths

We believe that we are well positioned to achieve our primary business objective and to execute our strategies because of the following competitive strengths:

•	Geographically diversified asset base characterized by long–life reserves and predictable decline rates

Our properties are located in eight producing basins with an average reserve life of 16 years as of December 31, 2014. The majority of our properties have been producing for many years, resulting in predictable decline rates.

•	Significant inventory of low–risk development opportunities

We have a significant inventory of development projects in our core areas of operation. At December 31, 2014, we had 2,802 identified gross drilling locations, of which approximately 298 were proved undeveloped drilling locations and the remainder were unproved drilling locations. In 2014, we drilled a total of 188 gross (38.8 net) wells with a 99% gross success rate. Our development program is focused on lower risk drilling opportunities to maintain and increase production.

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

•	Hedging through 2016 at attractive average prices

By removing the price volatility from a portion of our production, we have mitigated, but not eliminated, the potential effects of changing commodity prices on our cash flow from operations for the hedged periods.

•	Midstream investment provides opportunity for monetization at an attractive price.

At our midstream investment, producers are charged a fixed fee for gathering, processing, transporting, fractionating, and storage services.  The contracts are 15 to 20 years in duration with dedicated acreage and/or minimum volumes.  As such, we plan to accelerate monetization of this asset given our long–term focus on the acquisition, development and production of oil and natural gas properties.

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

EnerVest’s principal business is to act as general partner or manager of EnerVest partnerships, formed to acquire, explore, develop and produce oil and natural gas properties. A primary investment objective of the EnerVest partnerships is to make periodic cash distributions. EnerVest was formed in 1992, and is one of the 25 largest oil and natural gas companies in the United States, with more than 36,000 wells across 15 states, 6.0 million acres under lease and $11.0 billion in assets under management.

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

EnerVest currently operates oil and natural gas properties representing 89% of our proved oil and gas reserves as of December 31, 2014. The EnerVest partnerships own interests in oil and gas properties in which we own interests. The properties are primarily located in the Barnett Shale, Central Texas and the Appalachian Basin, and these properties represent approximately 70% of our net proved reserves at December 31, 2014. The investment strategy of the EnerVest partnerships is to typically divest their properties in three to five years, while our strategy contemplates holding such properties for a longer term. If the EnerVest partnerships were to sell their interests in these properties to a person not affiliated with EnerVest, we may not have a sufficient working interest to cause EnerVest to remain operator of the property. The EnerVest partnerships are under no obligation to us with respect to their sale of the properties they own.

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

Oil and Natural Gas Producing Activities

At December 31, 2014, our oil and natural gas properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Monroe Field in Northern Louisiana, the San Juan Basin, Michigan, Central Texas (which includes the Austin Chalk area), and the Permian Basin.

Barnett Shale

Our properties are primarily located in Denton, Montague, Parker, Tarrant and Wise counties in Northern Texas. Our estimated net proved reserves as of December 31, 2014 were 576.7 Bcfe, 72% of which is natural gas. During 2014, we drilled 73 gross wells in the Barnett Shale, all of which were successfully completed. EnerVest operates wells representing 98% of our estimated net proved reserves in this area, and we own an average 27% working interest in 1,537 gross productive wells.

Appalachian Basin (including the Utica Shale)

Our activities are concentrated in the Ohio and West Virginia areas of the Appalachian Basin. Our Ohio area properties are producing primarily from the Knox and Clinton formations and other Devonian age sands in 40 counties in Eastern Ohio and 8 counties in Western Pennsylvania. Our West Virginia area properties are producing primarily from the Balltown, Benson and Big Injun formations in 22 counties in North Central West Virginia. Our estimated net proved reserves as of December 31, 2014 were 137.1 Bcfe, 69% of which is natural gas. During 2014, we drilled 42 gross wells in the Applachian Basin, 40 of which were successfully completed. EnerVest operates wells representing 65% of our estimated net proved reserves in this area, and we own an average 40% working interest in 8,546 gross productive wells.

We hold approximately 173,000 net working interest acres in Ohio and Pennsylvania and an approximate 2% average ORRI in approximately 880,000 gross acres in Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. The Utica Shale is an Ordovician-age shale that extends under much of the eastern United States. Of the wells we drilled in the Appalachian Basin area in 2014, 16 gross wells were drilled in the Utica Shale, and our estimated net proved reserves in this area were 40.9 Mmcfe as of December 31, 2014.

The Utica Shale area can be divided into wet natural gas, volatile oil, black oil and dry natural gas areas. Most drilling activity in the Utica Shale area has been in the wet natural gas area, but drilling activity is increasing in the dry natural gas and volatile oil areas. The current focus in the volatile oil area is on hydraulic fracturing techniques necessary to economically drill and produce in this area. We own approximately 114,000 acres in the wet natural gas and volatile oil areas. We are currently seeking partners to provide capital for drilling and development on part of our acreage in the wet natural gas area.

Exploration and development activities targeting the Utica Shale are in the early stages, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area.

Mid–Continent Area

Our properties are primarily located in 43 counties in Oklahoma, 22 counties in Texas, four parishes in North Louisiana, two counties in Kansas and six counties in Arkansas. Our estimated net proved reserves as of December 31, 2014 were 59.8 Bcfe, 67% of which is natural gas. During 2014, we drilled 40 gross wells in the Mid-Continent area, all of which were successfully completed. EnerVest operates wells representing 18% of our estimated net proved reserves in this area, and we own an average 18% working interest in 1,835 gross productive wells.

Monroe Field

Our properties are primarily located in two parishes in Northeast Louisiana. Our estimated net proved reserves as of December 31, 2014 were 52.5 Bcfe, 100% of which is natural gas. During 2014, we did not drill any wells in the Monroe Field. EnerVest operates wells representing 100% of our estimated net proved reserves in this area, and we own an average 99% working interest in 3,913 gross productive wells.

San Juan Basin

Our properties are primarily located in Rio Arriba County, New Mexico and La Plata County in Colorado. Our estimated net proved reserves as of December 31, 2014 were 51.9 Bcfe, 66% of which is natural gas. During 2014, we did not drill any wells in the San Juan Basin. EnerVest operates wells representing 93% of our estimated net proved reserves in this area, and we own an average 71% working interest in 208 gross productive wells.

Michigan

Our properties are located in the Antrim Shale reservoir in Otsego and Montmorency counties in northern Michigan. Our estimated net proved reserves as of December 31, 2014 were 51.3 Bcfe, 100% of which is natural gas. During 2014, we did not drill any wells in Michigan. EnerVest operates wells representing 99% of our estimated net proved reserves in this area, and we own an average 99% working interest in 374 gross productive wells.

Central Texas

Our properties produce primarily from the Austin Chalk formation and are located in 16 counties in Central Texas. Our portion of the estimated net proved reserves as of December 31, 2014 was 43.2 Bcfe, 39% of which is natural gas. During 2014, we drilled 29 gross wells in Central Texas, all of which were successfully completed. EnerVest operates wells representing 97% of our estimated net proved reserves in this area, and we own an average 15% working interest in 1,649 gross productive wells.

Permian Basin

Our properties are primarily located in the Yates, Seven Rivers, Queen, Morrow, Clear Fork and Wichita Albany formations in four counties in New Mexico and Texas. Our estimated net proved reserves as of December 31, 2014 were 28.0 Bcfe, 38% of which is natural gas. During 2014, we drilled three gross wells in the Permian Basin, all of which were successfully completed. EnerVest operates wells representing 99% of our estimated net proved reserves in this area, and we own an average 97% working interest in 137 gross productive wells.

Our Oil, Natural Gas and Natural Gas Liquids Data

Our Reserves

The following table presents our estimated net proved reserves at December 31, 2014:

	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe
Proved reserves:
Developed	9.8	599.7	30.7	843.0
Undeveloped	2.1	112.5	5.4	157.5
Total	11.9	712.2	36.1	1,000.5

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

Our estimates of proved reserves are based on the quantities of oil, natural gas and natural gas liquids which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimate. Reserves for proved developed producing wells were estimated using production performance and material balance methods. Certain new producing properties with little production history were forecast using a combination of production performance and analogy to offset production, both of which are believed to provide accurate forecasts. Non–producing reserve estimates for both developed and undeveloped properties were forecast using either volumetric and/or analogy methods. These methods are believed to provide accurate forecasts due to the mature nature of the properties targeted for development and an abundance of subsurface control data.

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

Our Proved Undeveloped Reserves

We annually review all PUDs to ensure an appropriate plan for development exists. As of December 31, 2014, none of our PUDs have remained part of our PUD inventory for more than five years following the date they were initially classified as PUDs, except for 0.4% of our PUDs that require sidetracks of existing producing wells, in which case the development will occur when existing production ceases. We plan to convert our PUDs as of December 31, 2014 to proved developed reserves within five years of the date they were included as part of our PUD inventory of drilling locations, except for the sidetracks mentioned above, by drilling 292 gross wells at a total estimated capital cost of $191.0 million.

At December 31, 2014, we had 157.5 Bcfe of PUDs compared with 376.3 Bcfe of PUDs at December 31, 2013. The following table describes the changes in our PUDs during 2014:

Bcfe
PUDs as of December 31, 2013	376.3
Revisions of previous estimates	(253.0)
Sales of minerals in place	(3.4)
Extensions and discoveries	65.4
Converted to proved developed reserves	(27.8)
PUDs as of December 31, 2014	157.5

The following describes the material changes to our PUDs during 2014:

Revisions of previous estimates. In connection with the annual review of our PUDs for 2014, capital constraints resulting from significantly lower prices for oil, and continued low prices for natural gas and natural gas liquids, caused us to defer 213.3 Bcfe of PUDs and classify them as revisions. This 213.3 Bcfe, or 84% of our total 253.0 Bcfe of revisions, relate to the deferral of 356 locations we had planned to drill as of December 31, 2013, but do not expect to develop within the next five years. These locations are all technically proved and economic to develop even at prevailing prices and costs, and we may drill these wells in the future depending on future drilling costs, commodity prices and capital to finance the drilling operations.

Extensions and discoveries. As we drill wells on our leases, reserves attributable to wells adjacent to the newly drilled wells may be added as extensions and discoveries to the PUD category. Extensions and discoveries were primarily due to increases in PUDs associated with our successful drilling activity in 2014 in the Barnett Shale, the Utica Shale area of the Appalachian Basin and Central Texas. PUD additions in the Barnett Shale, the Utica Shale and Central Texas totaled 32.9 Bcfe, 25.6 Bcfe and 3.1 Bcfe, respectively. We plan to drill these new PUDs within five years of January 1, 2015.

Converted to proved developed reserves. In 2014, we developed approximately 7% of our PUDs and 6.1% of our PUD locations booked as of December 31, 2013 through the drilling of 43 gross (13.3 net) development wells at an aggregate capital cost of approximately $29.8 million. Of these reserves and wells, 27.5 Bcfe of reserves and 36 gross wells were located in the Barnett Shale, with the remainder located in the Appalachian Basin and the Mid–Continent area.

Internal Controls Applicable to our Reserve Estimates

Our policies and procedures regarding internal controls over the recording of our reserves is structured to objectively and accurately estimate our reserves quantities and present values in compliance with both accounting principles generally accepted in the United States and the SEC’s regulations.  Compliance with these rules and regulations is the responsibility of Terry Wagstaff, our Vice President of Acquisitions and Engineering, who is also our principal engineer. Mr. Wagstaff has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during most of this time, and is a qualified reserves estimator (“QRE”), as defined by the standards of the Society of Petroleum Engineers. Further professional qualifications include a Bachelor of Science in Petroleum Engineering, extensive internal and external reserve training, asset evaluation and management, and he is a registered professional engineer in the state of Texas. In addition, our principal engineer is an active participant in industry reserve seminars, professional industry groups, and is a member of the Society of Petroleum Engineers.

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

We and EnerVest maintain an internal staff of petroleum engineers, geoscience professionals and petroleum landmen who work closely with Cawley Gillespie to ensure the integrity, accuracy and timeliness of data furnished to Cawley Gillespie in their reserves estimation process. Our Vice President of Acquisitions and Engineering reviews and approves the reserve information compiled by our internal staff. Our technical team meets regularly with representatives of Cawley Gillespie to review properties and discuss the methods and assumptions used by Cawley Gillespie in their preparation of the year end reserves estimates. Our technical team and Vice President of Acquisitions and Engineering also meet regularly to review the methods and assumptions used by Cawley Gillespie in their preparation of the year end reserves estimates.

The audit committee of our board of directors meets with management, including the Vice President of Acquisitions and Engineering, to discuss matters and policies related to our reserves.

Our Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2014. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have a working interest, regardless of our percentage interest. A net well is not a physical well, but is a concept that reflects the actual total working interest we hold in a given well. We compute the number of net wells we own by totaling the percentage interests we hold in all our gross wells. Operated wells are the wells operated by EnerVest in which we own an interest.

Our wells may produce both oil and natural gas. We classify a well as an oil well if the net equivalent production of oil was greater than natural gas for the well.

	Gross Wells			Net Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Barnett Shale:
Operated	12	1,383	1,395	4	397	401
Non–operated	12	130	142	–	10	10
Appalachian Basin:
Operated	1,084	6,365	7,449	482	2,778	3,260
Non–operated	37	1,060	1,097	6	165	171
Mid–Continent area:
Operated	74	150	224	55	102	157
Non–operated	703	908	1,611	55	113	168
Monroe Field:
Operated	–	3,913	3,913	–	3,891	3,891
Non–operated	–	–	–	–	–	–
Central Texas:
Operated	668	673	1,341	154	79	233
Non–operated	16	292	308	–	11	11
San Juan Basin:
Operated	21	116	137	21	111	132
Non–operated	15	56	71	3	12	15
Michigan:
Operated	–	348	348	–	348	348
Non–operated	–	26	26	–	23	23
Permian Basin:
Operated	1	133	134	1	130	131
Non–operated	3	–	3	1	–	1
Total (1)	2,646	15,553	18,199	782	8,170	8,952

(1)	In addition, we own small royalty interests in over 1,000 wells.

Our Developed and Undeveloped Acreage

The following table sets forth information relating to our leasehold acreage as of December 31, 2014:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Barnett Shale	152,185	39,772	15,171	3,308
Appalachian Basin	725,030	494,285	249,827	195,673
Mid–Continent area	401,659	62,395	11,762	881
Monroe Field (1)	6,147	6,147	171,375	146,696
San Juan Basin	121,609	40,097	47,050	34,623
Michigan	29,128	19,747	–	–
Central Texas	759,189	69,954	12,598	1,382
Permian Basin	11,576	11,028	1,000	388
Total	2,206,523	743,425	508,783	382,951

(1)	There are no spacing requirements on substantially all of the wells on our Monroe Field properties; therefore, one developed acre is assigned to each productive well for which there is no spacing unit assigned.

Substantially all of our acreage is held by production, which means that as long as our wells on the acreage continue to produce, we will continue to hold the leases. The acreage in which we hold an interest that are not held by production are not material to us.

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

Production by Field

The following table sets forth our production for 2014, 2013 and 2012 from the Barnett Shale, which is the only field for which our estimated net proved reserves at December 31, 2014 attributable to the field represented 15% or more of our total estimated net proved reserves at December 31, 2014:

	Year Ended December 31,
	2014			2013			2012
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)

Barnett Shale	100	22,569	1,642	100	20,083	1,472	94	18,959	1,044

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

The following table summarizes our approximate gross and net interest in development wells completed by us during 2014, 2013 and 2012, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2014	2013	2012
Gross wells:
Productive	186.0	170.0	168.0
Dry	2.0	4.0	9.0
Total	188.0	174.0	177.0
Net wells:
Productive	38.6	32.4	35.9
Dry	0.2	1.4	3.5
Total	38.8	33.8	39.4

As of December 31, 2014, we were participating in the drilling of 13 gross (3.9 net) development wells.

We drilled 6 gross (2.7 net) exploratory wells in 2014, four of which were successfully completed as producers. We drilled 10 gross (3.6 net) exploratory wells in 2013, six of which were successfully completed as producers. We drilled 13 gross (5.6 net) exploratory wells in 2012, five of which were successfully completed as producers.

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

In 2014, 2013 and 2012, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

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

Our Midstream Investment

We own 21% of UEO and, through December 31, 2014, we have contributed $294.1 million in cash to UEO for the construction of processing, fractionation and related facilities. UEO is operated by M3 Midstream LLC, and they are responsible for the day to day decisions regarding the construction and the facilities and their operations, including the terms of their contracts. We have only limited ability to influence the operations of UEO.

We use the equity method of accounting for this investment, and it is treated as a business segment for financial reporting purposes. For additional information about our midstream business segment, please see “Item 8. Financial Statements and Supplementary Data” contained herein.

The UEO facilities gather, process and fractionate wet natural gas production from the Utica Shale area in Ohio. We, institutional partnerships managed by EnerVest, subsidiaries of Chesapeake and Total have dedicated natural gas production from over one million net acres to the UEO plants.

The UEO facilities are composed of the Kensington processing plant located in Kensington, Ohio, the Leesville processing plant in Leesville, Ohio, the Harrison Hub facility in Scio, Ohio, a 36 mile high–pressure gathering flowline delivering wellhead natural gas to the Kensington plant, and a 37 mile natural gas liquids pipeline connecting the Harrison Hub and Kensington facilities.

There are currently three processing trains at the Kensington facility and one processing train at the Leesville facility. These processing trains separate raw natural gas into pipeline quality natural gas (mostly methane) and natural gas liquids. Total nameplate processing capacity is 600 MMcf per day and 200 MMcf per day for the Kensington and Leesville facilities, respectively.

The Harrison Hub facility currently operates three fractionation trains, which separate the processed natural gas liquids into their purity components (ethane, propane, normal butane isobutene and natural gasoline). The Harrison Hub facility currently has fractionation capacity of 135 MBbls per day. The facility has storage capacity of approximately 870 MBbls of purity components, and is located adjacent to rail lines which provide access to all major U.S. markets for purity components.

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

We plan to accelerate the monetization of our investment in UEO during 2015.

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

Clean Water Act

The Federal Water Pollution Control Act, also known as the “Clean Water Act” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including discharges, spills and leaks of produced water and other oil and natural gas wastes, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non–compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, we may be liable for penalties and cleanup and response costs.

Safe Drinking Water Act and Hydraulic Fracturing

Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing activities are typically regulated by state oil and gas commissions but not at the federal level, as the federal Safe Drinking Water Act expressly excludes regulation of these fracturing activities (except for fracturing activities involving the use of diesel). Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, there have been recent developments at the federal, state, regional and local levels that could result in regulation of hydraulic fracturing becoming more stringent and costly. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities. The EPA released a progress report in December 2012, and final results have not yet been made available.

Legislation was introduced in prior sessions of Congress to provide for federal regulation of hydraulic fracturing by eliminating the current exemption in the Safe Drinking Water Act, and, further, to require disclosure of the chemicals used in the fracturing process, and similar legislation could be introduced in future Congressional sessions. Also, some states and local or regional regulatory bodies have adopted, or are considering adopting, regulations that could restrict or ban hydraulic fracturing in certain circumstances or that require disclosure of chemical in the fracturing fluids. For example, New York has imposed a ban on hydraulic fracturing. Further, Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed, and Wyoming has adopted legislation requiring drilling operators conducting hydraulic fracturing activities in that state to publicly disclose the chemicals used in the fracturing process. States have also considered or adopted other restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. The Bureau of Land Management has proposed regulations for hydraulic fracturing on land it regulates. Further, the EPA has published guidance on hydraulic fracturing using diesel, has announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals and is working on regulations for wastewater created by hydraulic fracturing. If new laws or regulations imposing significant restrictions or conditions on hydraulic fracturing activities are adopted in areas where we conduct business, we could incur substantial compliance costs and such requirements could adversely delay or restrict our ability to conduct fracturing activities on our assets.

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

On April 17, 2012, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards, or NSPS, and the National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs under the CAA, and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce VOC emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to new hydraulically fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We continuously evaluate the effect of new rules on our business.

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

Climate Change Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them. In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. Some states, regions and localities have adopted or have considered programs to address GHG emissions. In addition, both houses of Congress previously considered legislation to reduce emissions of greenhouse gases and many states have adopted or considered measures to establish GHG emissions reduction levels, often involving the planned development of GHG emission inventories and/or GHG cap and trade programs. Most of these cap and trade programs would work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. Federal efforts at a cap and trade program appear to not be moving forward in Congress. Some members of Congress have publicly indicated an intention to introduce legislation to curb EPA’s regulatory authority over GHGs. Depending on the regulatory reach of new CAA legislation implementing regulations or new EPA and/or state, regional or local rules restricting the emission of GHGs, we could incur significant costs to control our emissions and comply with regulatory requirements. In addition, the EPA has adopted a mandatory GHG emissions reporting program which imposes reporting and monitoring requirements on various industries, including onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. Significant financial expenditures could be required to comply with the monitoring, recordkeeping and reporting requirements under the EPA's GHG reporting program.  We do not believe, however, that our compliance with applicable monitoring, recordkeeping and reporting requirements under GHG reporting program as recently amended will have a material adverse effect on our results of operations or financial position. We have submitted annual reports for emissions starting with our 2012 GHG emissions. The EPA recently announced its intention to take measures to require or encourage reductions in methane emissions, including from oil and natural gas operations. Those measures include the development of NSPS regulations in 2016 for reducing methane from new and modified oil and gas production sources and natural gas processing and transmission sources.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2014, 2013 and 2012. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2015 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact our business activities, financial condition, results of operations or ability to pay distributions to our unitholders.

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

Drilling and Production

Statutes, rules and regulations affecting exploration and production undergo constant review and often are amended, expanded and reinterpreted, making difficult the prediction of future costs or the impact of regulatory compliance attributable to new laws and statutes. The regulatory burden on the oil and natural gas industry increases the cost of doing business and, consequently, affects its profitability. Our drilling and production operations are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states and some counties and municipalities in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling, completing and operating wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the venting or flaring of natural gas;

•	the plugging and abandoning of wells;

•	notice to surface owners and other third parties; and

•	produced water and disposal of waste water, drilling fluids and other liquids and solids utilized or produced in the drilling and extraction process.

State and federal regulations are generally intended to prevent waste of oil and natural gas, protect correlative rights to produce oil and natural gas between owners in a common reservoir or formation, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and natural gas plants operated by other companies that provide midstream services to us are also subject to the jurisdiction of various federal, state and local authorities, which can affect our operations. State laws also regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties and impose bonding requirements in order to drill and operate wells. Some states have taken up consideration of forced pooling. Other states rely on voluntary pooling of lands and leases.

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

Federal Regulation of Oil, Natural Gas and Natural Gas Liquids, including Regulation of Transportation

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

Sales of our oil and natural gas liquids are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil and natural gas liquids by pipelines are regulated by the FERC under the Interstate Commerce Act. The FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil and natural gas liquids pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil and natural gas liquids pipeline rates.

The pipelines used to gather and transport natural gas being produced by us are also subject to regulation by the U.S. Department of Transportation (“DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), the Pipeline Safety Act of 1992, as reauthorized and amended (“Pipeline Safety Act”), and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a risk–based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. In August 2011, the PHMSA issued an Advance Notice of Proposed Rulemaking regarding pipeline safety, including questions regarding the modification of regulations applicable to gathering lines in rural areas.

Transportation of our oil, natural gas liquids and purity components (ethane, propane, butane, iso–butane, and natural gasoline) by rail is also subject to regulation by the DOT’s PHMSA and the DOT’s Federal Railroad Administration (“FRA”) under the Hazardous Materials Regulations at 49 CFR Parts 171-180 (“HMR”), including Emergency Orders by the FRA and new regulations being proposed by the PHMSA, arising due to the consequences of train accidents and the increase in the rail transportation of flammable liquids.

Although natural gas sales prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. We cannot predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties. Sales of oil and natural gas liquids are not currently regulated and are made at market prices.

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

Employees

EV Management, the general partner of our general partner, has eight full time employees and one executive officer who spend a significant amount of their time on our operations. At December 31, 2014, EnerVest, the sole member of EV Management, had approximately 1,036 full–time employees, including over 185 geologists, engineers and land professionals. To carry out our operations, EnerVest employs the people who will provide direct support to our operations. None of these employees are covered by collective bargaining agreements. We consider EV Management’s relationship with its employees to be good, and EnerVest considers its relationship with its employees to be good.

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

Assuming we maintain our current quarterly distribution of $0.50 per common unit, we will require available cash of approximately $25.2 million per quarter based on the common units and phantom units outstanding as of February 13, 2015. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at this anticipated quarterly distribution rate under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Our revenue, profitability and cash flow depend upon the prices for oil, natural gas and natural gas liquids. Prices for these commodities have been depressed recently when compared with historical prices. The prices we receive for our production are volatile and a drop in prices can significantly affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms, all of which can affect our ability to pay distributions. Changes in prices have a significant impact on the value of our reserves and on our cash flows. Prices may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

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

Our identified potential drilling locations, which are part of our anticipated future drilling plans, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling and result in changes to the amount of our proved undeveloped reserves.

As of December 31, 2014, we had over 2,802 gross identified potential drilling locations on our existing acreage. As of December 31, 2014, we included reserves attributable to 298 of our gross identified potential drilling locations in our proved undeveloped reserves category. These drilling locations, including those without proved undeveloped reserves, represent a part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, inclement weather, regulatory changes and approvals, oil and natural gas prices, costs, drilling results and the availability of water. Further, our identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Future development of proved undeveloped reserves attributable to our interests in properties EnerVest does not operate will be subject to decisions of the operator which will be beyond our control.

Approximately 16% of our total estimated proved reserves as of December 31, 2014, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that we will have the financing to make the substantial capital expenditures required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that our projections of the ability to finance these future cots will be realized, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in oil, natural gas or natural gas liquids prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves. In addition, the decision of the operators to develop the proved undeveloped reserves attributable to our properties that EnerVest does not operate will be subject to the business plans and constraints of the operators of these properties, and be beyond our control.

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

We own interests in oil and natural gas properties in which partnerships managed by EnerVest also own interests, and we expect to make acquisitions of properties jointly with EverVest partnerships in the future. These properties are primarily in the Barnett Shale, Central and East Texas and the Appalachian Basin, and these properties represent approximately 70% of our estimated net proved reserves as of December 31, 2014. The EnerVest partnerships generally have an investment strategy to typically divest properties in three to five years, while our strategy is to hold properties for the longer term. We own less than a majority working interest in the properties in which the EnerVest partnerships also own an interest. If the EnerVest partnerships were to sell their interest in these properties to a person not affiliated with EnerVest, our working interest would not be large enough that we could control the selection of the operator and EnerVest may lose the ability to operate the properties on our behalf. Loss of operations would mean that EnerVest would no longer control decisions regarding the development and production of those properties, and any replacement operator could make decisions regarding development or production activities that make it difficult to implement our strategy.

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

Our hedging transactions may limit our gains and expose us to counterparty credit risk.

We enter into derivative contracts from time to time to manage our exposure to fluctuations in oil, natural gas and natural gas liquids prices. These derivative contracts limit our potential gains if prices rise above the fixed prices established by the derivative contracts. These derivative contracts may also expose us to other risks of financial losses, for example, if our production is less than we anticipated at the time we entered into the derivatives contract. Similarly, during periods of falling commodity prices, our derivative contracts expose us to risk of financial loss if the counterparty to the derivative contract fails to perform its obligations under the derivative contract (e.g., our counterparty fails to perform its obligation to make payments to us under the derivative contract when the market (floating) price under such derivative contract falls below the specified fixed price). To mitigate counterparty credit risk, we conduct our hedging activities with financial institutions who are lenders under our credit facility.  Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair their ability to perform under the terms of the derivative contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

Our limited ability to hedge our natural gas liquids production could adversely impact our net cash provided by operating activities and results of operations.

A liquid, readily available and commercially viable market for hedging natural gas liquids has not developed in the same way that exists for oil and natural gas. The current direct natural gas liquids hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits our ability to hedge our natural gas liquids production effectively or at all. As a result, our net cash provided by operating activities and results of operations could be adversely impacted by fluctuations in the market prices for natural gas liquids.

The adoption of derivatives legislation and regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

Title VII of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”) establishes federal oversight and regulation of over–the–counter (“OTC”) derivatives and requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the OTC market. Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized. In one of its rulemaking proceedings still pending under the Dodd–Frank Act, the CFTC approved on November 5, 2013, a proposed rule imposing position limits for certain futures and option contracts in various commodities (including natural gas) and for swaps that are their economic equivalents. Certain specified types of hedging transactions are exempt from these position limits, provided that such hedging transactions satisfy the CFTC’s requirements for “bona fide hedging” transactions or positions. Similarly, the CFTC has issued a proposed rule on margin requirements for swap transactions, which proposes an exemption for commercial end–users, entering into uncleared swaps in order to hedge commercial risks affecting their business, from any requirement to post margin to secure such swap transactions. In addition, the CFTC has issued a final rule authorizing an exception for commercial end–users using swaps to hedge their commercial risks from the otherwise applicable mandatory obligation under the Dodd–Frank Act to clear all swap transactions through a registered derivatives clearing organization and to trade all such swaps on a registered exchange. The Dodd–Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations. All of the above regulations could increase the costs to us of entering into derivative contracts to hedge or mitigate our exposure to volatility in oil, natural gas and natural gas liquids prices and other commercial risks affecting our business.

While it is not possible at this time to predict when the CFTC will issue final rules applicable to position limits or margin requirements, depending on our ability to satisfy the CFTC’s requirements for the various exemptions available for a commercial end–user using swaps to hedge or mitigate its commercial risks, these rules and regulations may require us to comply with position limits, margin requirements and with certain clearing and trade-execution requirements in connection with our financial derivative activities The Dodd–Frank Act may require our current counterparties to post additional capital as a result of entering into uncleared derivative contracts with us, which could increase the cost to us of entering into such derivative contracts. The Dodd–Frank Act may also require our current counterparties to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties, and may cause some entities to cease their current business as hedge providers. These changes could reduce the liquidity of the financial derivatives markets thereby reducing the ability of commercial end–users to have access to derivative contracts to hedge or mitigate their exposure to volatility in oil, natural gas and natural gas liquids prices. The Dodd–Frank Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available capital for other commercial operations purposes), materially alter the terms of future swaps relative to the terms of our existing bilaterally negotiated derivative contracts, and reduce the availability of derivatives to protect against commercial risks we encounter.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, production and acquisition of reserves. As part of our exploration and development operations, we have expanded, and expect to further expand, the application of horizontal drilling and multi-stage hydraulic fracture stimulation techniques. The utilization of these techniques requires substantially greater capital expenditures as compared to the drilling of a vertical well, sometimes more than three times the cost. The incremental capital expenditures are the result of greater measured depths and additional hydraulic fracture stages in horizontal wellbores. The agreement governing our midstream investment requires that we make capital calls when requested by the operator of the facility. In 2015, we expect these capital calls to be between $26.0 million and $32.0 million. Should we not make these capital calls, our ownership could be diluted or future distributions from our midstream investments could be reduced by any unfunded capital contributions.

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

 We may incur significant costs and liabilities as a result of environmental requirements applicable to the operation of our wells, gathering systems and other facilities. These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including, for example:

•	the CAA and comparable state laws and regulations that impose obligations related to emissions of air pollutants;

•	the Clean Water Act and comparable state laws and regulations that impose obligations related to discharges of pollutants into regulated bodies of water;

•	the Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the handling and disposal of waste from our facilities;

•	the CERCLA and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which we have sent waste for disposal;

•	the Safe Drinking Water Act and state or local laws and regulations related to hydraulic fracturing;

•	the OPA which subject responsible parties to liability for removal costs and damages arising from an oil spill in waters of the U.S.;

•	EPA community right to know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations; and

•	the Endangered Species Act, which may restrict or prohibit operations in protected area.

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

The EPA requires the reporting of GHG emissions from specified large GHG emission sources, including onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities, which may include facilities we operate. We began reporting emissions in 2012 for emissions occurring in 2011 and continue to report as required on an annual basis.

More stringent laws and regulations relating to climate change and GHGs may be adopted and could cause us to incur material expenses to comply.

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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. The EPA recently announced its intention to take measures to require or encourage reductions in methane emissions, including from oil and natural gas operations. Those measures include the development of NSPS regulations in 2016 for reducing methane from new and modified oil and natural gas production sources and natural gas processing and transmission sources.

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

Federal legislation and state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from dense rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in most of our drilling and completion programs. Hydraulic fracturing is typically regulated by state oil and natural gas commissions but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel. In addition, in past sessions, legislation was introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the fracturing process. At the state level, some states, including Pennsylvania, Louisiana and Texas, where we operate, have adopted, and other states are considering adopting, requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities including such things as restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. Additionally, some states, localities and local regulatory districts have adopted or have considered adopting regulations to limit, and in some cases impose a moratorium on, hydraulic fracturing. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater; the EPA released a progress report in December 2012; final results are not yet available. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and that it has an initiative under the Toxics Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

We are now subject to regulation under NSPS and NESHAPS programs, which could result in increased operating costs.

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation under the NSPS and the NESHAP programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce VOC emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We continuously evaluate the effect of new rules on our business.

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

Drilling and producing operations in the Appalachian Basin, the San Juan Basin and Michigan are adversely affected by seasonal weather conditions, primarily in the spring. Many municipalities in Appalachia impose weight restrictions on the paved roads that lead to our jobsites due to the muddy conditions caused by spring thaws. In addition, our Monroe Field properties in Louisiana are subject to flooding. This limits our access to these jobsites and our ability to service wells in these areas on a year around basis. In addition, during 2014, freezing weather in the Barnett Shale caused us to suspend production from our wells for several days resulting in lost revenues. Similar freezing conditions are likely to occur in the future, which will negatively affect our revenues, perhaps materially.

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

Any significant reduction in our borrowing base under our credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our credit facility if required as a result of a borrowing base redetermination.

Availability under our credit facility is currently subject to a borrowing base of $730.0 million, which was reduced to $650.0 million in conjunction with amending our credit facility in February 2015. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on the value of our oil and natural gas reserves as determined by the lenders under our credit facility, and other factors deemed relevant by our lenders. Continuing declines in prices for oil, natural gas and natural gas liquids may cause our banks to further reduce the borrowing base under our credit facility. As of December 31, 2014, we had outstanding borrowings of $531.0 million which bore a weighted average interest rate of 2.57%. We intend to continue borrowing under our credit facility in the future. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further, if the outstanding borrowings under our credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

We do not operate our UEO processing and fractionation plants. We have only minority interests in the entity that owns these facilities. As such, we are unable to control, and have only limited ability to influence, these businesses. The operator of these facilities may conduct the business in ways that are not as beneficial to us or our unitholders as would be the case if we operated these businesses.

If producers for our midstream investment do not increase the volumes of natural gas they provide to UEO processing facilities, our ability to increase cash flow may be adversely affected.

The ability of UEO to increase the throughput on their processing facilities will be substantially dependent on receiving increased volumes from producers. Other than the scheduled increases in the minimum volume commitments provided for in the natural gas gathering agreements with certain producers in certain geographic areas, the producers are not obligated to provide additional volumes to the systems, and they may determine in the future that drilling activities in areas outside of the current areas of operation are strategically more attractive to them. A reduction in the natural gas volumes supplied by Chesapeake, Total or other producers could result in reduced throughput on the systems and adversely impact our realized cash flows from our midstream investments.

We do not obtain independent evaluations of natural gas and natural gas liquids reserves connected to the gathering systems of our midstream investment; therefore, in the future, volumes of natural gas and natural gas liquids on our systems could be less than we currently anticipate.

We did not obtain independent evaluations of natural gas and natural gas liquids reserves connected to UEO. Accordingly, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. Notwithstanding the contractual protections in certain of UEO’s agreements, if the total reserves or estimated life of the reserves connected to our gathering systems are less than anticipated and UEO is unable to secure additional sources of natural gas and natural gas liquids, it could have a material adverse effect on the business of our midstream investments.

If third party pipelines or other facilities interconnected to UEO  processing facilities become partially or fully unavailable, or if the volumes UEO processes does not meet the quality requirements of such pipelines or facilities, our cash flow could be adversely affected.

UEO processing facilities connect to other pipelines or facilities, the majority of which are owned by third parties. The continuing operation of such third party pipelines or facilities is not within our control. These pipelines and other facilities may become unavailable because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, curtailments of receipt or deliveries due to insufficient capacity or for any other reason. If any of these pipelines or facilities become unable to transport natural gas, or if the volumes that UEO processes do not meet the natural gas quality requirements of such pipelines or facilities, our cash flow could be adversely affected.

Risks Inherent in an Investment in Us

We do not have the same flexibility as other types of organizations to accumulate cash and equity to protect against illiquidity in the future.

Unlike a corporation, our limited partnership agreement requires us to make distributions to our unitholders of all available cash reduced by any amounts of reserves for commitments and contingencies, including capital and operating costs and debt service requirements. The value of our units may decrease in direct correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may have difficulty issuing more equity to recapitalize.

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

Our general partner has the right to reset the cash target distribution levels at higher levels based on the distribution at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount.

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

The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. EnerVest owns and controls our general partner, and as of February 13, 2015, officers and directors of EV Management owned an aggregate of 9.2% of our outstanding common. Accordingly, it may be difficult for holders of our common units to remove our general partner.

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

ITEM 3. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.” At the close of business on February 13, 2015, based upon information received from our transfer agent and brokers and nominees, we had 248 common unitholders of record. This number does not include owners for whom common units may be held in “street” names.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for 2014 and 2013:

	Price Range
	High	Low	Cash Distribution per Common Unit (1)
2014:
First Quarter	$36.98	$32.16	$0.772
Second Quarter	39.99	31.62	0.773
Third Quarter	41.97	35.30	0.774
Fourth Quarter	35.91	18.50	0.500	(2)

2013:
First Quarter	$63.55	$50.00	$0.768
Second Quarter	54.81	32.65	0.769
Third Quarter	43.25	32.61	0.770
Fourth Quarter	38.94	30.53	0.771

_____________

(1)	Cash distributions are declared and paid in the following calendar quarter.

(2)	On February 2, 2015, the board of directors of EV Management declared a quarterly cash distribution for the fourth quarter of 2014 of $0.50 per common unit. The distribution was paid on February 13, 2015.

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

	Year Ended December 31,
	2014	2013 (1)	2012 (2)	2011 (3)	2010 (4)
Statement of Operations Data:
Revenues:
Oil, natural gas and natural gas liquids revenues	$334,729	$310,883	$281,749	$256,370	$165,738
Transportation and marketing–related revenues	4,676	4,429	3,731	5,470	5,780
Total revenues	339,405	315,312	285,480	261,840	171,518

Operating costs and expenses:
Lease operating expenses	105,781	104,465	103,605	74,419	53,736
Cost of purchased natural gas	3,533	3,242	2,600	4,078	4,353
Dry hole and exploration costs	6,726	2,380	6,771	12,140	417
Production taxes	11,976	11,476	10,911	11,247	7,867
Asset retirement obligations accretion expense	4,835	4,925	5,116	3,914	3,153
Depreciation, depletion and amortization	106,073	113,818	113,381	74,723	55,221
General and administrative expenses	44,955	40,677	42,682	34,968	23,313
Impairment of oil and natural gas properties	113,968	85,341	34,453	11,037	–
Gain on sales of oil and natural gas properties	(33,319)	(41,309)	–	(4,017)	(40,656)
Total operating costs and expenses	364,528	325,015	319,519	222,509	107,404

Operating (loss) income	(25,123)	(9,703)	(34,039)	39,331	64,114

Other income (expense), net	139,557	(66,047)	18,750	63,664	42,222

Income (loss) before income taxes and equity in income (loss) of unconsolidated affiliates	114,434	(75,750)	(15,289)	102,995	106,336
Income taxes	(476)	(133)	(1,078)	(354)	(285)
Income (loss) before equity in income (loss) of unconsolidated affiliates	113,958	(75,883)	(16,367)	102,641	106,051
Equity in income (loss) of unconsolidated affiliates	15,762	(344)	18	–	–
Net income (loss)	$129,720	$(76,227)	$(16,349)	$102,641	$106,051
Net income (loss) per limited partner unit:
Basic	$2.58	$(1.76)	$(0.38)	$2.71	$3.35
Diluted	$2.58	$(1.76)	$(0.38)	$2.68	$3.34
Distributions declared per limited partner unit	$2.819	$3.078	$3.062	$3.046	$3.03

Financial Position (at end of period):
Working capital	$113,792	$29,435	$57,430	$122,355	$84,765
Total assets	2,249,203	2,204,983	2,065,414	2,003,224	1,486,757
Long–term debt	1,030,391	980,297	859,218	953,023	619,000
Owners’ equity	1,066,113	1,071,933	1,059,824	920,039	773,947

_____________

(1)	Includes the results of the acquisitions of oil and natural gas properties in the Barnett Shale in November 2013.

(2)	Includes the results of the acquisitions of oil and natural gas properties in the Barnett Shale in February 2012 and March 2012.

(3)	Includes the results of (i) the acquisition of oil and natural gas properties in the Barnett Shale in June 2011, September 2011 and December 2011, (ii) the acquisition of oil and natural gas properties in the Appalachian Basin in August 2011 and October 2011 and (iii) the acquisition of oil and natural gas properties in the Mid–Continent area in November 2011.

(4)	Includes the results of (i) the acquisition of oil and natural gas properties in the Appalachian Basin in March 2010 and June 2010, (ii) the acquisition of oil and natural gas properties in the Mid–Continent area in September 2010, (iii) the acquisition of oil and natural gas properties in the San Juan Basin in July 2010 and December 2010, (iii) the acquisition of oil and natural properties in Central and East Texas in October 2010 and (iv) the acquisition of oil and natural gas properties in the Barnett Shale in December 2010.

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

We have two reportable segments: exploration and production and midstream. Our exploration and production segment is responsible for the acquisition, development and production of our oil and natural gas properties. Our midstream segment, which consists of our investment in UEO and, prior to October 2014, Cardinal, is engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio. We account for our midstream segment using the equity method of accounting.

As of December 31, 2014, our oil and natural gas properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the Mid-Continent area in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Monroe Field in Northern Louisiana, the San Juan Basin, Michigan, Central Texas (which includes the Austin Chalk area), and the Permian Basin. As of December 31, 2014, we had estimated net proved reserves of 11.9 MMBbls of oil, 712.2 Bcf of natural gas and 36.1 MMBbls of natural gas liquids, or 1,000.5 Bcfe, and a standardized measure of $1,093.3 million.

Developments in 2014

In 2014, we invested $114.1 million in our midstream segment to fund our share of capital expenditures for Cardinal and UEO.

In October 2014, we, along with certain institutional partnerships managed by EnerVest, closed on the sale of certain deep rights in the Eagle Ford formation in Burleson, Brazos and Grimes Counties, Texas, and our share of the proceeds was $33.8 million. We retained all non–Eagle Ford formation rights, including the Austin Chalk formation and corresponding production. The transaction is subject to customary purchase price adjustments.

In October 2014, we also closed on the sale of our 9% interest in Cardinal for $161.1 million, which included certain purchase price adjustments and transaction-related expenses. The transaction is subject to additional customary purchase price adjustments.

Developments in 2015

Beginning in the third quarter of 2014, prices for oil began a dramatic decline, and current prices for oil are significantly less than they have been over the last several years. Beginning in the fourth quarter of 2014, prices for natural gas and natural gas liquids also began to decline, and they remain low by historical standards. These low prices affect our business in numerous ways, including:

•	a material reduction in our revenues and cash flows;

•	a decrease in proved reserves and possible impairments of our oil and natural gas properties as a result of reduced capital spending and the possibility that some of our developed wells and undeveloped wells may become uneconomic;

•	an increase in our cost of capital and difficulty in accessing capital, including the decrease in the borrowing base under our credit facility from $730.0 million to $650.0 million;

•	an increase in the value of oil and natural gas derivatives we entered into before prices declined, which increases our exposure to counterparty defaults; and

•	an increase in the possibility that some of the purchasers of our oil and natural gas production, or some of the companies that provide us with services, may experience financial difficulties.

In response to lower prices, we have taken a number of actions to preserve our liquidity and financial flexibility, including:

•	reducing our distribution for the fourth quarter of 2014 by $0.274 per common unit to $0.50 per common unit;

•	amending our credit facility to include, among other things, an extension of the facility to February 2020, as well as an extension of our senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense covenant to March 31, 2016;

•	reducing the amount of capital spending we expect to dedicate to the development of our exploration and production segment by approximately 40% in 2015; and

•	actively seeking alternative sources of capital to develop our proved undeveloped and probable reserves, including farmouts, production payments and joint ventures.

In addition, with the completion of the initial processing, fractionation and storage buildout in UEO and the sale of our interest in Cardinal, our midstream capital expenditures are expected to decline by approximately $100.0 million compared with 2014. We also plan to accelerate the monetization of our 21% investment in UEO and utilize the proceeds from a sale to reinvest in long–life, producing oil and natural gas properties. We believe that such a sale and reinvestment would result in a significant increase to our borrowing base and liquidity.

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

Oil, natural gas and natural gas liquids prices are expected to be volatile in the future. Factors affecting the price of oil include worldwide economic conditions, geopolitical activities, worldwide supply disruptions, weather conditions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets. Factors affecting the price of oil, natural gas and natural gas liquids include the discovery of substantial accumulations of natural gas in unconventional reservoirs due to technological advancements necessary to commercially produce these unconventional reserves. Factors affecting the price of natural gas include North American weather conditions, industrial and consumer demand for natural gas and natural gas liquids, possible natural gas exports, storage levels of natural gas and natural gas liquids and the availability and accessibility of natural gas deposits in North America.

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

UEO generates revenues from fees charged for gathering, compressing, processing and fractionating natural gas and natural gas liquids. The primary drivers of revenues are the capacity of its facilities and the production available for gathering, processing and fractionating. As we account for our investment in UEO using the equity method of accounting, our proportionate share of its revenues or expenses is reflected in “Income from unconsolidated affiliates” in our consolidated statements of operations.

Utica Shale

We hold approximately 173,000 net working interest acres in Pennsylvania and Ohio and an approximate 2% average ORRI in 880,000 gross acres in Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. Exploration and development activities targeting the Utica Shale are progressing, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area.

In mid–2012, we initiated the process for the monetization of a majority of our working interest acres related to the Utica Shale, and in 2013, we, along with certain institutional partnerships managed by EnerVest, signed agreements to divest a portion of our Utica Shale acreage in Ohio. Through December 2014, we have closed on sales with proceeds of $45.6 million for these acres. We continue to pursue additional forms of monetizations, and we cannot at this time predict the type of transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our additional efforts to monetize the Utica Shale properties, it may take longer to complete the divestiture process than we expect, or we may decide to delay the monetization of all or a portion of the Utica Shale properties.

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

We assess our proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future reserves that will be produced from a field, the timing of this future production, future costs to produce the oil, natural gas and natural gas liquids and future inflation levels. If the carrying amount of a property exceeds the sum of the estimated undiscounted future net cash flows, we recognize an impairment expense equal to the difference between the carrying value and the fair value of the property, which is estimated to be the expected present value of the future net cash flows. Estimated future net cash flows are based on existing proved reserves, forecasted production and cost information and management’s outlook of future commodity prices. Where probable and possible reserves exist, an appropriately risk adjusted amount of these reserves is included in the impairment evaluation. The underlying commodity prices used in the determination of our estimated future net cash flows are based on NYMEX forward strip prices at the end of the period, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believes will impact realizable prices. Future operating costs estimates, including appropriate escalators, are also developed based on a review of actual costs by field or area. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate a property impairment.

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

RESULTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
Production data:
Oil (MBbls)	1,052	1,027	1,110
Natural gas liquids (MBbls)	2,311	2,146	1,742
Natural gas (MMcf)	43,363	42,651	42,536
Net production (MMcfe)	63,540	61,690	59,647
Average sales price per unit:
Oil (Bbl)	$89.15	$95.62	$91.94
Natural gas liquids (Bbl)	28.81	30.86	36.02
Natural gas (Mcf)	4.02	3.43	2.75
Mcfe	5.27	5.04	4.72
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.66	$1.69	$1.74
Production taxes	0.19	0.19	0.18
Total	1.85	1.88	1.92
Asset retirement obligations accretion expense	0.08	0.08	0.09
Depreciation, depletion and amortization	1.67	1.85	1.90
General and administrative expenses	0.71	0.66	0.72

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Net income (loss) for 2014 was $129.7 million compared with $(76.2) million for 2013. The significant factors in this change were (i) a $117.0 million favorable change in gain (loss) on derivatives, net; (ii) a $92.1 million gain on the sale of investment in unconsolidated affiliates; and (iii) a $24.1 million increase in total revenues; partially offset by (iv) a $28.6 million increase in impairment of oil and natural gas properties.

Oil, natural gas and natural gas liquids revenues for 2014 totaled $334.7 million, an increase of $23.8 million compared with 2013. This was the result of increases of $25.0 million related to higher prices for natural gas and $9.8 million related to increased oil, natural gas and natural gas liquids production offset by a decrease of $11.0 million related to lower prices for oil and natural gas liquids.

Lease operating expenses for 2014 increased $1.3 million compared with 2013 as the result of $3.1 million from higher oil, natural gas and natural gas liquids production offset by $1.8 million from a lower rate per Mcfe. Lease operating expenses per Mcfe were $1.66 in 2014 compared with $1.69 in 2013.

Dry hole and exploration costs for 2014 increased $4.3 million compared with 2013 as a result of higher costs at certain of our oil and natural gas properties in the Appalachian Basin and the Austin Chalk.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for 2014 increased $0.5 million compared with 2013 due to increased oil, natural gas and natural gas liquids revenues. Production taxes for both 2014 and 2013 were $0.19 per Mcfe.

Depreciation, depletion and amortization (“DD&A”) for 2014 decreased $7.7 million compared with 2013 due to $10.8 million from a lower average DD&A rate per Mcfe offset by $3.1 million from increased production. The lower DD&A rate per Mcfe reflects the impact that changes in prices had on our reserves estimates and the decrease in the carrying value of our oil and natural gas properties from the impact of the impairments that were recognized in 2013. DD&A for 2014 was $1.67 per Mcfe compared with $1.85 per Mcfe for 2013.

General and administrative expenses for 2014 totaled $45.0 million, an increase of $4.4 million compared with 2013. This increase is the result of (i) $2.1 million of higher fees paid to EnerVest under the omnibus agreement; (ii) $1.8 million of additional equity compensation costs related to the accelerated vesting of the phantom units of a former officer; and (iii) $0.9 million of higher compensation costs due to the separation payment made to a former officer partially offset by $1.2 million of lower compensation costs primarily related to the January 2014 vesting of our phantom units issued under our equity–based compensation plan. General and administrative expenses were $0.71 per Mcfe in 2014 compared with $0.66 per Mcfe in 2013.

In 2014, as a result of a reduction in estimated future net cash flows primarily caused by the decrease in prices, we incurred impairment charges of $114.0 million. Of this amount, $103.1 million related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production, appropriate risk–adjusted discount rates and other relevant data. The remainder of the impairment charges consisted of $10.7 million of leasehold impairment charges and $0.2 million of an impairment charge to write down assets held for sale to their fair value. In 2013, we incurred impairment charges of $85.3 million. Of this amount, $76.3 million related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production, appropriate risk–adjusted discount rates and other relevant data. The remainder of the impairment charges consisted of $8.5 million of leasehold impairment charges and $0.5 million of an impairment charge to write down assets held for sale to their fair value.

In 2014, we recognized a $31.8 million gain on the sale of oil and natural gas properties in the Eagle Ford and a $1.5 million gain on the sale of oil and natural gas properties in the Utica Shale area of Ohio. In 2013, we recognized a gain of $41.3 million on the sale of oil and natural gas properties in the Utica Shale area of Ohio.

Gain (loss) on derivatives, net was $99.7 million for 2014 compared with $(17.3) million for 2013. This change was attributable to changes in future oil and natural gas prices and the impact of decreased cash settlements of matured derivative contracts with more favorable terms that expired as of December 31, 2013. The 12 month forward price at December 31, 2014 for oil averaged $56.46 per Bbl compared with $95.66 per Bbl at December 31, 2013, and the 12 month forward price at December 31, 2014 for natural gas averaged $3.03 per MmBtu compared with $4.19 at December 31, 2013. The 12 month forward price at December 31, 2013 for oil averaged $95.66 per Bbl compared with $93.09 at December 31, 2012, and the 12 month forward prices at December 31, 2013 for natural gas averaged $4.19 per MmBtu compared with $3.54 per Bbl at December 31, 2012.

Interest expense for 2014 increased $3.5 million compared with 2013 due to an increase of $4.6 million from a higher weighted average long–term debt balance and a $1.5 million decrease in capitalized interest offset by $2.6 million from a lower weighted average effective interest rate.

In 2014, we recognized a gain of $92.1 million on the sale of our 9% interest in Cardinal.

Equity in income (loss) of unconsolidated affiliates was $15.8 million for 2014 compared with $(0.3) million for 2013. The significant factor in the increase was the commencement of operations at both Cardinal and UEO, with throughput continuing to increase as more wells come on line.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Net loss for 2013 was $76.2 million compared with a net loss of $16.3 million for 2012. This change reflects (i) $84.0 million change in (loss) gain on derivatives, net and (ii) $50.9 million in increased impairment charges, offset by (iii) $41.3 million in increased gain on sales of oil and natural gas properties, (iv) $29.8 million of higher revenues, and (v) $4.1 million in decreased operating expenses.

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

DD&A for 2013 increased $0.4 million compared with 2012 due to $3.7 million from increased production offset by $3.3 million from a lower DD&A rate. The lower DD&A rate per Mcfe reflects the impact that changes in prices had on our reserves estimates. DD&A for 2013 was $1.85 per Mcfe compared with $1.90 per Mcfe for 2012.

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

In 2013, we incurred impairment charges of $85.3 million. Of this amount, $76.3 million related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production, appropriate risk–adjusted discount rates and other relevant data. The remainder of the impairment charges consisted of $8.5 million of leasehold impairment charges and $0.5 million of an impairment charge to write down assets held for sale to their fair value. In 2012, we incurred impairment charges of $34.5 million. Of this amount, $31.9 million related to oil and natural gas properties that were written down to their fair value, $2.1 million related to leasehold impairment charges and $0.5 million related to additional impairment charges to write down assets held for sale to their fair value.

In 2013, we recognized a gain of $41.3 million on the sale of oil and natural gas properties in the Utica Shale area of Ohio.

Gain (loss) gain on derivatives, net was $(17.3) million for 2013 compared with $66.7 million for 2012. This change was attributable to increases in future natural gas prices. The 12 month forward prices at December 31, 2013 for natural gas averaged $4.19 per Bbl compared with $3.54 per Bbl at December 31, 2012.

Interest expense for 2013 increased $0.4 million compared with 2012 due to an increase of $10.9 million from a higher weighted average long–term debt balance offset by $4.1 million from a lower weighted average effective interest rate and $6.4 million of higher capitalized interest related to our investments in unconsolidated affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital have been issuances of equity and debt securities, borrowings under our credit facility and cash flows from operations. Our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, contributions to our midstream investments, distributions to our unitholders and general partner and working capital needs. For 2015, we believe that cash on hand, proceeds from sales of assets, net cash flows generated from operations and borrowings under our credit facility will be adequate to fund our capital budget, pay distributions to our unitholders and general partner and satisfy our short–term liquidity needs. We may also utilize borrowings under our credit facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund our acquisitions and long–term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Beginning in the third quarter of 2014, prices for oil began a dramatic decline, and current prices for oil are significantly less than they have been over the last several years. Beginning in the fourth quarter of 2014, prices for natural gas and natural gas liquids also began to decline, and they remain low by historical standards. These low prices affect our business in numerous ways, including:

•	reducing our distribution for the fourth quarter of 2014 by $0.274 per common unit to $0.50 per common unit;

•	amending our credit facility to include, among other things, an extension of the facility to February 2020, as well as an extension of our senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense covenant to March 31, 2016;

•	reducing the amount of capital spending we expect to dedicate to the development of our exploration and production segment by approximately 40% in 2015; and

•	actively seeking alternative sources of capital to develop our proved undeveloped and probable reserves, including farmouts, production payments and joint ventures.

In addition, with the completion of the initial processing, fractionation and storage buildout in UEO and the sale of our interest in Cardinal, our midstream capital expenditures are expected to decline by approximately $100.0 million compared with 2014. We also plan to accelerate the monetization of our 21% investment in UEO and utilize the proceeds from a sale to reinvest in long–life, producing oil and natural gas properties. We believe that such a sale and reinvestment would result in a significant increase to our borrowing base and liquidity.

Long–term Debt

As of December 31, 2014, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of December 31, 2014, the borrowing base was $730.0 million, and we had $531.0 million outstanding.

As of December 31, 2014, we have $500.0 million in aggregate principal amount outstanding of 8.0% senior notes due 2019. As of December 31, 2014, the aggregate carrying amount of the senior notes due 2019 was $499.4 million.

In February 2015, we amended our credit facility to include, among other things, an extension of the facility to February 2020, as well as an extension of our ratio of senior secured debt to EBITDAX of no greater than 3.5 to 1.0 covenant to March 31, 2016, after which it reverts back to a ratio of total debt to EBITDAX of no greater than 4.25 to 1.0. In addition, the borrowing base under the facility was decreased to $650.0 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 8. Financial Statements and Supplementary Data” contained herein.

Cash and Cash Equivalents

At December 31, 2014, we had $8.3 million of cash and cash equivalents, which included $4.1 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of December 31, 2014, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

	2014	2013	2012
Operating activities	$148,200	$152,499	$209,515
Investing activities	(46,814)	(337,970)	(273,508)
Financing activities	(104,829)	189,683	41,167

Operating Activities

Cash flows from operating activities provided $148.2 million and $152.5 million in 2014 and 2013, respectively. The significant factors in the change were a $24.1 million increase in our oil, natural gas and natural gas liquids revenues offset by $24.8 million of decreased cash settlements from our matured derivative contracts and a decrease in working capital, primarily related to lower accounts receivable as a result of lower oil, natural gas and natural gas liquids prices at December 31, 2014 compared with December 31, 2013. The decreased cash settlements are due to the impact of derivative contracts with more favorable terms that expired as of December 31, 2013.

Cash flows from operating activities provided $152.5 million and $209.5 million in 2013 and 2012, respectively. The significant factor in the decrease was $84.2 million of decreased cash settlements from our matured derivative contracts offset by a $29.2 million increase in our oil, natural gas and natural gas liquids revenues.

Investing Activities

During 2014, we spent $102.8 million for additions to our oil and natural gas properties and increased our investment in our midstream assets by $114.1 million. In addition, we received $206.3 million from the sale of oil and natural gas properties and our investment in Cardinal, and restricted cash, which represents proceeds from the sale of certain oil and natural gas properties we deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, increased by $33.8 million.

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

Financing Activities

During 2014, we received $209.0 million from borrowings under our credit facility and we repaid $159.0 million of borrowings under our credit facility. In addition, we paid distributions of $155.0 million to holders of our common units and phantom units and our general partner.

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

Capital Requirements

In 2015, we currently expect spending for additions to our oil and natural gas properties to be between $55.0 million and $65.0 million and our commitment to fund the construction activities for UEO to be between $26.0 million and $32.0 million. Assuming we maintain our current quarterly distribution of $0.50 per common unit, we also currently expect to make distributions of approximately $25.2 million per quarter to holders of our common units, phantom units and general partner based on our common units and phantom units outstanding as of February 13, 2015. We expect to fund these amounts with cash on hand, proceeds from sales of assets, net cash flows generated from operations and borrowings under our credit facility.

We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisition of oil and natural gas properties in 2015 with proceeds from the sale of UEO or other assets or through the issuance of equity or debt securities.

Contractual Obligations

	Payments Due by Period (amounts in thousands)
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Total debt (1)	$1,031,000	$–	$531,000	$500,000	$–
Estimated interest payments (2)	189,863	53,647	84,549	51,667	–
Transportation commitments (3)	4,742	618	1,237	1,237	1,650
Purchase obligation (4)	13,154	13,154	–	–	–
Total	$1,238,759	$67,419	$616,786	$552,904	$1,650

_____________

(1)	In February 2015, we amended our credit facility to include, among other things, an extension of the facility to February 2020.

(2)	Amounts represent the expected cash payments for interest based on (i) the amount outstanding under our credit facility as of December 31, 2014 and the weighted average interest rate for 2014 of 2.57%, and (ii) our $500.0 million in aggregate principal amount of 8.0% senior notes due 2019. Such amounts do not include the effects of our interest rate swaps.

(3)	Amounts represent commitments under a firm transportation agreement at current rates.

(4)	Amounts represent payments to be made under our omnibus agreement with EnerVest based on the amount that we will pay in 2015. This amount will increase or decrease as we purchase or divest assets. While these payments will continue for periods subsequent to December 31, 2015, no amounts are shown as they cannot be quantified.

Our asset retirement obligations are not included in the table above given the uncertainty regarding the actual timing of such expenditures. The total amount of our asset retirement obligations at December 31, 2014 is $105.8 million.

Off–Balance Sheet Arrangements

As of December 31, 2014, we had no off–balance sheet arrangements.

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

FORWARD–LOOKING STATEMENTS

This Form 10–K contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “forward–looking statement”). These forward–looking statements relate to, among other things, the following:

•	our future financial and operating performance and results, and our ability to pay distributions;

•	our business strategy and plans, and future capital expenditures, including plans for the sale of additional acreage in the Utica Shale, the Eagle Ford formation and UEO;

•	our estimated net proved reserves, PV–10 value and standardized measure;

•	market prices;

•	our anticipated future gathering, processing and fractionation activities;

•	our future derivative activities; and

•	our plans and forecasts.

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

The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward–looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information. We do not undertake any obligation to update or revise publicly any forward–looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Form 10–K including, but not limited to:

•	fluctuations in prices of oil, natural gas and natural gas liquids and the length of time commodity prices remain depressed;

•	significant disruptions in the financial markets;

•	future capital requirements and availability of financing;

•	our limited control over operations in our midstream business;

•	uncertainty inherent in estimating our reserves;

•	risks associated with drilling and operating wells;

•	discovery, acquisition, development and replacement of reserves;

•	cash flows and liquidity;

•	timing and amount of future production of oil, natural gas and natural gas liquids;

•	availability of drilling and production equipment;

•	marketing of oil, natural gas and natural gas liquids;

•	developments in oil and natural gas producing countries;

•	competition;

•	general economic conditions;

•	governmental regulations;

•	activities taken or non–performance by third parties, including suppliers, contractors, operators, transporters and purchasers of our production and counterparties to our derivative financial instrument contracts;

•	hedging decisions, including whether or not to enter into derivative financial instruments;

•	actions of third party co–owners of interest in properties in which we also own an interest;

•	fluctuations in interest rates and the value of the U.S. dollar in international currency markets; and

•	our ability to effectively integrate companies and properties that we acquire.

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

We have entered into derivatives to hedge a portion of our anticipated production through December 2016. As of December 31, 2014, we have derivatives covering approximately 64% of our production attributable to our estimated net proved reserves through December 2016, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially. Please read the disclosures under “Our estimated reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in the “Risk Factors” section included in Item 1A.

The fair value of our oil and natural gas derivatives at December 31, 2014 was a net asset of $135.4 million. A 10% change in prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our commodity contracts of approximately $27.8 million. Please see “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate derivatives also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for 2014 would have increased by approximately $5.9 million. The fair value of our interest rate derivatives at December 31, 2014 was a net liability of $1.7 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate derivatives of approximately $0.5 million. Please see “Item 8. Financial Statements and supplementary Data” contained herein for additional information.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that EV Energy Partners, L.P.’s internal control over financial reporting was effective as of December 31, 2014.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2014 which is included in ”Item 8. Financial Statements and Supplementary Data” contained herein.

/s/ MARK A. HOUSER	/s/ MICHAEL E. MERCER
Mark A. Houser	Michael E. Mercer
Chief Executive Officer of EV Management, LLC,	Chief Financial Officer of EV Management, LLC,
general partner of EV Energy, GP, L.P.,	general partner of EV Energy GP, L.P.,
general partner of EV Energy Partners, L.P.	general partner of EV Energy Partners, L.P.

Houston, TX

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of EV Management, LLC

and Unitholders of EV Energy Partners, L.P. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of EV Energy Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows, and changes in owners’ equity of the Partnership for each of the three years in the period ended December 31, 2014. We also have audited the Partnership's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EV Energy Partners, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2015

EV Energy Partners, L.P.

Consolidated Balance Sheets

(In thousands, except number of units)

	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$8,255	$11,698
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	32,758	37,661
Related party	1,043	2,873
Other	4,570	1,111
Derivative asset	113,044	13,543
Other current assets	2,000	6,916
Assets held for sale	–	8,012
Total current assets	161,670	81,814

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; December 31, 2014, $778,679; December 31, 2013, $569,770	1,710,925	1,829,062
Other property, net of accumulated depreciation and amortization; December 31, 2014, $898; December 31, 2013, $754	1,141	1,259
Restricted cash	33,768	–
Long–term derivative asset	20,647	29,088
Investments in unconsolidated affiliates	315,491	254,978
Other assets	5,561	8,782
Total assets	$2,249,203	$2,204,983

LIABILITIES AND OWNERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$47,878	$46,876
Derivative liability	–	3,348
Liabilities related to assets held for sale	–	2,155
Total current liabilities	47,878	52,379

Asset retirement obligations	103,832	99,133
Long–term debt	1,030,391	980,297
Other long–term liabilities	989	1,241

Commitments and contingencies

Owners’ equity:
Common unitholders – 48,572,019 units and 48,349,080 units issued and outstanding as of December 31, 2014 and 2013, respectively	1,077,826	1,083,718
General partner interest	(11,713)	(11,785)
Total owners’ equity	1,066,113	1,071,933
Total liabilities and owners’ equity	$2,249,203	$2,204,983

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Operations

(In thousands, except per unit data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Oil, natural gas and natural gas liquids revenues	$334,729	$310,883	$281,749
Transportation and marketing–related revenues	4,676	4,429	3,731
Total revenues	339,405	315,312	285,480

Operating costs and expenses:
Lease operating expenses	105,781	104,465	103,605
Cost of purchased natural gas	3,533	3,242	2,600
Dry hole and exploration costs	6,726	2,380	6,771
Production taxes	11,976	11,476	10,911
Asset retirement obligations accretion expense	4,835	4,925	5,116
Depreciation, depletion and amortization	106,073	113,818	113,381
General and administrative expenses	44,955	40,677	42,682
Impairment of oil and natural gas properties	113,968	85,341	34,453
Gain on sales of oil and natural gas properties	(33,319)	(41,309)	–
Total operating costs and expenses	364,528	325,015	319,519

Operating loss	(25,123)	(9,703)	(34,039)

Other income (expense), net:
Gain (loss) on derivatives, net	99,720	(17,262)	66,734
Interest expense	(52,578)	(49,062)	(48,689)
Gain on sale of investment in unconsolidated affiliate	92,121	–	–
Other income, net	294	277	705
Total other income (expense), net	139,557	(66,047)	18,750

Income (loss) before income taxes and equity in income (loss) of unconsolidated affiliates	114,434	(75,750)	(15,289)

Income taxes	(476)	(133)	(1,078)

Income (loss) before equity in income (loss) of unconsolidated affiliates	113,958	(75,883)	(16,367)

Equity in income (loss) of unconsolidated affiliates	15,762	(344)	18

Net income (loss)	$129,720	$(76,227)	$(16,349)

Net income (loss) per limited partner unit:
Basic	$2.58	$(1.76)	$(0.38)
Diluted	$2.58	$(1.76)	$(0.38)

Weighted average limited partner units outstanding:
Basic	48,563	43,691	41,952
Diluted	48,563	43,691	41,952

Distributions declared per common unit	$2.819	$3.078	$3.062

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$129,720	$(76,227)	$(16,349)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Dry hole costs	4,141	616	1,100
Asset retirement obligations accretion expense	4,835	4,925	5,116
Depreciation, depletion and amortization	106,073	113,818	113,381
Equity–based compensation	19,289	17,470	16,433
Impairment of oil and natural gas properties	113,968	85,341	34,453
Gain on sales of oil and natural gas properties	(33,319)	(41,309)	–
(Gain) loss on derivatives, net	(99,720)	17,262	(66,734)
Cash settlements of matured derivative contracts	5,313	30,066	114,343
Amortization of deferred loan costs	2,333	2,333	2,183
Gain on sale of investment in unconsolidated affiliate	(92,121)	–	–
Equity in (income) loss of unconsolidated affiliates	(15,762)	344	(18)
Distributions from unconsolidated affiliates	337	285	79
Other	(700)	(296)	2,165
Changes in operating assets and liabilities:
Accounts receivable	3,275	(2,671)	(1,773)
Other current assets	(1,203)	(68)	51
Accounts payable and accrued liabilities	2,368	1,316	5,185
Other, net	(627)	(706)	(100)
Net cash flows provided by operating activities	148,200	152,499	209,515

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	–	(57,976)	(120,033)
Additions to oil and natural gas properties	(102,761)	(97,946)	(129,783)
Prepaid drilling costs	(2,501)	(5,041)	–
Investments in unconsolidated affiliates	(114,108)	(221,101)	(33,811)
Proceeds from sales of oil and natural gas properties	45,183	44,056	5,522
Proceeds from sale of investment in unconsolidated affiliate	161,093	–	–
Restricted cash	(33,768)	–	–
Distributions from unconsolidated affiliates	48	38	19
Settlements from acquired derivatives	–	–	4,578
Net cash flows used in investing activities	(46,814)	(337,970)	(273,508)

Cash flows from financing activities:
Long–term debt borrowings	209,000	329,000	160,000
Repayments of long–term debt borrowings	(159,000)	(208,000)	(460,000)
Proceeds from debt offering	–	–	206,000
Loan costs paid	–	–	(4,152)
Proceeds from public equity offerings	–	204,527	262,833
Offering costs	–	(226)	(304)
Contributions from general partner	154	4,508	5,714
Distributions paid	(154,978)	(140,126)	(128,924)
Other	(5)	–	–
Net cash flows (used in) provided by financing activities	(104,829)	189,683	41,167

(Decrease) increase in cash and cash equivalents	(3,443)	4,212	(22,826)
Cash and cash equivalents – beginning of year	11,698	7,486	30,312
Cash and cash equivalents – end of year	$8,255	$11,698	$7,486

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Changes in Owners’ Equity

(In thousands)

	Common Unitholders	Class B Unitholders	General Partner Interest	Total Owners’ Equity
Balance, December 31, 2011	$935,425	$232	$(15,618)	$920,039
Conversion of 41,075 vested phantom units	2,836	–	–	2,836
Proceeds from public equity offerings, net of offering costs of $304	262,529	–	–	262,529
Contributions from general partner	–	–	5,714	5,714
Distributions	(114,501)	(11,845)	(2,578)	(128,924)
Equity–based compensation	12,278	1,243	458	13,979
Conversion of Class B units	(11,530)	11,530	–	–
Net loss	(14,862)	(1,160)	(327)	(16,349)
Balance, December 31, 2012	1,072,175	–	(12,351)	1,059,824
Conversion of 40,264 vested phantom units	2,365	–	–	2,365
Proceeds from public equity offering, net of offering costs of $226	204,301	–	–	204,301
Contributions from general partner	–	–	4,508	4,508
Distributions	(137,363)	–	(2,763)	(140,126)
Equity–based compensation	16,942	–	346	17,288
Net loss	(74,702)	–	(1,525)	(76,227)
Balance, December 31, 2013	1,083,718	–	(11,785)	1,071,933
Contributions from general partner	–	–	154	154
Distributions	(151,915)	–	(3,063)	(154,978)
Equity–based compensation	18,903	–	386	19,289
Other	(5)	–	–	(5)
Net income	127,125	–	2,595	129,720
Balance, December 31, 2014	$1,077,826	$–	$(11,713)	$1,066,113

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

The Partnership has two reportable segments: exploration and production and midstream. The exploration and production segment is responsible for the acquisition, development and production of the Partnership’s oil and natural gas properties. The midstream segment, which consists of the Partnership’s investments in Utica East Ohio Midstream LLC (“UEO”) and, prior to October 2014, Cardinal Gas Services, LLC (“Cardinal”), is engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio.

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

As of December 31, 2014 and 2013, we did not have any reserves for doubtful accounts, and we did not incur any expense related to bad debts. We do not have any off–balance sheet credit exposure related to our customers.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Property and Depreciation

Our oil, natural gas and natural gas liquids producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Capitalized costs associated with unproved properties totaled $117.7 million and $133.8 million as of December 31, 2014 and December 31, 2013, respectively. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain non–producing leasehold costs are expensed as incurred. For 2014, 2013 and 2012, we recorded dry hole and exploration costs of $6.7 million, $2.4 million and $6.8 million, respectively.

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

Impairment of Long–Lived Assets

We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. For 2014, 2013 and 2012, we recorded impairment charges of $103.3 million, $76.9 million and $32.4 million, respectively, related to proved oil and natural gas properties as the carrying amounts of such properties were determined not to be recoverable (see Note 8).

Unproved oil and natural gas properties are assessed periodically on a property–by–property basis, and any impairment in value is recognized. For 2014, 2013 and 2012, we recorded leasehold impairment charges of $10.7 million, $8.5 million and $2.1 million, respectively, related to unproved oil and natural gas properties.

Restricted Cash

Restricted cash represents proceeds from the sale of certain oil and natural gas properties we deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Oil, natural gas and natural gas liquids revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no significant gas imbalances at December 31, 2014 or 2013.

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

We have elected not to designate our derivatives as hedging instruments. Changes in the fair value of derivatives are recorded immediately to earnings as “Gain (loss) on derivatives, net” in our consolidated statements of operations.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Concentration of Credit Risk

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of December 31, 2014, all of our counterparties have performed pursuant to their derivative contracts.

Our oil, natural gas and natural gas liquids revenues are derived principally from uncollateralized sales to numerous companies in the oil and natural gas industry; therefore, our customers may be similarly affected by changes in economic and other conditions within the industry. We have experienced no significant credit losses on such sales in the past.

In 2014, 2013 and 2012, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but, that over time, we would be able to replace our major customers.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components that represent a strategic shift that has or will have a major impact on an entity’s operations or financial results. The provisions of ASU 2014–08 are applicable to annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. Early adoption is permitted for any annual or interim period for which an entity’s financial statements have not yet been previously issued or made available for issuance. We chose to adopt ASU 2014–08 as of September 30, 2014. There was no material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014–09, Revenue from Contracts with Customers. This ASU will supersede virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. The provisions of ASU 2014–09 are applicable to annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. We have not yet determined the effect that adopting this ASU will have on our consolidated financial statements.

In August 2014, the FASB issued AU No. 2014–15, Presentation of Financial Statements – Going Concern. This ASU amends the accounting guidance for the presentation and disclosure of uncertainties about an entity’s ability to continue as a going concern. It requires management to evaluate and disclose whether there is substantial doubt about its ability to continue as a going concern. Management should consider relevant conditions or events that are known or reasonably known on the date the financial statements are issued. The provisions of ASU 2014–15 are applicable to annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. We do not expect that adopting this ASU will have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective during the year ended December 31, 2014 have had or are expected to have a material impact on our consolidated financial statements.

Subsequent Event

In February 2015, we amended our credit facility to include, among other things, an extension of the facility to February 2020, as well as an extension of our senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense (“EBITDAX”) covenant to March 31, 2016. In addition, the borrowing base under the facility was decreased to $650.0 million.

We evaluated subsequent events for appropriate accounting and disclosure through the date these consolidated financial statements were issued.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 3. EQUITY–BASED COMPENSATION

EV Management has a long–term incentive plan (the “Plan”) for employees, consultants and directors of EV Management and its affiliates who perform services for us. The Plan, as amended, allows for the award of unit options, phantom units, performance units, restricted units and deferred equity rights. As of December 31, 2014, the aggregate amount of our common units that may be awarded under the plan was 4.5 million units. Unless earlier terminated by us or unless all units available under the Plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016. The compensation committee of the board of directors administers the Plan.

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

We estimated the fair value of these phantom units using the Black–Scholes option pricing model. The following assumptions were used to estimate the weighted average fair value of these phantom units for the years ended December 31:

	2014	2013	2012
Weighted average fair value of phantom units	$22.77	$31.92	$58.92
Expected volatility	34.52%	30.78%	37.87%
Risk–free interest rate	0.87%	0.68%	0.40%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.0	4.0	4.0

We calculated estimated volatility using historical daily prices for two years prior to the grant date. The risk–free interest rate was based on U.S. Treasury yield curves. The dividend yield is not taken into account as recipients are entitled to receive all distributions underlying the phantom units.

Activity related to these phantom units is as follows:

	Number of Phantom Units	Weighted Average Grant Date Fair Value per Phantom Unit
Nonvested phantom units as of December 31, 2013	922,756	$45.63
Granted	358,100	22.77
Vested	(254,269)	46.74
Forfeited	(38,262)	47.24
Nonvested phantom units as of December 31, 2014	988,325	$37.00

The total grant date fair value of the phantom units vested in 2014, 2013 and 2012 was $11.9 million, $8.5 million and $4.8 million, respectively.

We recognized compensation cost related to these phantom units of $13.9 million, $11.9 million and $8.4 million in 2014, 2013 and 2012. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

As of December 31, 2014, there was $24.0 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 2.8 years.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

The total fair value of the phantom units vested in 2013 and 2012 was $2.4 million and $2.8 million, respectively.

We recognized compensation cost related to these phantom units of $0.2 million and $2.5 million in 2013 and 2012, respectively. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

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

Activity related to these performance units is as follows:

	Number of Performance Units	Weighted Average Grant Date Fair Value per Performance Unit
Nonvested performance units as of December 31, 2013	225,000	$64.07
Vested	(22,500)	64.07
Forfeited	(9,000)	64.07
Nonvested performance units as of December 31, 2014	193,500	$64.07

The total grant date fair value of the performance units vested in 2014, 2013 and 2012 was $1.4 million, $1.6 million and $1.7 million, respectively.

We recognized compensation cost related to our performance units of $5.4 million, $5.4 million and $5.6 million in 2014, 2013 and 2012, respectively. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

As of December 31, 2014, there was $0.2 million of total unrecognized compensation cost related to unvested performance units which is expected to be recognized in the first quarter of 2015.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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
$65,974

The amounts included in the table above represented preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed for these acquisitions. The fair values were finalized in 2014 and resulted in no significant adjustment to the original purchase price allocation.

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

In August 2012, we also acquired additional working interests in acreage in Ohio that we believe may be prospective for the Utica Shale for $75.2 million, after preliminary purchase price adjustments.

NOTE 5. DIVESTITURES

2014

We, along with certain institutional partnerships managed by EnerVest, closed on the sale of certain deep rights in the Eagle Ford formation in Burleson, Brazos and Grimes Counties, Texas, and our share of the proceeds was $33.8 million. We retained all non–Eagle Ford formation rights, including the Austin Chalk formation and corresponding production. The transaction is subject to customary purchase price adjustments. Operating results related to the Eagle Ford formation were included in our exploration and production segment.

We closed on the sale of our nine percent interest in Cardinal for $161.1 million, which included certain purchase price adjustments and transaction-related expenses. The transaction is subject to additional customary purchase price adjustments. We recognized equity in income (loss) of unconsolidated affiliates related to our interest in Cardinal of $5.4 million, $1.2 million and $(0.1) million in 2014, 2013 and 2012, respectively, and these amounts were reported in our midstream segment.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The assets and liabilities that were held for sale as of December 31, 2013 were sold for $5.8 million. In conjunction with the sale, we incurred an additional impairment charge of $0.2 million (see Note 8). Operating results related to these properties were included in our exploration and production segment.

In addition, we closed on the sale of additional Utica Shale acreage in Ohio and six non–core oil and natural gas wells in the Permian Basin for aggregate proceeds of $5.6 million.

2013

We closed on sales of Utica Shale acreage in Ohio and received proceeds of $44.1 million for these acres.

2012

In 2012, the assets and liabilities that were held for sale as of December 31, 2011 were sold for $5.5 million. We also sold non–core oil and natural gas wells for $0.5 million, which is recorded within accounts receivable as of December 31, 2012.

NOTE 6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The most significant of our investments in unconsolidated affiliates are our 21% interest and, prior to October 2014, our 9% interest in Cardinal (see Note 5). Both of these investments are engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio.

Summarized balance sheet information for our significant investments in unconsolidated affiliates is as follows as of December 31:

	2014 (1)	2013 (2)
Current assets	$98,061	$71,153
Noncurrent assets	1,381,773	1,528,518

Total assets	$1,479,834	$1,599,671

Current liabilities	$37,967	$145,006
Owner’s equity	1,441,867	1,454,665

Total liabilities and owner’s equity	$1,479,834	$1,599,671

(1)	Balance sheet information is for UEO on a stand–alone basis.

(2)	Balance sheet information is for UEO and Cardinal on a combined basis.

Summarized combined statement of operations information for our significant investments in unconsolidated affiliates is as follows for the years ended December 31:

	2014 (1)	2013	2012
Revenues	$237,344	$56,888	$3,124
Operating income (loss)	109,003	4,955	(1,654)
Net income (loss)	109,660	5,125	(1,568)

(1)	Statement of operations data for Cardinal is included through the date of divestiture (see Note 5).

As of December 31, 2014, the excess of our investment over our equity in UEO is $12.5 million. As of December 31, 2013, the excess of our investment over our equity in Cardinal and UEO is $8.2 million.

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

We have elected not to designate any of our derivatives as hedging instruments. Accordingly, changes in the fair value of our derivatives are recorded immediately to earnings as “Gain (loss) on derivatives, net” in our consolidated statements of operations.

As of December 31, 2014, we had entered into oil and natural gas derivatives with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price
Oil (MBbls):
Swaps – 2015	1,277.5	$90.28
Swaps – 2016	366.0	90.14

Natural Gas (MmBtus):
Swaps – 2015	39,602.5	4.86
Swaps – 2016	18,300.0	4.07

As of December 31, 2014, we had also entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
January 2015 – July 2015	$110,000	1 Month LIBOR	3.315%

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the fair values and classification of our outstanding derivatives:

			Net Amounts
		Gross Amounts	of Assets
	Gross Amounts	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Derivatives:
As of December 31, 2014:
Derivative asset	$114,754	$(1,710)	$113,044
Long–term derivative asset	20,647	–	20,647
Total	$135,401	$(1,710)	$133,691

As of December 31, 2013:
Derivative asset	$24,950	$(11,407)	$13,543
Long–term derivative asset	30,903	(1,815)	29,088
Total	$55,853	$(13,222)	$42,631

			Net Amounts
		Gross Amounts	of Liabilities
	Gross Amounts	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheets	Balance Sheets
Derivatives:
As of December 31, 2014:
Derivative liability	$1,710	$(1,710)	$–
Long–term derivative liability	–	–	–
Total	$1,710	$(1,710)	$–

As of December 31, 2013:
Derivative liability	$14,755	$(11,407)	$3,348
Long–term derivative liability	1,815	(1,815)	–
Total	$16,570	$(13,222)	$3,348

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

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of December 31, 2014 and 2013, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 8. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy table for our net assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014:
Assets – Oil and natural gas derivatives	$135,401	$–	$135,401	$–

Liabilities – Interest rate swaps	$1,710	$–	$1,710	$–

As of December 31, 2013:
Assets – Oil and natural gas derivatives	$55,853	$–	$55,853	$–

Liabilities:
Oil and natural gas derivatives	$11,560	$–	$11,560	$–
Interest rate swaps	5,010	–	5,010	–
Total	$16,570	$–	$16,570	$–

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives using the income approach using inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in 2014.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Nonrecurring Basis

The following table presents the fair value hierarchy table for our net assets and liabilities that are required to be measured at fair value on a nonrecurring basis:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Year ending December 31:
2014:
Long–lived assets held and used	$83,043	$–	$–	$83,043	$103,118
Long–lived assets held for sale	5,801	–	5,801	–	164
	$88,844	$–	$5,801	$83,043	$103,282

2013:
Long–lived assets held and used	$55,163	$–	$–	$55,163	$76,342
Long–lived assets held for sale	8,012	–	8,012	–	514
	$63,175	$–	$8,012	$55,163	$76,856

2012:
Long–lived assets held and used	$34,214	$–	$–	$34,214	$31,876
Long–lived assets held for sale	6,014	–	6,014	–	491
	$40,228	$–	$6,014	$34,214	$32,367

Long–lived Assets Held and Used

In 2014, as a result of a reduction in estimated future net cash flows primarily caused by the decrease in prices, oil and natural gas properties with an aggregate carrying amount of $186.1 million were written down to their fair value of $83.0 million, resulting in an aggregate impairment charge of $103.1 million. This impairment charge was included in earnings for 2014. In 2013, oil and natural gas properties with an aggregate carrying amount of $131.5 million were written down to their aggregate fair value of $55.2 million, resulting in an aggregate impairment charge of $76.3 million. This impairment charge was included in earnings for 2013. In 2012, oil and natural gas properties with an aggregate carrying amount of $66.1 million were written down to their aggregate fair value of $34.2 million, resulting in an aggregate impairment charge of $31.9 million. This impairment charge was included in earnings for 2012.

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

Long–lived Assets Held for Sale

In 2014, we incurred an additional impairment charge of $0.2 million to write down assets held for sale at December 31, 2013 with a carrying amount of $6.0 million to their fair value of $5.8 million. This impairment charge was included in earnings for 2014. In 2013, we incurred an impairment charge of $0.5 million to write down assets held for sale to their fair market value of $8.0 million. This impairment charge was included in earnings for 2013. In 2012, we incurred additional impairment charges of $0.5 million to write down assets held for sale to their fair value of $6.0 million. These impairment charges were included in earnings for 2012.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. As of December 31, 2014 and December 31, 2013, the estimated fair value of our senior notes due 2019 was $427.5 million and $504.7 million, respectively, which differs from the carrying value of $499.4 million and $499.3 million, respectively. The fair value of the senior notes due 2019 was determined using Level 2 inputs.

NOTE 9. ASSET RETIREMENT OBLIGATIONS

The changes in the aggregate ARO are as follows:

Balance as of December 31, 2012	$104,684
Liabilities incurred and assumed in acquisitions	1,852
Accretion expense	4,925
Revisions in estimated cash flows	(6,704)
Settlements and divestitures	(1,584)
Balance as of December 31, 2013	103,173
Liabilities incurred	753
Accretion expense	4,835
Revisions in estimated cash flows	432
Settlements and divestitures	(3,420)
Balance as of December 31, 2014	$105,773

As of both December 31, 2014 and 2013, $1.9 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our consolidated balance sheets. In addition, as of December 31, 2013, $2.2 million of our ARO was included in “Liabilities related to assets held for sale” in our consolidated balance sheets.

NOTE 10. LONG–TERM DEBT

Credit Facility

As of December 31, 2014, we have a $1.0 billion credit facility that expires in April 2016. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of senior secured debt to EBITDAX of no greater than 3.5 to 1.0. As of December 31, 2014, we were in compliance with these financial covenants.

The facility does not require any repayments of amounts outstanding until it expires in April 2016. Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 2.98% and 3.09% at December 31, 2014 and 2013, respectively).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of December 31, 2014, the borrowing base under the facility was $730.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

We had $531.0 million and $481.0 million outstanding under the facility at December 31, 2014 and 2013, respectively.

8.0% Senior Notes due 2019

We have $500.0 million outstanding of our 8.0% senior unsecured notes due 2019 (the “Notes”). The Notes were issued under an indenture dated March 22, 2011, (the “Indenture”), mature April 15, 2019, and bear interest at 8.0%.  Interest is payable semi–annually.  The Notes are general unsecured obligations and are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the collateral securing such indebtedness.

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

The aggregate carrying amount of the Notes was $499.4 million and $499.3 million at December 31, 2014 and December 31, 2013, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2014 and 2013.

As of December 31, 2014, we expect our aggregate commitment to fund the construction activities for UEO to be between $26.0 million and $32.0 million for 2015.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

We have entered into a firm agreement for the future transportation and processing of natural gas. We are obligated to transport minimum daily natural gas volumes. As of December 31, 2014, our future minimum transportation fees under this agreement are as follows for the years ended December 31:

2015	$618
2016	619
2017	618
2018	619
2019	618
Thereafter	1,650
$4,742

NOTE 12. OWNERS’ EQUITY

Units Outstanding

At December 31, 2014, owner’s equity consists of 48,572,019 common units outstanding (including 4,249,470 common units held by our executive officers and directors), collectively representing a 98% limited partnership interest in us, and a 2% general partnership interest.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

The minimum quarterly distribution is not guaranteed and distributions below the minimum quarterly distribution will not be accrued in arrears.

Our general partner is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distributions Target Amount	Limited Partner	General Partner
Minimum quarterly distribution	$0.7615	98%	2%
First target distribution	Up to $0.875725	98%	2%
Second target distribution	Above $0.875725, up to $0.951875	85%	15%
Thereafter	Above $0.951875	75%	25%

The following sets forth the distributions we paid during the years ended December 31, 2014 and 2013:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 14, 2014	October 1, 2013 – December 31, 2013	$0.771	$38,696
May 15, 2014	January 1, 2014 – March 31, 2014	0.772	38,716
August 14, 2014	April 1, 2014 – June 30, 2014	0.773	38,760
November 14, 2014	July 1, 2014 – September 30, 2014	0.774	38,806
			$154,978

February 14, 2013	October 1, 2012 – December 31, 2012	$0.767	$33,838
May 15, 2013	January 1, 2013 – March 31, 2013	0.768	33,883
August 14, 2013	April 1, 2013 – June 30, 2013	0.769	33,925
November 14, 2013	July 1, 2013 – September 30, 2013	0.770	38,480
			$140,126

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

On February 2, 2015, the board of directors of EV Management declared a $0.50 per unit distribution for the fourth quarter of 2014 on all common units. The distribution was paid on February 13, 2015 to unitholders of record at the close of business on February 9, 2015. The aggregate amount of the distribution was $25.2 million.

NOTE 13. NET INCOME (LOSS) PER LIMITED PARTNER UNIT

The following sets forth the calculation of net income (loss) per limited partner unit for the years ended December 31:

	2014	2013	2012
Net income (loss)	$129,720	$(76,227)	$(16,349)
General partner’s 2% interest in net income (loss)	(2,595)	1,525	327
Net income (loss) attributable to unvested phantom units	(1,723)	(2,006)	–
Limited partners’ interest in net income (loss)	$125,402	$(76,708)	$(16,022)

Weighted average limited partner units outstanding:
Common units	48,563	43,691	38,156
Class B units	–	–	3,662
Performance units	–	–	134
Denominator for basic net income (loss) per limited partner unit		43,691	41,952
Dilutive phantom units (1)	–	–	–
Total	48,563	43,691	41,952

Net income (loss) per limited partner unit:
Basic	$2.58	$(1.76)	$(0.38)
Diluted	$2.58	$(1.76)	$(0.38)

(1)	Unearned performance units totaling 0.2 million, 0.2 million and 0.8 million units were not included in the computation of diluted net income (loss) per limited partner unit for 2014, 2013 and 2012, respectively, because the effect would have been anti-dilutive.

NOTE 14. RELATED PARTY TRANSACTIONS

Pursuant to our omnibus agreement with EnerVest, we paid EnerVest $12.1 million, $10.0 million and $13.1 million in 2014, 2013 and 2012, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. During 2014, 2013 and 2012, we reimbursed EnerVest approximately $17.0 million, $17.1 million and $17.5 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis. These costs are included in lease operating expenses in our consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil, natural gas and natural gas liquids sales and distributes them to us and other working interest owners.

In 2011, we and certain institutional partnerships managed by EnerVest carved out 7.5% overriding royalty interests ("ORRI") from certain acres in Ohio (the "Underlying Properties"), which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership.  EnerVest is the general partner of this partnership.  The ORRI will entitle the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties.  We own a 48% limited partner interest in the partnership and account for our investment using the equity method of accounting. We recognized $0.4 million, $0.2 million and $0.1 million of income from unconsolidated affiliates in 2014, 2013 and 2012, respectively, and we received $0.3 million and $0.2 million of distributions in 2014 and 2013, respectively.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 15. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows as of and for the years ended December 31:

	2014	2013	2012
Supplemental cash flows information:
Cash paid for interest, net of capitalized interest of $5,741, $7,276 and $906 at December 31, 2014, 2013 and 2012, respectively	$49,444	$45,355	$47,903
Cash paid for income taxes	155	325	340

Non–cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	18,028	19,450	13,951
Purchase price adjustment in accounts receivable	–	–	7,969

Accounts payable and accrued liabilities consisted of the following as of December 31:

	2014	2013

Costs for additions to oil and natural gas properties	$18,028	$19,450
Lease operating expenses	9,701	7,793
Interest	8,649	8,701
Production and ad valorem taxes	5,683	4,862
General and administrative expenses	2,317	2,082
Current portion of ARO	1,941	1,885
Derivative settlements	280	1,443
Other	1,279	660
Total	$47,878	$46,876

NOTE 16. QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenues	$95,339	$89,360	$84,531	$70,175
Gross profit (1)	65,451	59,433	54,105	39,126
Net (loss) income	(6,253)	(9,023)	42,620	102,376
Net (loss) income per limited partner unit:
Basic	$(0.14)	$(0.19)	$0.85	$2.03
Diluted	$(0.14)	$(0.19)	$0.85	$2.03

2013
Revenues	$73,702	$81,602	$81,414	$78,594
Gross profit (1)	43,949	51,510	51,526	49,144
Net (loss) income	(46,581)	32,854	(12,314)	(50,186)
Net (loss) income per limited partner unit:
Basic	$(1.08)	$0.74	$(0.29)	$(1.06)
Diluted	$(1.08)	$0.74	$(0.29)	$(1.06)

(1)	Represents total revenues less lease operating expenses, cost of purchased natural gas and production taxes.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 17. SEGMENT INFORMATION

We have two reportable segments: exploration and production and midstream. Our exploration and production segment is responsible for the acquisition, development and production of our oil and natural gas properties. Our midstream segment, which consists of UEO and, through October 2014, Cardinal, is accounted for using the equity method of accounting and is engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio. All of our operations are located in the United States.

Management evaluates the performance of our segments based on segment profits, which include segment revenues and direct segment costs and expenses. Segment profit excludes items such as asset retirement obligations accretion expense, depreciation, depletion and amortization, general and administrative expenses, impairment of oil and natural gas properties, gain of sales of oil and natural gas properties, gain (loss) on derivatives, interest expense, gain on sale of investment in unconsolidated affiliate and other income or expense.

Summarized financial information for our operating segments is shown below:

	Exploration and Production	Midstream	Consolidated Total
Year ended December 31, 2014:
Total revenues	$339,405	$–	$339,405
Segment profit	211,389	–	211,389
Equity in income of unconsolidated affiliates	408	15,354	15,762

Year ended December 31, 2013:
Total revenues	$315,312	$–	$315,312
Segment profit	193,749	–	193,749
Equity in income (loss) of unconsolidated affiliates	259	(603)	(344)

Year ended December 31, 2012:
Total revenues	285,480	–	285,480
Segment profit	161,593	–	161,593
Equity in income (loss) of unconsolidated affiliates	156	(138)	18

As of December 31, 2014:
Capital expenditures	112,409	–	112,409
Total assets	1,934,030	315,173	2,249,203

As of December 31, 2013:
Capital expenditures	175,870	–	175,870
Total assets	1,950,300	254,683	2,204,983

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The following table reconciles the segment profits reported above to loss before income taxes and (loss) income from unconsolidated affiliates for the years ended December 31:

	2014	2013	2012
Segment profit	$211,389	$193,749	$161,593
Asset retirement obligations accretion expense	(4,835)	(4,925)	(5,116)
Depreciation, depletion and amortization	(106,073)	(113,818)	(113,381)
General and administrative expenses	(44,955)	(40,677)	(42,682)
Impairment of oil and natural gas properties	(113,968)	(85,341)	(34,453)
Gain on sales of oil and natural gas properties	33,319	41,309	–
Gain (loss) on derivatives, net	99,720	(17,262)	66,734
Interest expense	(52,578)	(49,062)	(48,689)
Gain on sale of investment in unconsolidated affiliate	92,121	–	–
Other income	294	277	705
Income (loss) before income taxes and equity in income (loss) from unconsolidated affiliates	$114,434	$(75,750)	$(15,289)

NOTE 18. SUPPLEMENTARY INFORMATION ON OIL AND NATURAL GAS ACTIVITIES (UNAUDITED)

Capitalized costs relating to oil and natural gas producing activities are as follows at December 31:

	2014	2013
Proved oil and natural gas properties	$2,371,866	$2,265,069
Unproved oil and natural gas properties	117,738	133,763
	2,489,604	2,398,832
Accumulated depreciation, depletion and amortization	(778,679)	(569,770)
Net capitalized costs	$1,710,925	$1,829,062

Costs incurred in oil and natural gas property acquisition and development activities are as follows for the years ended December 31:

	2014	2013	2012
Acquisition of oil and natural gas properties:
Proved	$–	$59,602	$36,834
Unproved	–	6,018	75,229
Exploration costs	2,585	1,764	5,671
Development costs	103,840	108,486	131,674
Total	$106,425	$175,870	$249,408

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 19. ESTIMATED PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

Our estimated proved reserves are all located within the United States. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are expected to change as further information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil, natural gas and natural gas liquids reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used in these estimates. The estimates of our proved reserves as of December 31, 2014, 2013 and 2012 have been prepared by Cawley, Gillespie, & Associates, Inc., independent petroleum consultants.

The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated.

	Oil (MBbls) (1)	Natural Gas (Mmcf) (2)	Natural Gas Liquids (MBbls) (1)	Mmcfe (3)
Proved developed and undeveloped reserves:
As of December 31, 2011	15,067	808,681	40,884	1,144,389
Revisions of previous estimates (4)	(1,489)	(210,452)	(5,688)	(253,513)
Purchases of minerals in place	236	25,532	559	30,301
Extensions and discoveries (5)	1,011	30,429	1,859	47,649
Production	(1,110)	(42,536)	(1,742)	(59,647)
Sales of minerals in place	(207)	(2,108)	(193)	(4,510)
As of December 31, 2012	13,508	609,546	35,679	904,669
Revisions of previous estimates	(760)	36,214	4,835	60,663
Purchases of minerals in place	21	67,291	496	70,395
Extensions and discoveries (6)	1,342	149,502	10,093	218,112
Production	(1,027)	(42,651)	(2,146)	(61,690)
Sales of minerals in place	–	(222)	(55)	(555)
As of December 31, 2013	13,084	819,680	48,902	1,191,594
Revisions of previous estimates (7)	(1,851)	(138,666)	(16,180)	(246,856)
Purchases of minerals in place	21	1,515	222	2,974
Extensions and discoveries (8)	1,900	81,571	5,767	127,571
Production	(1,052)	(43,363)	(2,311)	(63,540)
Sales of minerals in place	(194)	(8,545)	(257)	(11,247)
As of December 31, 2014	11,908	712,192	36,143	1,000,496

Proved developed reserves:
December 31, 2011	11,675	557,489	25,359	779,693
December 31, 2012	11,153	473,223	24,832	689,133
December 31, 2013	10,443	578,274	29,056	815,268
December 31, 2014	9,783	599,664	30,766	842,956

Proved undeveloped reserves:
December 31, 2011	3,392	251,192	15,525	364,696
December 31, 2012	2,355	136,323	10,847	215,536
December 31, 2013	2,641	241,406	19,846	376,326
December 31, 2014	2,125	112,528	5,377	157,540

(1)	Thousands of barrels.

(2)	Million cubic feet.

(3)	Million cubic feet equivalent; barrels are converted to Mcfe based on one barrel of oil or natural gas liquids to six Mcf of natural gas equivalent

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

(4)	Revisions were primarily attributable to decreased prices used in estimating our reserves (269.9 Bcfe) offset by positive development and production history (16.4 Bcfe).

(5)	Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (39.0 Bcfe) and the Appalachian Basin (3.1 Bcfe).

(6)	Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (177.1 Bcfe).

(7)	Revisions were primarily attributable to the removal of 213.3 Bcfe of reserves that we had planned to develop at December 31, 2013, but based on current prices, we no longer expect to develop within the next five years.

(8)	Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (78.2 Bcfe) and the Appalachian Basin (33.0 Bcfe).

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

The standardized measure of discounted future net cash flows relating to estimated proved oil, natural gas and natural gas liquids reserves is presented below for the years ended December 31:

	2014	2013	2012
Future cash inflows	$4,639,547	$4,998,790	$4,005,432
Future production and development costs	(2,123,559)	(2,509,542)	(1,971,099)
Future income tax expenses	(18,266)	(22,091)	(16,473)
Future net cash flows	2,497,722	2,467,157	2,017,860
10% annual discount for estimated timing of cash flows	(1,404,419)	(1,427,372)	(1,150,928)
Standardized measure of discounted future net cash flows	$1,093,303	$1,039,785	$866,932

 As specified by the SEC, the prices for oil, natural gas and natural gas liquids used in this calculation were the average prices during the year determined using the price on the first day of each month, except for volumes subject to fixed price contracts. The prices utilized in calculating our total estimated proved reserves at December 31, 2014, 2013 and 2012 were $94.99 per Bbl of oil, $4.35 per MMBtu of natural gas; $96.78 per Bbl of oil, $3.666 per MMBtu of natural gas; and $94.71 per Bbl of oil and $2.757 per MMBtu of natural gas, respectively. We do not include our commodity derivatives in the determination of our oil, natural gas and natural gas liquids reserves.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The principal sources of changes in the standardized measure of future net cash flows are as follows for the years ended December 31:

	2014	2013	2012
Standardized measure at beginning of period	$1,039,785	$866,932	$1,406,131
Sales and transfers of oil, natural gas and natural gas liquids produced, net of production costs	(216,972)	(194,942)	(167,233)
Net changes in prices and production costs	131,899	(1,264)	(292,849)
Extensions, discoveries and improved recovery, less related costs	113,127	113,714	62,367
Development costs incurred during the period	23,737	17,762	37,501
Revisions and other	(69,407)	53,427	(313,955)
Accretion of 10% timing discount	104,941	87,433	141,723
Changes in income taxes	1,725	(2,218)	3,697
Changes in estimated future development costs	(2,980)	1,692	1,319
Changes in timing and other	(28,853)	55,966	(35,046)
Purchase of minerals in place	4,376	41,810	32,906
Sales of minerals in place	(8,075)	(527)	(9,629)
Standardized measure of discounted future net cash flows	$1,093,303	$1,039,785	$866,932

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. We adopted the 2013 Framework as of December 31, 2014.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10–K for the fiscal year ended December 31, 2014. Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

The information regarding the vesting of Mr. Houser’s phantom units, the changes in Mr. Mercer’s compensation and Mr. Bobrowski’s compensation set forth in this report on Form 10-K under the caption “Item 11. Executive Compensation – Compensation following 2015 Management Changes” is incorporated herein by reference.

The information regarding the amendment to our credit facility set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long–Term Debt” is incorporated herein by reference. A copy of the amendment is filed as Exhibit 10.17 to this annual report on Form 10–K and incorporated herein by reference.

On February, 25, 2015, our Board of Directors, after receiving the recommendation of our conflicts committee, approved an extension of our Omnibus Agreement with EnerVest through the end of 2015, at a monthly fee of $1,096,160.  A copy of the extension agreement is filed as Exhibit 10.6 to this annual report on Form 10–K and incorporated herein by reference.

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

Our general partner is not elected by our unitholders and will not be subject to re–election on a regular basis in the future. Unitholders will not be entitled to elect the directors of EV Management or directly or indirectly participate in our management or operation. Our general partner is owned 71.25% by EnerVest, 23.75% by EnCap and 5.00% by EV Investors. As of December 31, 2014, EV Investors is owned 70% by EnerVest and 30% by our senior management.

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

In addition, our audit committee considers our practices regarding risk assessment and risk management, reviews our contingent liabilities, reviews our reserve estimation practices, as well as major legislative and regulatory developments that could affect us. Our audit committee also oversees our code of business conduct and responses to any alleged violations of our policies made by whistleblowers. Our compensation committee reviews and attempts to mitigate risks which may result from our compensation policies, including working directly with senior management to determine whether such programs improperly encourage management to take risks relating to the business and/or whether risks arising from our compensation programs are likely to have a material adverse effect on us. Our conflicts committee reviews transactions in which we engage with affiliates of EnerVest or EnCap, and, if appropriate, approves these transactions or the manner in which any conflicts were resolved.

Our board of directors believes that this division of risk management related roles among our independent directors fosters an atmosphere of significant involvement in the oversight of risk and that this shared oversight is appropriate for us.

Recently Announced Management Changes

Mr. Houser has resigned his position as President and Chief Executive Officer of EV Management effective February 28, 2015. Mr. Houser will remain a director of EV Management. The board of directors appointed Mr. Mercer to replace Mr. Houser as President and Chief Executive Officer, effective March 1, 2015. The board also appointed Nicholas P. Bobrowski as Vice President and Chief Financial Officer to replace Mr. Mercer, also effective March 1, 2015. Mr. Bobrowski currently is our Director of Finance.

In addition, EnerVest has elected Mr. Mercer and Kenneth Mariani, President of EnerVest, Ltd., to the board of directors of EV Management effective March 1, 2015. The following sets forth information about Mr. Bobrowski and Mr. Mariani:

Nicholas P. Bobrowski, 37, has been Director of Finance of EV Management since 2013. From 2007 to 2012, Mr. Bobrowski was an energy investment banker with Citigroup Global Markets, where he rose to the level of Vice President in the Financial Strategy Group advising clients on valuation, liability, risk management and capital structure. Prior to that, he rose to the rank of Captain in the 25th Infantry Division of the United States Army after graduating with a BS in Economics from the United States Military Academy at West Point. Mr. Bobrowski also holds a MBA from the Sloan School of Management at MIT.

Kenneth Mariani, 53, currently serves as the President of EnerVest, Ltd., and has more than 30 years of executive leadership and operational management experience in the upstream oil and natural gas industry. He joined EnerVest in 2000 and was Senior Vice President and General Manager-Eastern Division for 11 years. He served as President and Chief Executive Officer of EnerVest Operating Company and Executive Vice President of EnerVest from January 2012 - January 2014. Prior to joining EnerVest, from 1991 to 2000, he served as Vice President of Operations for Energy Corporation of America (“ECA”), a privately held exploration and production company, and was responsible for engineering, land, geology and production operations. Prior to his role at ECA, he held various engineering positions at Conoco, Inc., in the Midland, TX, and Rocky Mountain Divisions. Mr. Mariani holds a degree in Chemical Engineering from the University of Pittsburgh, graduating cum laude with a petroleum option. He received his Master of Business Administration from The University of Texas (Permian Basin) and is a licensed Professional Engineer. Mr. Mariani serves on the Board of Directors of AXPC - American Exploration and Production Council. He is an active member of various independent oil and natural gas associations, and recently served on the Board of Directors in the Michigan, Ohio and West Virginia associations. Mr. Mariani is past Chairman of the Society of Petroleum Engineers and is a member of IPAA.

Directors and Executive Officers

All of our executive management personnel, other than Mr. Mercer, are employees of EnerVest. Mr. Mercer is an employee of EV Management and devotes all of his time to our business and affairs.

We estimate that Messrs. Walker, Houser and Flory devote approximately 25%, 50% and 35%, respectively, of their time to our business. We also utilize a significant number of employees of EnerVest to operate our properties and provide us with certain general and administrative services. Under the omnibus agreement, we pay EnerVest a fee for its operational personnel who perform services for our benefit. During 2014, we paid EnerVest $12.1 million for general and administrative services, which fee will increase or decrease as we purchase or divest assets or as the costs to provide these services increase or decrease.

The following table shows information as of February 13, 2015 regarding members of our Board of Directors and executive officers of EV Management. Members of our Board of Directors are elected for one–year terms.

Name	Age	Position with EV Management
John B. Walker	69	Executive Chairman and Director
Mark A. Houser (1)	53	President, Chief Executive Officer and Director
Michael E. Mercer	56	Senior Vice President and Chief Financial Officer
Ryan J. Flory	38	Controller
Victor Burk (2) (3)	65	Director
James R. Larson (2)	65	Director
George Lindahl III (2) (3)	68	Director
Gary R. Petersen (3)	68	Director

(1)	Mr. Houser resigned his position as President and Chief Executive Officer effective February 28, 2015, and Mr. Mercer was appointed President and Chief Executive Officer, and a director, effective March 1, 2015. In addition, Nicholas Bobrowski will replace Mr. Mercer as Vice President and Chief Financial Officer of EV Management effective March 1, 2015.

(2)	Member of the audit committee and the conflicts committee.

(3)	Member of the compensation committee.

John B. Walker has served as our Executive Chairman since January 2012 and has been a director since 2006. Prior to serving as Executive Chairman, he served as our Chairman and Chief Executive Officer since 2006. Mr. Walker also serves as the Chief Executive Officer of EnerVest, Ltd. from its inception in 1992, and was the President of EnerVest, Ltd. from its formation in 1992 until 2014. He has been Chief Executive Officer of EnerVest, Ltd. since 2014. Prior to that, Mr. Walker was President and Chief Operating Officer of Torch Energy Advisors Incorporated, a company which formed and managed partnerships for institutional investors in the oil and natural gas business, and Chief Executive Officer of Walker Energy Partners, a master limited partnership engaged in the exploration and production business. In his early career on Wall Street, Mr. Walker was selected by Institutional Investor as an “All American” energy analyst for six years in a row. He served the Independent Petroleum Association of America (IPAA) as Chairman from 2003 - 2005. In November 2007, he received the oil and natural gas industry’s highest award, the Chief Roughneck Award. He is a member of the National Petroleum Council and All–American Wildcatters. He serves or has served on the boards of the Houston Producers’ Forum, Foundation for Energy Education, Petroleum Club of Houston, and the Texas Independent Producers and Royalty Owners Association. His civic activities include having served as Chairman of the Board of Stewards of Chapelwood United Methodist Church and Chairman of the Board of Directors of the Sam Houston Area Council of the Boys Scouts of America. In 2001, he received the Silver Beaver Award and in May 2007 the Distinguished Eagle from the Boy Scouts of America. In 2004, he was named Distinguished Alumni at Texas Tech University and, in January 2012, he was appointed by Gov. Rick Perry to serve on the Board of Regents. He holds a BBA with Honors from Texas Tech University and an MBA (with distinction) from New York University.

Mark A. Houser has served as our President and Chief Executive Officer since January 2012. Prior to that, he served as our President and Chief Operating Officer since 2006. He also serves as Executive Vice President and Chief Operating Officer of EnerVest, Ltd. since 1999. Prior to that, Mr. Houser was Vice President, United States Exploration and Production, for Occidental Petroleum Corporation (“Oxy”), where he helped lead Oxy’s reorganization of its domestic reserve base, including the successful $3.65 billion acquisition of the Elk Hills Naval Petroleum Reserve. In 1989 he joined Canadian Occidental Petroleum, Ltd. (now Nexen Inc.), where he held positions of increasing responsibility, including Vice President of Corporate Planning and Investor Relations in Calgary and Vice President of Exploration for CXY Energy, Canadian Oxy’s United States subsidiary. Mr. Houser began his career as an engineer with Kerr–McGee Corporation. He holds a petroleum engineering degree from Texas A&M University and an MBA from Southern Methodist University. Mr. Houser serves as the chairman of the industry board of the Texas A&M University Department of Petroleum Engineering and is a member of the Society of Petroleum Engineers. Mr. Houser was recently inducted into the Texas A&M Petroleum Engineering Academy of Distinguished Graduates. Additionally, he serves on the board of directors for the Methodist Hospital System and on the administrative board of Chapelwood United Methodist Church. Mr. Houser resigned as our President and Chief Executive Officer effective February 28, 2015.

Michael E. Mercer has served as our Senior Vice President and Chief Financial Officer since 2006. He was a consultant to EnerVest, Ltd. from 2001 to 2006. Prior to that, Mr. Mercer was an investment banker for 12 years. He was a Director in the Energy Group at Credit Suisse First Boston in Houston and a Director in the Energy Group at Salomon Smith Barney in New York and London. He holds a BBA in Petroleum Land Management from the University of Texas at Austin and an MBA from the University of Chicago Booth School of Business. Mr. Mercer was appointed our President and Chief Executive Officer, and director, effective March 1, 2015.

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

James R. Larson was appointed to our board of directors in September 2006. Since January 1, 2006, Mr. Larson has been retired. From September 2005 until January 1, 2006, Mr. Larson served as Senior Vice President of Anadarko Petroleum Corporation. From December 2003 to September 2005, Mr. Larson served as Senior Vice President, Finance and Chief Financial Officer of Anadarko. From 2002 to 2003, Mr. Larson served as Senior Vice President, Finance of Anadarko where he oversaw treasury, investor relations, internal audits and acquisitions and divestitures. From 1995 to 2002, Mr. Larson served as Vice President and Controller of Anadarko where he was responsible for accounting, financial reporting, budgeting, forecasting and tax. Prior to that, he held various tax and financial positions within Anadarko after joining the company in 1981. Mr. Larson is a current member of the American Institute of Certified Public Accountants, Financial Executives International, Tax Executives Institute and the National Association of Corporate Directors. Mr. Larson also serves on the board of CSI Compressco GP Inc., general partner of CSI Compressco L.P. He holds a BBA in Business from the University of Iowa. Mr. Larson has over 30 years of experience in the oil and natural gas business, and has served as chief financial officer of a large independent oil and natural gas company. We believe that his knowledge of the industry and finance and accounting provide a critical resource and skill set to our board of directors.

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

Composition of the Board of Directors

During 2014, EV Management’s board of directors consisted of six members, one of which, Mr. Petersen, was appointed by EnCap, and the remainder of which were appointed by EnerVest. Effective March 1, 2015, the board was expanded to eight members, and EnerVest elected Mr. Mercer and Mr. Mariani as directors.

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

The audit committee has the sole authority and responsibility to retain and terminate our independent registered public accounting firm, resolve disputes with such firm, approve all auditing services and related fees and the terms thereof, and pre–approve any non–audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and meets with the audit committee on a regularly scheduled basis. During 2014, representatives of our independent registered public accounting firm attended all of our audit committee meetings. The audit committee may also engage the services of advisors and accountants as it deems advisable.

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

Meetings and Other Information

During 2014, the board of directors had five regularly scheduled and special meetings, the audit committee had four meetings, the compensation committee had one meeting and the conflicts committee had seven meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of EV Management, we believe that during 2014, the officers and directors of EV Management and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

Code of Business Conduct

 The corporate governance of EV Management is, in effect, the corporate governance of our partnership, subject in all cases to any specific unitholder rights contained in our partnership agreement.

EV Management has adopted a code of business conduct that applies to all officers, directors and employees of EV Management and its affiliates. A copy of our code of business conduct is available on our website at www.evenergypartners.com. We will provide a copy of our code of business conduct to any person, without charge, upon request to EV Management, LLC, 1001 Fannin, Suite 800, Houston, Texas 77002, Attn: Corporate Secretary.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Because our general partner is a limited partnership, its general partner, EV Management, manages our operations and activities. We do not directly employ any of the persons responsible for managing our business. Mr. Mercer is, and prior to April 2014, Dr. Gajdica was, an employee of EV Management, and we reimburse EV Management for the costs of their compensation. Mr. Mercer does not currently perform services for EnerVest or its affiliates (other than EV Management). Their compensation was, and Mr. Mercer’s will continue to be, approved by the compensation committee of EV Management’s board of directors, which we refer to as our compensation committee. In addition, following his appointment as our Vice President and Chief Financial Officer effective March 1, 2015, Mr. Bobrowski’s compensation will be approved by our compensation committee.

Messrs. Walker and Houser (until his resignation effective February 28, 2015) are officers of EV Management and also are officers and employees of other subsidiaries of EnerVest. In these capacities, they perform services for us as well as for EnerVest and its other affiliates. In order to compensate Messrs. Walker and Houser for the time they devote to our business and to provide our compensation committee with oversight of the portion of their annual bonuses reflecting their services to us, a portion of their cash bonus was reviewed and approved by our compensation committee, and we reimburse EnerVest for these cash bonuses. In addition, Messrs. Walker and Houser (subject to the terms of his resignation effective February 28, 2015) continue to participate in the Plan.

Our compensation committee discusses with EnerVest the philosophy used by EnerVest in setting the salaries and bonus compensation for its employees who perform services for us under the omnibus agreement. However, except for the bonus payments noted in the previous paragraph, the compensation committee has no role in determining the base salary and short–term and long–term incentive compensation paid to EnerVest employees. We pay EnerVest a fee under the omnibus agreement which is based in part on the compensation paid to EnerVest employees who perform work for us, but other than the portion of Messrs. Walker’s and Houser’s cash bonus charged to us, we do not directly reimburse EnerVest for the costs of the compensation of Messrs. Walker and Houser and our compensation committee does not oversee their annual compensation. Awards made to Messrs. Walker and Houser and other employees of EnerVest under the Plan are determined by our compensation committee.

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

EnerVest provided our compensation committee with a summary of Longnecker & Associates’ analysis of the compensation of EnerVest employees who perform services for us, as well as Mr. Mercer, which the committee considered in approving the compensation of our executive officers. Like EnerVest, the compensation committee is under no obligation to follow the advice or recommendations on any compensation consultant. In conducting its analysis, Longnecker & Associates took into account factors including: current compensation for the named executives and directors, size of the company compared to the peer group, market talent pool conditions and market trends, commodity market factors, company performance, executive responsibility as compared to similar positions in the market and competitive compensation within the our market.

Benchmarking

As part of the proposed compensation plan, our chief executive officer asked Longnecker & Associates to prepare an analysis of the compensation paid (based on survey data and proxy analysis) by a peer group composed of the following companies: Atlas Resource Partners, L.P., Bill Barrett Corp., BreitBurn Energy Partners, L.P., Carrizo Oil & Gas, Inc., Comstock Resources, Inc.; Laredo Petroleum Holdings, Inc., Legacy Reserves LP, Linn Energy, LLC, Magnum Hunter Resources Corp.; Matador Resources Company; Memorial Production Partners, L.P., PDC Energy, Inc., Penn Virginia Corporation; Sanchez Energy Corporation; and Vanguard Natural Resources, LLC. The compensation committee reviews the composition of the peer group each year. Longnecker & Associates reviewed peer group and survey data and made recommendations regarding executive and director compensation.

In connection with setting base salary for 2015 and bonus and long–term equity incentive compensation for 2014, our management and compensation committee used information regarding peer companies to check their base salary and bonus compensation decisions for reasonableness and to benchmark with respect to base salary, bonus and long–term equity incentive compensation.

Performance Metrics

With respect to bonus and long–term incentive awards, our compensation committee did not establish performance metrics for our executive officers for 2014 in order to remain flexible in our compensation practices. The compensation committee makes a subjective determination at the end of the fiscal year as to the appropriate compensation based on a recommendation from our chief executive officer and given their view of our performance for the year.

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

While the allocation of total compensation among base salary, cash bonus and long–term incentive compensation will vary from year to year based on performance and market conditions, we generally allocate a greater portion of total compensation to long–term equity based compensation because we believe this better aligns the interests of our executives with those of our unit holders. In addition, the annual grant of phantom units under the Plan is intended to provide an incentive to our key employees to focus their efforts on increasing the market price of our publicly traded common units and to increase the cash distributions we pay to our unitholders.

In 2011, EnerVest established the EnerVest Ltd. Retirement Plan (the "Retirement Plan"), a defined benefit plan under ERISA, for certain of the officers and other highly compensated employees of EnerVest and its subsidiaries. The purpose of the Retirement Plan is to provide a company funded tax–qualified plan for retirement benefits on a tax advantaged basis. Employees who are eligible to participate in the Retirement Plan receive their cash compensation in two forms: (i) base salary and annual bonus, subject to applicable taxes and withholdings and (ii) a fully vested annual company contribution to the Retirement Plan. Therefore, the overall level of compensation is not enhanced for the Retirement Plan participants because a portion of compensation is contributed to the Retirement Plan by the company in lieu of current cash compensation. The participants accrue a benefit based on their age, designated "allocation group," the investment yield on the Retirement Plan’s assets and other factors, subject to the limits on benefits prescribed under the Internal Revenue Code. The benefit is payable in various annuity forms or as a lump sum. All benefit election forms are actuarially equivalent, and there are no subsidies to any election.

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

Mr. Mercer participates, and Dr. Gajdica participated, in the Retirement Plan and received discretionary profit sharing 401(k) contributions in an allocation group which paid a higher percent of their compensation than allocated to other participants.

When setting base salary for 2014 for Mr. Mercer and Dr. Gajdica, the total base salary (“Total Base Salary”), inclusive of the amount delivered in cash and in company contributions under the Retirement Plan, was considered. We reimburse EnerVest for any amounts contributed to the Retirement Plan and the 401(k) plan attributable to Mr. Mercer and Dr. Gajdica. In the Summary Compensation Table, the present value of benefits under the Retirement Plan are reflected under the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” and the contributions to the 401(k) plan are included under “All Other Compensation.” Additional information about the Retirement Plan is set forth under “–Retirement Plan,” below.

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

For 2014, after comparing our executives’ base salary with our peer group, and based on the recommendation of our chief executive officer, the compensation committee targeted Total Base Salary at approximately the 25th percentile of the peer group. This resulted in a Total Base Salary for Mr. Mercer of $275,000, which compares with a Total Base Salary of $262,253 for 2013. Of these amounts, $89,261 and $84,608 represent the estimates of the amounts to be contributed to the Retirement Plan for 2014 and 2013, respectively, so Mr. Mercer’s salary delivered in cash was $185,739 and $177,645 for 2014 and 2013, respectively. For 2014, the compensation committee set the Total Base Salary for Dr. Gajdica at $265,000, which compares with a Total Base Salary of $256,789 for 2013. Of these amounts, $76,016 and $72,053 represent the estimate of the amounts to be contributed to the Retirement Plan for 2014 and 2013, respectively. Dr. Gajdica’s salary delivered in cash for 2013 was $184,736. Dr. Gadjica’s employment with us terminated in April 2014. As a result, he did not receive his full annual salary. His actual pro rated base salary received for 2014 was $65,407 delivered in cash with $25,339 actually contributed to the Retirement Plan.

For 2015, after comparing Mr. Mercer’s base salary with our peer group, and based on the recommendation of our chief executive officer, the committee approved Mr. Mercer’s salary for 2015 at $286,000. The committee targeted Mr. Mercer’s total direct compensation (base salary, bonus and long–term incentive) between the 25th and 50th percentile of the peer group.

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

Mr. Mercer’s employment agreement provides that the cash bonus element of compensation will be equal to a percentage of the executive's Total Base Salary paid during each such annual period, such percentage to be established by the compensation committee in its sole discretion. Generally, for Mr. Mercer, our compensation committee targets between 40% and 80% of Total Base Salary for performance deemed by our compensation committee to be good and exceptional, respectively, with the possibility of no bonus for poor performance and higher for exceptional corporate or individual performance.

Our chief executive officer recommended the cash bonus to be paid to Mr. Mercer. In this recommendation and the employment agreement, the compensation committee, in determining the cash bonus amount, took into account its belief that Mr. Mercer’s efforts directly affected our success in 2014, in particular, by contributing to our achievement of the following milestones:

•	our quarterly distributions increased from $0.771 per unit to $0.774 per unit, notwithstanding a challenging commodity price environment;

•	we achieved strong operating performance within production guidance, even with reduced capital spending;

•	we, along with certain institutional partnerships managed by EnerVest, closed on the sale of certain deep rights in the Eagle Ford formation, and our share of the proceeds was $33.8 million; and

•	we closed on the sale of our 9% interest in Cardinal for $161.1 million.

In 2014, Mr. Mercer received a cash bonus of $225,000, representing 82% of his Total Base Salary, which amount placed Mr. Mercer between the 25th and 50th percentiles of cash bonus compensation of our peer group. The bonus for Mr. Mercer also reflected the committee’s determination that his performance in accomplishing the milestones for 2014 described above was very strong.

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

In connection with Dr. Gajdica’s termination of employment in April 2014, he received a separation payment of $700,000 pursuant to a separation agreement entered into between Dr. Gajdica and EV Management.

Long–term Equity–based Compensation

Long–term equity–based compensation is an element of our compensation policy because we believe it aligns executives’ interests with the interests of our unitholders; rewards long–term performance; is required in order for us to be competitive from a total remuneration standpoint; encourages executive retention; and gives executives the opportunity to share in our long–term performance. We generally seek to allocate a greater portion of total compensation to long–term equity compensation, generally targeting between the 50th and 75th percentiles of our peer group for such compensation, with higher amounts for performance our compensation committee views as exceptional.

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

The Plan permits the compensation committee to delegate its authority to grant awards, except for awards to executive officers and directors, to one or more of our executive officers.

We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, our compensation committee takes into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibility, retention considerations and the total compensation package.

Awards under the Plan may be unit options, phantom units, performance units, restricted units and deferred equity rights, or DERs, and the aggregate amount of our common units that may be awarded under the Plan is 4.5 million units. As of December 31, 2014, there are 1.9 million units available for issuance. Unless earlier terminated by us or unless all units available under the plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016.

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

In addition, because we are a partnership, tax and accounting conventions make it more costly for us to issue additional common units or options as incentive compensation. Consequently, we have no outstanding options or restricted units and have no plans to issue options or restricted units in the future. Instead, we have issued phantom units and performance units to our executive officers. A phantom unit is the right to receive, upon satisfaction of the vesting criteria specified in the grant, a common unit or, at the discretion of our compensation committee, cash based on the average closing price of our common units for the five day trading period prior to vesting. The phantom units typically vest in equal annual installments over a four year period beginning January 15th of the year following the first full year after the date of grant. Unlike “vesting” of an option, vesting of a phantom unit results in the delivery of a common unit or cash equivalent value as opposed to a right to exercise. These phantom and performance unit awards entitle the recipients of the unit awards to receive, with respect to each unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per units made by us on our units promptly following each such distribution by us to our unitholders.

Phantom Units – Mr. Mercer was granted 22,000 phantom units in December 2014. These phantom units vest as described above over a four year period. This award was recommended to our compensation committee by our chief executive officer based on his subjective view as to appropriate compensation levels taking into consideration the performance milestones described above. Our compensation committee reviewed this recommendation with our chief executive officer and president. In addition, our compensation committee compared the recommended award amount with similar awards to our peer group. In determining final grant amounts, the committee also took into account the leadership role of Mr. Mercer in causing us to achieve the milestones described above. The phantom units granted to Mr. Mercer were approximately at the 50th percentile of the peer group.

Messrs. Walker and Houser made recommendations to the compensation committee for the appropriate level of awards to be made to Messrs. Walker and Houser based on their subjective view as to the appropriate compensation given the milestones achieved as discussed above. The compensation committee reviewed these recommendations and made a subjective determination as to the appropriate award levels given the achievement of such milestones. The committee also compared these award determinations to similar awards by our peer group. In determining final grant amounts, the committee took into account the executives’ leadership roles in causing us to achieve the milestones described above and considered the peer group review. Accordingly, Messrs. Walker and Houser were each granted 25,000 phantom units in December 2014. The 2014 awards put Mr. Walker at just above the 75th percentile and Mr. Houser at just above the 50th percentile, after taking into account the percentage of their time devoted to our business. The value of the phantom units granted to Messrs. Walker and Houser are deducted in calculating the omnibus fee we pay to EnerVest.

In connection with Dr. Gajdica’s termination of employment in April 2014, all phantom units granted to Dr. Gajdica prior to his retirement automatically vested on January 15, 2015.

Benefits

We believe in a simple, straight–forward compensation program and, as such, Mr. Mercer is not provided unique perquisites or other personal benefits. Consistent with this strategy, no perquisites or other personal benefits have or are expected to exceed $10,000 for Mr. Mercer.

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

Other Compensation Related Matters

Although we encourage our named executive officers to acquire and retain ownership in us, we do not have a policy requiring maintenance of a specified equity ownership level. As of February 13, 2015, our named executive officers beneficially owned in the aggregate approximately 9.2% of our common units (excluding any unvested equity awards). In addition, through their ownership of EnerVest and EV Investors, our executive officers also have a substantial indirect ownership interest in our general partner.

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

Compensation Committee:

George Lindahl III (Chairman)

Victor Burk

Gary R. Petersen

Compensation Following 2015 Management Changes

On February 25, 2015, in connection with Mr. Houser’s resignation, our compensation committee approved the vesting of 61,000 phantom units owned by Mr. Houser on February 28, 2015. We will recognize $2.3 million of compensation cost related to these phantom units in the first quarter of 2015.

On February 25, 2015, our compensation committee also approved an increase in Mr. Mercer’s base salary to $350,000, and approved a base salary of $230,000 for Mr. Bobrowski. In addition, the compensation committee awarded Mr. Bobrowski an additional 10,000 phantom units which will vest 25% each year beginning in January 2016.

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our named executive officers. We reimburse EV Management for the costs of Mr. Mercer’s and, prior to April 2014, Dr. Gajdica’s salaries and bonuses. Our compensation committee approved, and we reimbursed EnerVest for cash bonuses paid to Messrs. Walker and Houser in 2014, 2013 and 2012 and listed in the table below. Messrs. Walker and Houser are compensated by EnerVest. We pay EnerVest a fee under the omnibus agreement, but, other than the cash bonuses listed in the table below, we do not directly reimburse EnerVest for the costs of their salaries and bonuses. Compensation for Mr. Flory is not included in the table as it was less than $100,000.

There was no compensation awarded to, earned by or paid to any of the named executive officers related to option awards or non–equity incentive compensation plans.

Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
John B. Walker	2014	$–	$150,000	$569,250	–	$218,618	$937,868
Executive Chairman	2013	–	150,000	670,320	–	266,670	1,086,990
	2012	–	150,000	1,649,760	–	340,203	2,139,963
Mark A. Houser	2014	–	150,000	569,250	–	205,099	924,349
President, Chief	2013	–	150,000	670,320	–	240,541	1,060,861
Executive Officer	2012	–	150,000	1,649,760	–	299,302	2,099,062
Michael E. Mercer	2014	185,739	225,000	500,940	105,529	211,483	1,228,691
Senior Vice President,	2013	177,645	200,000	638,400	108,584	235,262	1,359,891
Chief Financial Officer	2012	174,418	200,000	1,178,400	88,173	325,220	1,966,211
Ronald J. Gajdica (5)	2014	65,407	–	–	34,372	801,600	901,379
Senior Vice President	2013	184,736	200,000	638,400	92,470	222,551	1,338,157
of Acquisitions	2012	181,013	200,000	1,178,400	75,090	244,183	1,878,686

_______

(1)	Represents amounts paid in December 2014, 2013 and 2012 as bonuses for services in 2014, 2013 and 2012, respectively.

(2)	Reflects the aggregate grant date fair value of the phantom units granted computed in accordance with ASC Topic 718. See “Item 8. Financial Statements and Supplementary Data” for the assumptions used in estimating the grant date fair value of the phantom units granted in 2014, 2013 and 2012.

(3)	Amounts in this column reflect the increase during 2014, 2013 and 2012 in the actuarial present value of the executive’s accumulated benefit under the Retirement Plan. We do not provide above market rates of return (defined by SEC rules as a rate that exceeds 120% of the federal long–term rate) under the Retirement Plan.

(4)	Represents cash distributions received on unvested phantom and performance units and, for Mr. Mercer and Dr. Gajdica, the amounts contributed by us to their 401(k) plans. In 2014, we contributed $34,580 to both Mr. Mercer’s and Dr. Gajdica’s 401(k) plans. Any perquisites or other personal benefits received were less than $10,000. In addition, includes the payments made to Dr. Gajdica described in footnote (5) below.

(5)	Dr. Gajdica’s employment with us terminated in April 2014 and so he did not receive his full annual salary, a bonus amount or unit awards in 2014. Per a separation agreement, he received a separation payment of $700,000 and an additional $25,000 to pay the costs of continuing health insurance under the company’s plans, in each case, less required withholding taxes. These amounts are included in the “All Other Compensation” column. In addition, under the terms of the award agreements, all phantom unit awards granted to Dr. Gajdica prior to his retirement automatically vested on January 15, 2015. The value realized on vesting, which is not included in the table above, was $901,430.

Grants of Plan–Based Awards

The following table sets forth certain information with respect to grants of phantom units to our named executive officers in 2014. There were no grants of non–equity incentives or option awards.

Name	Grant Date	All Other Unit Awards: Number of Units (1)	Grant Date Fair Value of Unit Awards (2)
John B. Walker	December 2014	25,000	$569,250

Mark A. Houser	December 2014	25,000	569,250

Michael E. Mercer	December 2014	22,000	500,940

_________

(1)	These phantom units vest 25% each year beginning in January 2016.

(2)	Reflects the aggregate grant date fair value of the phantom units granted computed in accordance with ASC Topic 718. See “Item 8. Financial Statements and Supplementary Data” for the assumptions used in estimating the grant date fair value of the phantom units granted in 2014.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2014. There were no option awards outstanding.

Name	Number of Units That Have Not Yet Vested		Market Value of Units That Have Not Yet Vested (1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Yet Vested		Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Yet Vested (1)
John B. Walker	13,750	(2)	$1,845,103	30,000	(7)	$578,100
	15,000	(3)
	21,000	(4)
	21,000	(5)
	25,000	(6)

Mark A. Houser	11,875	(2)	1,760,796	20,000	(7)	385,400
	12,500	(3)
	21,000	(4)
	21,000	(5)
	25,000	(6)

Michael E. Mercer	10,750	(2)	1,527,148	16,000	(7)	308,320
	11,500	(3)
	15,000	(4)
	20,000	(5)
	22,000	(6)

Ronald J. Gajdica	54,500	(8)	1,050,215	16,000	(7)	308,320

_____________

(1)	Based on the closing price of our common units on December 31, 2014 of $19.27.

(2)	These phantom units vested in January 2015.

(3)	One–half of these phantom units vested in January 2015, with the remaining one–half vesting in January 2016.

(4)	One–third of these phantom units vested in January 2015, with one–third each vesting in January 2016 and January 2017.

(5)	These phantom units vested 25% in January 2015, with 25% each vesting in January 2016, January 2017 and January 2018.

(6)	These phantom units vest 25% each year beginning in January 2016.

(7)	The first tranche of these performance units was earned in September 2011 and vested 25% each year beginning in January 2012. The remaining tranches were not earned and will be forfeited in January 2015.

(8)	Dr. Gajdica’s employment with us terminated in April 2014 and, under the terms of the award agreements, all phantom unit awards granted to Dr. Gajdica prior to his retirement automatically vested on January 15, 2015. The value realized on vesting was $901,430.

Option Exercises and Units Vested

The following table sets forth certain information with respect to phantom units and performance units vested during 2014. There were no option awards that vested.

Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
John B. Walker	37,000	$1,256,150

Mark A. Houser	21,664	1,116,106

Michael E. Mercer	20,375	959,088

Ronald J. Gajdica	27,000	916,650

__________

(1)	Represents the aggregate dollar amount realized on the date of vesting based on the market price of our common units on the NASDAQ Global Market on January 15, 2014.

Pension Benefits

The following table sets forth certain information with respect to the Retirement Plan:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During 2014	Contributions During 2014
Michael E. Mercer	4	$378,302	$–	$89,261

Ronald J. Gajdica (2)	3.33	–	266,669	25,339

_____________

(1)	The present value of the accumulated benefit is based on the RP 2014 IRS Combined Static Mortality Table, the applicable interest rates under IRC Section 430(h)(2)(D) and age 62 normal retirement age. These assumptions are prescribed under ERISA and could be considered reasonable under accounting standards generally accepted in the United States.

(2)	Dr. Gajdica terminated employment in April 2014.

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

The Retirement Plan is a tax–qualified plan subject to Internal Revenue Code provisions that, as of December 31, 2014, limit the benefits under a defined benefit plan to $210,000.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan.

Termination of Employment and Change–in–Control Provisions

Mr. Mercer is party to an employment agreement with EV Management which provides him with post–termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive. The discussion below describes the varying amounts payable in each of these situations. It assumes, in each case, that Mr. Mercer’s termination was effective as of December 31, 2014. In presenting this disclosure, we describe amounts earned through December 31, 2014 and, in those cases where the actual amounts to be paid out can only be determined at the time of Mr. Mercer’s separation from EV Management, our estimates of the amounts which would be paid out to him upon his termination.

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

If Mr. Mercer's employment is involuntarily terminated by EV Management (except for cause or due to the death of the executive) or if his employment is terminated due to disability or retirement, EV Management is obligated to pay as additional compensation an amount in cash equal to 104 weeks of his base salary in effect as of the termination date. Assuming he was terminated as of December 31, 2014, this amount would have been $371,748. In addition, he is entitled to continued group health plan coverage following the termination date for him and his eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage. He shall not be required to pay more for COBRA coverage than officers who are then in active service for EV Management and receiving coverage under the plan. Assuming he was terminated as of December 31, 2014, this amount would have been $37,052.

In the event Mr. Mercer’s employment terminates within the 12–month period immediately following the effective date of a change in control other than by reason of death, disability or for cause, he will be entitled to receive payment of the compensation and benefits as set forth above and to become 100% fully vested in all unvested shares or units of equity compensation granted as of the effective date of the change in control. Assuming a change in control as of December 31, 2014, this amount would have been $371,748, representing 104 weeks of base salary, $1,527,148, representing vesting of unvested units and vesting of unearned units, and $37,052 representing COBRA coverage.

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

Provisions Under Phantom Unit and Performance Unit Award Agreements

Both the phantom unit award agreements and performance unit award agreements provide that any unvested units will vest upon Mr. Mercer’s death, disability, termination of employment other than for cause and upon a change of control. Assuming termination of employment or change of control as of December 31, 2014, the value of the awards would have been $1,527,148. If he resigns or his employment or is terminated for cause, all unvested units are forfeited. Upon vesting, the units may be paid in cash equal to the fair market value of the units on the date immediately preceding the vesting date, at the option of our general partner. The definitions of the terms such as “cause” and “change in control” in the award agreements are substantially similar to the definitions in the employment agreements.

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

In 2014, directors who were not officers or employees of EV Management, EnCap or their respective affiliates received an annual retainer of $40,000, with the chairmen of the audit committee and conflicts committee receiving an additional annual fee of $10,000 and the chairman of the compensation committee receiving an additional annual fee of $5,000. In addition, each non–employee director receives $1,000 per committee meeting attended ($500 if by phone) and is reimbursed for his out of pocket expenses in connection with attending meetings. We indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.

Each of the directors was awarded 3,000 phantom units in December 2014. These phantom units vest 25% each year beginning in January 2016.

The following table discloses the cash unit awards and other compensation earned, paid or awarded to each of EV Management’s directors during year ended December 31, 2014:

Name (1)	Fees Earned or Paid in Cash ($)	Unit Awards (2) ($)	All Other Compensation (3) ($)	Total
Victor Burk (4)	$58,000	$68,310	$19,022	$145,332
James R. Larson (4)	57,500	68,310	19,022	144,832
George Lindahl III (4)	53,000	68,310	19,022	140,332
Gary R. Petersen (4)	–	68,310	16,256	84,566

___________

(1)	Messrs. Walker and Houser are not included in this table as they are employees of EnerVest and receive no compensation for their services as directors. Mr. Petersen is not an independent director because of his affiliations with EnCap and does not receive a cash director’s fee.

(2)	Reflects the aggregate grant date fair value of the phantom units granted in December 2014 computed in accordance with ASC Topic 718.

(3) Reflects the dollar amount of compensation recognized for financial statement reporting purposes for 2014 for distributions paid on the unvested phantom units.

(4) As of December 31, 2014, Messrs. Burk, Larson and Lindahl each have 9,155 equity awards outstanding and Mr. Petersen has 8,262 equity awards outstanding

Compensation Committee Interlocks and Insider Participation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Based solely on a review of the copies of reports on Schedules 13D and 13G and amendments thereto furnished to us, we believe that there were no beneficial owners of more than 5% of our common units as of February 13, 2015 other than as set forth below.

The following table sets forth the beneficial ownership of our units as of February 14, 2014 held by:

•	each person who is known to us to beneficially own 5% or more of our outstanding common units;

•	each member of the Board of Directors of EV Management, as well as Mr. Mariani, who will become a director of EV Management on March 1, 2015;

•	each named executive officer of EV Management and Mr. Bobrowski, who will become a named executive officer of EV Management on March 1, 2015; and

•	all directors and executive officers of EV Management as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
5% Beneficial Owner:
Robert J. Raymond (2)	3,297,076	6.8%
RR Advisors LLC
3953 Maple Avenue, Suite 180
Dallas, TX 75219

Brookfield Investment Management Inc. (3)	2,947,573	6.0%
250 Vesey St., 15th Floor
New York, NY 10281-1023

Piper Jaffray Companies (4)	2,683,721	5.5%
800 Nicollet Mall, Suite 800
Minneapolis, MN 55042

Officers and Directors:
John B. Walker (5)	2,326,140	4.8%
Mark A. Houser (6)	826,981	1.7%
Michael E. Mercer	147,861	*
Ryan J. Flory	2,120	*
Nicholas P. Bobrowski	1,432	*
Victor Burk	18,030	*
James R. Larson	16,030	*
George Lindahl III (7)	72,030	*
Gary R. Petersen (8)	930,784	1.9%
Kenneth Mariani (9)	154,097	*
All directors and executive officers as a group (10 persons)	4,495,505	9.2%

___________

* Less than 1%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 1001 Fannin Street, Suite 800, Houston, TX 77002.

(2)	All information in this table is based solely on a Schedule 13G filed on January 30, 2015 by the following persons (“Filing Parties”): Robert J. Raymond, RR Advisors, LLC, RCH Energy MLP Fund GP, L.P., RCH Energy MLP Fund, L.P., and RCH Energy MLP Fund–A, L.P. The Filing Parties report beneficial ownership over all or a portion of 3,197,076 common units. In addition, Robert J. Raymond reported the sole power to vote or to direct the voting of and the sole dispositive power over 100,000 of our common units set forth in the table above. Each reporting person expressly disclaims (a) the existence of any group and (b) beneficial ownership with respect to any common units other than the common units owned of record by such reporting person.

(3)	All information in the table with respect to Brookfield Investment Management, Inc. (“Brookfield”) is based solely on the Schedule 13G filed by Brookfield with the SEC on February 17, 2015. According to the Schedule 13G, Brookfield is the beneficial owner of 2,947,573 common units, or approximately 6.0% of our outstanding common units. Brookfield disclaims beneficial ownership of such units.

(3)	All information in the table with respect to Piper Jaffray Companies (“Piper Jaffray”) is based solely on the Schedule 13G/A filed by Piper Jaffray with the SEC on February 17, 2015. According to the Schedule 13G/A, Advisory Research, Inc. (“ARI”), a wholly-owned subsidiary of Piper Jaffray and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 2,683,721 common units, or approximately 5.5% of our outstanding common units, as a result of acting as investment advisor to various clients. Piper Jaffray may be deemed to be the beneficial owner of the common units through control of ARI. However, Piper Jaffray disclaims beneficial ownership of such units.

(5)	Includes 1,808,098 common units owned by John B. and Lisa A. Walker, L.P. and 13,400 common units owned by Mr. Walker’s spouse. Mr. Walker disclaims beneficial ownership of these common units. Also includes 155,600 common units owned by EnerVest. Mr. Walker, by virtue of his direct and indirect ownership of the limited liability company that acts as EnerVest’s general partner, may be deemed to beneficially own the common units owned by EnerVest.

(6)	Includes 320,488 common units owned by DSEA II, LP, a limited partnership of which Mr. Houser and his spouse manage the general partner and 190,800 common units owned by trusts for Mr. Houser’s children. Mr. Houser disclaims beneficial ownership of these common units.

(7)	Includes 20,000 common units owned by a trust for Mr. Lindahl’s daughters and 300 common units owned by Mr. Lindahl’s spouse. Mr. Lindahl disclaims beneficial ownership of these common units.

(8)	Includes 519,688 common units owned by EnCap Energy Capital Fund V, L.P. and 411,116 common units owned by EnCap V–B Acquisitions, L.P. EnCap V–B Acquisitions GP, LLC, as the general partner of EnCap V–B Acquisitions, L.P., EnCap Energy Capital Fund V–B, L.P., as the general partner of EnCap V–B Acquisitions GP, LLC, EnCap Equity Fund V GP, L.P., as the general partner of each of EnCap Energy Capital Fund V, L.P. and EnCap Energy Capital Fund V–B, L.P., EnCap Investments L.P., as the general partner of EnCap Equity Fund V GP, L.P., EnCap Investments GP, L.L.C., as the general partner of EnCap Investments L.P., RNBD GP LLC, as the sole member of EnCap Investments GP, L.L.C., may be deemed to share voting and dispositive control over the common units owned by EnCap Energy Capital Fund V, L.P. and EnCap V–B Acquisitions, L.P. Each of EnCap V–B Acquisitions GP, LLC, EnCap Energy Capital Fund V-B, L.P., EnCap Equity Fund V GP, L.P., EnCap Investments L.P., EnCap Investments GP, L.L.C., RNBD GP LLC, disclaim beneficial ownership of the securities in excess of such entity’s respective pecuniary interest in the securities. Gary R. Petersen is a member of RNBD GP LLC, and disclaims beneficial ownership of the securities owned by EnCap Energy Capital Fund V, L.P. and EnCap V-B Acquisitions, L.P.

(9)	Includes 124,097 common units owned by KS Mariani, LP, a limited partnership owned by Mr. Mariani and his spouse, and 30,000 common units owned by trusts for Mr. Mariani’s children. Mr. Mariani disclaims beneficial ownership of these common units.

Beneficial Ownership of Our General Partner

EV Management, the general partner of our general partner, is a limited liability company wholly owned by EnerVest, a limited partnership. Jones EnerVest Ltd., a limited partnership managed by its general partner, Jones–Tucker Corporation, whose directors are Jon Rex Jones, A.V. Jones, Jr. and Jean Jones Tucker, and members of EnerVest’s executive management team, including Messrs. Walker Houser and Mariani, own substantially all of the partnership interests in EnerVest. The address for Jones EnerVest Ltd. and the members of EnerVest’s executive management team which own interests in EnerVest, is 1001 Fannin Street, Suite 800, Houston, Texas 77002.

Securities Authorized for Issuance under Equity Compensation Plans

The number of common units which we may issue under the Plan is 4.5 million. The following table summarizes information about our equity compensation plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,181,825	–	1,915,728
Equity compensation plans not approved by security holders	–	–	–
Total	1,181,825	–	1,915,728

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

Ownership in Our General Partner by the Management of EV Management and EnCap

Our general partner, EV Energy GP, is owned 71.25% by EnerVest, 23.75% by EnCap and 5% by EV Investors. Our general partner has a 2% interest in us and owns all of the incentive distribution rights, which entitle our general partner to a portion of the distributions we make. The distributions we will make to our general partner are described under Item 5. While EnerVest and EV Investors are under common control with us, EnCap may be deemed our affiliate because EnCap has designated a director to the board of directors of EV Management.

Contracts with EnerVest and Its Affiliates

EnerVest owns all of the membership interests in EV Management, the general partner of our general partner. Messrs. Walker, Houser and Mariani own partnership interests in EnerVest. In addition, some of the employees of EnerVest who perform services for us under the administrative services agreement and operating agreement described below are owners of EnerVest.

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

During 2014, we paid EnerVest $12.1 million in monthly administrative fees under the omnibus agreement. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and includes a deduction for the value of the awards we issue to EnerVest employees (including Messrs. Walker and Houser) who perform services for us. We believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. The initial term of the omnibus agreement expired on December 31, 2014. In February 2015, EV Management and EnerVest extended the term of the omnibus agreement through December 2015.

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

During 2014, we reimbursed EnerVest approximately $17.0 million for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis.

Divestitures with Institutional Partnerships Managed by EnerVest Ltd.

In 2014, we, along with certain institutional partnerships managed by EnerVest, closed on the sale of certain deep rights in the Eagle Ford formation in Burleson, Brazos and Grimes Counties, Texas for $233.3 million. Our share of the proceeds was $33.8 million.

In addition, we, along with certain institutional partnerships managed by EnerVest, closed on the sale of additional Utica Shale acreage in Ohio for $8.4 million. Our share of the proceeds was $1.5 million.

The purchasers were not affiliated with us or the institutional funds. The sales prices we received was proportional to the sales price of the properties sold by the funds, based on the interests in the properties owned.

Overriding Royalty Interest Partnership

In 2011, we and certain institutional partnerships managed by EnerVest carved out a 7.5% ORRI from certain acres in Ohio (the "Underlying Properties"), which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership.  EnerVest is the general partner of this partnership.  The ORRI entitles the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties.  We own a 48% limited partner interest in the partnership. In 2014, we recognized $0.4million of income from unconsolidated affiliates, and we received $0.3 million of distributions.

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

Long–Term Incentive Awards

We award phantom units under the Plan to employees of EverVest who provide services to us. These units are awarded to particular employees based on the recommendation of EnerVest’s senior management. During 2014, we awarded an aggregate of 0.3 million phantom units to such employees. The market value of these units on the date of grant was approximately $7.2 million.

Director Independence

During 2014, all members of the board of directors of EV Management, other than Messrs. Walker, Houser and Petersen, are independent as defined under the independence standards established by the NASDAQ. Following the March 1, 2015 effective date of their appointment to our board of directors, Messrs. Mercer and Mariani will not be independent directors. The NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of EV Management selected Deloitte & Touche LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2014. The audit committee’s charter requires the audit committee to approve in advance all audit and non–audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit–related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2014 were approved by the audit committee.

Fees approved to be paid to Deloitte & Touche LLP are as follows:

	2014		2013
Audit fees (1)	$1,155,000		$1,025,000
Audit–related fees	169,509	(2)	80,500	(3)
Tax fees	–		–
All other fees	–		–
Total	$1,324,509		$1,105,500

_____________

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)	Represents fees for potential transactions.

(3)	Represents fees for our public equity offering in October 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10–K.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our consolidated financial statements and related notes.

(3)	Exhibits

The exhibits listed below are filed or furnished as part of this report:

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Omnibus Agreement, dated September 29, 2006, by and among EnerVest Management Partners, Ltd., EV Management, LLC, EV Energy GP, L.P., EV Energy Partners, L.P., and EV Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.2	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and EnerVest Production Partners, L.P. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.3	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.4	EV Energy Partners, L.P. Long–Term Incentive Plan (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.5	Employment Agreement, dated October 1, 2006, by and between EV Management, LLC and Michael E. Mercer (incorporated by reference from Exhibit 10.7 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

+10.6	Omnibus Agreement Extension, dated February 25, 2015, by and between EnerVest, Ltd. and EV Energy GP, L.P.

*10.7	Form of EV Energy Partners, L.P. Incentive Unit Agreements (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.8	Second Amended and Restated Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

10.9	First Amendment dated December 21, 2011 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 27, 2011).

10.10	Second Amendment dated March 29, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 4, 2012).

10.11	Third Amendment dated September 27, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 3, 2012).

10.12	Amended and Restated Assignment Agreement dated October 1, 2012 between M3 Ohio Gathering LLC, Utica Gas Services, L.L.C., CGAS Properties, L.P. and Utica East Ohio Midstream L.L.C. (incorporated by reference from Exhibit 10.17 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.13	Fourth Agreement dated as of February 26, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.18 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.14	Fifth Agreement dated as of August 7, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 9, 2013).

10.15	Ronald J. Gajdica Separation Agreement, dated April 30, 2014 (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on May 6, 2014).

10.16	Sixth Agreement dated as of September 19, 2014 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on September 25, 2014).

+10.17	Seventh Amendment dated as of February 26, 2015 to Second Amended and Restated Credit Agreement.

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report.

+101	Interactive Data Files

________________

*	Management contract or compensatory plan or arrangement

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: February 27, 2015	By:	/s/ MICHAEL E. MERCER
Michael E. Mercer
Senior Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/JOHN B. WALKER	Executive Chairman and Director	February 27, 2015
John B. Walker	(principal executive officer)

/s/MARK A. HOUSER	President, Chief Executive Officer and Director	February 27, 2015
Mark A. Houser

/s/MICHAEL E. MERCER	Senior Vice President and Chief Financial Officer	February 27, 2015
Michael E. Mercer	(principal financial officer)

/s/RYAN J. FLORY	Controller	February 27, 2015
Ryan J. Flory	(principal accounting officer)

/s/VICTOR BURK	Director	February 27, 2015
Victor Burk

/s/JAMES R. LARSON	Director	February 27, 2015
James R. Larson

/s/GEORGE LINDAHL III	Director	February 27, 2015
George Lindahl, III

/s/GARY R. PETERSEN	Director	February 27, 2015
Gary R. Petersen

EXHIBIT INDEX

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Omnibus Agreement, dated September 29, 2006, by and among EnerVest Management Partners, Ltd., EV Management, LLC, EV Energy GP, L.P., EV Energy Partners, L.P., and EV Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.2	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and EnerVest Production Partners, L.P. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.3	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.4	EV Energy Partners, L.P. Long–Term Incentive Plan (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.5	Employment Agreement, dated October 1, 2006, by and between EV Management, LLC and Michael E. Mercer (incorporated by reference from Exhibit 10.7 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

+10.6	Omnibus Agreement Extension, dated February 25, 2015, by and between EnerVest, Ltd. and EV Energy GP, L.P.

*10.7	Form of EV Energy Partners, L.P. Incentive Unit Agreements (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.8	Second Amended and Restated Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

10.9	First Amendment dated December 21, 2011 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 27, 2011).

10.10	Second Amendment dated March 29, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 4, 2012).

10.11	Third Amendment dated September 27, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 3, 2012).

10.12	Amended and Restated Assignment Agreement dated October 1, 2012 between M3 Ohio Gathering LLC, Utica Gas Services, L.L.C., CGAS Properties, L.P. and Utica East Ohio Midstream L.L.C. (incorporated by reference from Exhibit 10.17 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.13	Fourth Agreement dated as of February 26, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.18 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.14	Fifth Agreement dated as of August 7, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 9, 2013).

10.15	Ronald J. Gajdica Separation Agreement, dated April 30, 2014 (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on May 6, 2014).

10.16	Sixth Agreement dated as of September 19, 2014 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on September 25, 2014).

+10.17	Seventh Amendment dated as of February 26, 2015 to Second Amended and Restated Credit Agreement.

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer

+32.2	Section 1350 Certification of Chief Financial Officer

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report.

+101	Interactive Data Files

________________

*	Management contract or compensatory plan or arrangement

+	Filed herewith

