Form 10-Q
period 2015-03-31
EV Energy Partners, LP
filed 2015-05-11
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

YES ☐ NO ☑

As of May 1, 2015, the registrant had 48,871,399 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$10,268	$8,255
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	24,500	32,758
Related party	63	1,043
Other	4,657	4,570
Derivative asset	105,046	113,044
Other current assets	1,917	2,000
Assets held for sale	320,244	315,173
Total current assets	466,695	476,843

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; March 31, 2015, $862,738; December 31, 2014, $778,679	1,650,410	1,710,925
Other property, net of accumulated depreciation and amortization; March 31, 2015, $908; December 31, 2014, $898	1,119	1,141
Restricted cash	33,768	33,768
Long–term derivative asset	21,722	20,647
Other assets	8,568	5,879
Total assets	$2,182,282	$2,249,203

LIABILITIES AND OWNERS’ EQUITY

Current liabilities – Accounts payable and accrued liabilities	$51,611	$47,878

Asset retirement obligations	105,201	103,832
Long–term debt	1,040,417	1,030,391
Other long–term liabilities	838	989

Commitments and contingencies

Owners’ equity:
Common unitholders – 48,871,399 units and 48,572,019 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	997,468	1,077,826
General partner interest	(13,253)	(11,713)
Total owners’ equity	984,215	1,066,113
Total liabilities and owners’ equity	$2,182,282	$2,249,203

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Oil, natural gas and natural gas liquids revenues	$46,425	$94,074
Transportation and marketing–related revenues	817	1,265
Total revenues	47,242	95,339

Operating costs and expenses:
Lease operating expenses	23,524	25,395
Cost of purchased natural gas	574	970
Dry hole and exploration costs	414	318
Production taxes	1,748	3,523
Asset retirement obligations accretion expense	1,201	1,187
Depreciation, depletion and amortization	25,896	26,212
General and administrative expenses	12,415	12,298
Impairment of oil and natural gas properties	58,173	252
Gain on sales of oil and natural gas properties	(537)	(1,484)
Total operating costs and expenses	123,408	68,671

Operating (loss) income	(76,166)	26,668

Other income (expense), net:
Gain (loss) on derivatives, net	23,610	(22,995)
Interest expense	(14,135)	(12,072)
Other (expense) income, net	(196)	174
Total other income (expense), net	9,279	(34,893)

Loss from continuing operations before income taxes	(66,887)	(8,225)

Income taxes	150	255

Loss from continuing operations	(66,737)	(7,970)

Income from discontinued operations	5,070	1,717

Net loss	$(61,667)	$(6,253)

Basic and diluted earnings per limited partner unit:
Loss from continuing operations	$(1.35)	$(0.17)
Income from discontinued operations	0.10	0.03
Net loss	$(1.25)	$(0.14)

Weighted average limited partner units outstanding (basic and diluted)	48,795	48,537

Distributions declared per unit	$0.50	$0.772

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands, except number of units)

(Unaudited)

		General	Total
	Common	Partner	Owners’
	Unitholders	Interest	Equity

Balance, December 31, 2014	$1,077,826	$(11,713)	$1,066,113
Contribution from general partner	–	91	91
Distributions	(24,777)	(497)	(25,274)
Equity–based compensation	4,853	99	4,952
Net loss	(60,434)	(1,233)	(61,667)
Balance, March 31, 2015	$997,468	$(13,253)	$984,215

		General	Total
	Common	Partner	Owners’
	Unitholders	Interest	Equity

Balance, December 31, 2013	$1,083,718	$(11,785)	$1,071,933
Contributions from general partner	–	154	154
Distributions	(37,932)	(764)	(38,696)
Other	(5)	–	(5)
Equity–based compensation	4,413	90	4,503
Net loss	(6,128)	(125)	(6,253)
Balance, March 31, 2014	$1,044,066	$(12,430)	$1,031,636

See accompanying notes to unaudited condensed consolidated financial statements.

 EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(61,667)	$(6,253)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Income from discontinued operations	(5,070)	(1,717)
Asset retirement obligations accretion expense	1,201	1,187
Depreciation, depletion and amortization	25,896	26,212
Equity–based compensation cost	4,952	4,503
Impairment of oil and natural gas properties	58,173	252
Gain on sales of oil and natural gas properties	(537)	(1,484)
(Gain) loss on derivatives, net	(23,610)	22,995
Cash settlements of matured derivative contracts	30,533	(6,158)
Other	355	56
Changes in operating assets and liabilities:
Accounts receivable	9,151	(15,064)
Other current assets	82	(931)
Accounts payable and accrued liabilities	5,799	9,154
Other, net	–	(120)
Net cash flows provided by operating activities	45,258	32,632

Cash flows from investing activities:
Additions to oil and natural gas properties	(25,577)	(23,145)
Prepaid drilling costs	–	(2,032)
Proceeds from sale of oil and natural gas properties	774	7,315
Other	18	18
Net cash flows used in investing activities from continuing operations	(24,785)	(17,844)
Net cash flows used in investing activities from discontinued operations	–	(44,424)
Net cash flows used in investing activities	(24,785)	(62,268)

Cash flows from financing activities:
Long–term debt borrowings	10,000	66,000
Loan costs incurred	(3,277)	–
Contributions from general partner	91	154
Distributions paid	(25,274)	(38,696)
Other	–	(5)
Net cash flows (used in) provided by financing activities	(18,460)	27,453

Increase (decrease) in cash and cash equivalents	2,013	(2,183)
Cash and cash equivalents – beginning of year	8,255	11,698
Cash and cash equivalents – end of period	$10,268	$9,515

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

With the sale of our interest in Cardinal Gas Services, LLC (“Cardinal”) in October 2014 and the sale of our interest in Utica East Ohio Midstream LLC (“UEO”), which is expected to close in July 2015, we no longer operate in the midstream segment, and we have reclassified our unaudited condensed consolidated financial statements for all periods presented to reflect the operations of our midstream segment as discontinued operations (see Note 9). We now operate in one reportable segment engaged in the acquisition, development and production of oil and natural gas properties and all of our operations are located in the United States.

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10–K for the year ended December 31, 2014.

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

We estimated the fair value of the phantom units using the Black–Scholes option pricing model. Compensation cost is recognized for these phantom units on a straight–line basis over the service period and is net of estimated forfeitures. These phantom units are subject to graded vesting over a four year period. We recognized compensation cost related to these phantom units of $4.7 million and $3.1 million in the three months ended March 31, 2015 and 2014, respectively. These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of March 31, 2015, there was $19.4 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 2.6 years.

In September 2011, we issued 0.3 million performance units to certain employees and executive officers of EV Management and its affiliates. These performance units were fully vested as of January 2015. We recognized compensation cost related to these performance units of $0.2 million and $1.4 million in the three months ended March 31, 2015 and 2014, respectively. These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

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

As of March 31, 2015, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price
Oil (MBbls):
Swaps – April 2015 to December 2015	962.5	$90.28
Swaps – 2016	366.0	90.14

Natural Gas (MmmBtus):
Swaps – April 2015 to December 2015	29,837.5	4.86
Swaps – 2016	18,300.0	4.07

Natural Gas Liquids (MBbls):
Swaps – April 2015 to December 2015	357.5	24.98

As of March 31, 2015, we had entered into interest rate swaps with the following terms:

	Notional	Floating	Fixed
Period Covered	Amount	Rate	Rate
April 2015 – July 2015	$110,000	1 Month LIBOR	3.315%

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the fair values and classification of our outstanding derivatives:

			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
Derivatives:
As of March 31, 2015:
Derivative asset	$105,896	$(850)	$105,046
Long–term derivative asset	21,722	–	21,722
Total	$127,618	$(850)	$126,768

As of December 31, 2014:
Derivative asset	$114,754	$(1,710)	$113,044
Long–term derivative asset	20,647	–	20,647
Total	$135,401	$(1,710)	$133,691

			Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheet	Balance Sheet
Derivatives:
As of March 31, 2015:
Derivative liability	$850	$(850)	$–
Long–term derivative liability	–	–	–
Total	$850	$(850)	$–

As of December 31, 2014:
Derivative liability	$1,710	$(1,710)	$–
Long–term derivative liability	–	–	–
Total	$1,710	$(1,710)	$–

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

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of March 31, 2015 and December 31, 2014, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the
		Reporting Period
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2015:
Assets – Oil, natural gas and natural gas liquids derivatives	$127,618	$–	$127,618	$–

Liabilities – interest rate swaps	$850	$–	$850	$–

As of December 31, 2014:
Assets – Oil and natural gas derivatives	$135,401	$–	$135,401	$–

Liabilities – interest rate swaps	$1,710	$–	$1,710	$–

Our derivatives consist of over–the–counter contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the three months ended March 31, 2015.

Nonrecurring Basis

The following table presents the fair value hierarchy table for our net assets and liabilities that are required to be measured at fair value on a nonrecurring basis:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Three months ending March 31, 2015:
Long–lived assets held and used	$31,380	$–	$–	$31,380	$58,165

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In the three months ended March 31, 2015, as a result of a reduction in estimated future net cash flows primarily caused by the continuing decrease in prices, we recognized a $58.2 million impairment charge to write down oil and natural gas properties to their fair value of $31.4 million.

The fair values were determined using the income approach and were based on the expected present value of the future net cash flows from proved reserves. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of our estimated reserves, appropriate risk–adjusted discount rates and other relevant data.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. The estimated fair value of our senior notes due 2019 was $456.3 million and $427.5 million at March 31, 2015 and December 31, 2014, respectively, which differs from the carrying value of $499.4 million at both March 31, 2015 and December 31, 2014. The fair value of the senior notes due 2019 was determined using Level 2 inputs.

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

	2015	2014
Balance as of January 1	$105,773	$103,173
Liabilities incurred	288	159
Revisions	(1)	–
Accretion expense	1,201	1,187
Settlements and divestitures	(120)	(1,573)
Balance as of March 31	$107,141	$102,946

As of both March 31, 2015 and December 31, 2014, $1.9 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

NOTE 6. LONG–TERM DEBT

Credit Facility

As of March 31, 2015, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense (“EBITDAX”) of no greater than 3.5 to 1.0. As of March 31, 2015, we were in compliance with these financial covenants.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The facility does not require any repayments of amounts outstanding until it expires in February 2020. Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 2.94% and 2.93% at March 31, 2015 and 2014, respectively).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of March 31, 2015, the borrowing base under the facility was $650.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties. There will be no redetermination in April 2015 since the borrowing base was redetermined in February 2015 in conjunction with the amendment to our credit facility.

We had $541.0 million and $531.0 million outstanding under the facility at March 31, 2015 and December 31, 2014, respectively.

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

The aggregate carrying amount of our senior notes due 2019 was $499.4 million at both March 31, 2015 and December 31, 2014, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements, and no amounts have been accrued at March 31, 2015 or December 31, 2014.

NOTE 8. OWNERS’ EQUITY

Units Outstanding

At March 31, 2015, owners’ equity consists of 48,871,399 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Issuance of Units

In the three months ended March 31, 2015, we issued 0.3 million common units related to the vesting of equity–based awards. In conjunction with the vesting of these units, we received contributions of $0.1 million by our general partner to maintain its 2% interest in us.

Cash Distributions

On February 2, 2015, the board of directors of EV Management declared a $0.50 per unit distribution for the fourth quarter of 2014 on all common units. The distribution of $25.3 million was paid on February 13, 2015 to unitholders of record at the close of business on February 9, 2015.

On April 30, 2015, the board of directors of EV Management declared a $0.50 per unit distribution for the first quarter of 2015 on all common units. The distribution of $25.3 million is to be paid on May 15, 2015 to unitholders of record at the close of business on May 11, 2015.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 9. DISCONTINUED OPERATIONS

Our midstream segment, which consisted of our investments in UEO and Cardinal, was engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio. We sold our interest in Cardinal in October 2014 and, in April 2015, we signed a definitive agreement to divest our 21% interest in UEO for $575.0 million. The agreement is subject to customary purchase price adjustments and closing conditions. We expect the transaction to close in July 2015 and will use the net proceeds from the disposition to repay all amounts outstanding under our credit facility and to fund future activities, including acquisitions of oil and natural gas properties.

We have reclassified our unaudited condensed consolidated financial statements for all periods presented to reflect the operations of our midstream segment as discontinued operations. Accordingly, in our unaudited condensed consolidated balance sheets, amounts previously included in “Investments in unconsolidated affiliates” have been reclassified to ”Assets held for sale” and, in our unaudited condensed consolidated statement of operations, amounts previously included in “Equity in income of unconsolidated affiliates” have been reclassified to “Income from discontinued operations” .

Summarized financial information for our midstream segment is as follows:

	March 31,	December 31,
	2015 (1)	2014 (1)

Current assets	$100,591	$98,061
Noncurrent assets	1,393,644	1,381,773

Total assets	$1,494,235	$1,479,834

Current liabilities	$28,523	$37,967
Owner’s equity	1,465,712	1,441,867

Total liabilities and owner’s equity	$1,494,235	$1,479,834

	Three Months Ended
	March 31,
	2015 (1)	2014 (2)

Revenues	$48,543	$42,189
Operating income	24,474	13,897
Net income	24,744	13,934

(1)	Information is for UEO on a stand–alone basis.

(2)	Information is for UEO and Cardinal on a combined basis.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 10. EARNINGS PER LIMITED PARTNER UNIT

The following sets forth the calculation of earnings per limited partner unit:

	Three Months Ended
	March 31,
	2015	2014
Loss from continuing operations	$(66,737)	$(7,970)
General partner’s 2% interest in loss from continuing operations	1,334	159
Loss from continuing operations attributable to unvested phantom units	(342)	(483)
Limited partners’ interest in loss from continuing operations	$(65,745)	$(8,294)

Earnings per limited partner unit (basic and diluted)	$(1.35)	$(0.17)

Income from discontinued operations	$5,070	$1,717
General partner’s 2% interest in income from discontinued operations	(101)	(34)
Limited partners’ interest in income from discontinued operations	$4,969	$1,683

Earnings per limited partner unit (basic and diluted)	$0.10	$0.03

Net loss	$(61,667)	$(6,253)
General partner’s 2% interest in net loss	1,233	125
Net loss attributable to unvested phantom units	(342)	(483)
Limited partners’ interest in net loss	$(60,776)	$(6,611)

Earnings per limited partner unit (basic and diluted)	$(1.25)	$(0.14)

Weighted average limited partner units outstanding – basic and diluted (1)	48,795	48,537

(1)	As of March 31, 2015, there are no unearned performance units outstanding. Unearned performance units totaling 0.2 million units were not included in the computation of diluted net loss per limited partner unit for the three months ended March 31, 2014 because the effect would have been anti–dilutive.

NOTE 11. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $3.3 million and $3.0 million in the three months ended March 31, 2015 and 2014, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest approximately $4.1 million and $4.5 million in the three months ended March 31, 2015 and 2014, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 12. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Three Months Ended
	March 31,
	2015	2014

Supplemental cash flows information – cash paid for interest, net of capitalized interest of $1,939 at March 31, 2014	$3,303	$1,105

	As of March 31,
	2015	2014
Noncash transaction – costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$15,964	$13,100

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2015	2014
Costs for additions to oil and natural gas properties	$15,964	$18,028
Lease operating expenses	8,701	9,701
Interest	18,717	8,649
Production and ad valorem taxes	2,649	5,683
General and administrative expenses	1,970	2,317
Current portion of ARO	1,941	1,941
Derivative settlements	297	280
Other	1,372	1,279
Total	$51,611	$47,878

NOTE 13. NEW ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015–03, Interest – Imputation of Interest. This ASU changes the presentation of debt issuance costs in financial statements. Under ASU 2015–03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The provisions of ASU 2015–03 are applicable to annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted for financial statements that have not yet been previously issued. We do not expect that adopting this ASU will have a material impact on our unaudited condensed consolidated financial statements.

No other new accounting pronouncements issued or effective during the three months ended March 31, 2015 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2014.

OVERVIEW

We are a Delaware limited partnership formed in April 2006 by EnerVest to acquire, produce and develop oil and natural gas properties. Our general partner is EV Energy GP, a Delaware limited partnership, and the general partner of our general partner is EV Management, a Delaware limited liability company.

With the sale of our interest in Cardinal in October 2014 and the expected sale of our interest in UEO in July 2015, we no longer operate in the midstream segment. We now operate in one reportable segment engaged in the acquisition, development and production of oil and natural gas properties and all of our operations are located in the United States.

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

CURRENT DEVELOPMENTS

In the three months ended March 31, 2015, prices for oil, natural gas and natural gas liquids have continued to decline, and they continue to remain low by historical standards. These low prices have affected our business in numerous ways, including:

•	a material reduction in our revenues and cash flows;

•	a decrease in proved reserves and possible additional impairments of our oil and natural gas properties as a result of reduced capital spending and the possibility that some of our developed wells and undeveloped wells may become uneconomic;

•	a decrease in the borrowing base under out credit facility from $730.0 million to $650.0 million;

•	an increase in the value of oil and natural gas derivatives we entered into before prices declined, which increases our exposure to counterparty defaults; and

•	an increase in the possibility that some of the purchasers of our oil and natural gas production, or some of the companies that provide us with services, may experience financial difficulties.

In response to continued lower prices, we have taken a number of actions to preserve our liquidity and financial flexibility, including:

•	reducing our distribution paid in February 2015 relating to the fourth quarter of 2014 to $0.50 per common unit;

•	amending our credit facility in February 2015 to include, among other things, an extension of the facility to February 2020, as well as an extension of our senior secured debt to EBITDAX covenant to March 31, 2016;

•	signing a definitive agreement in April 2015 to divest our 21% interest in UEO for $575.0 million, which we expect will close in July 2015, and using the net proceeds to repay all amounts outstanding under our credit facility and to fund future activities, including acquisitions of oil and natural gas properties;

•	using the $33.8 million of proceeds from the sale of certain oil and natural gas properties that we deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code that were returned to us in April 2015 to repay amounts outstanding under our credit facility;

•	reducing the amount of capital spending we expect to dedicate to the development of our proved undeveloped reserves by approximately 40% in 2015; and

•	actively seeking alternative sources of capital to develop our proved undeveloped and probable reserves, including farmouts, production payments and joint ventures.

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

In mid–2012, we initiated the process for the monetization of a majority of our working interest acres related to the Utica Shale, and in 2013, we, along with certain institutional partnerships managed by EnerVest, signed agreements to divest a portion of our Utica Shale acreage in Ohio. Through March 2015, we have closed on sales with proceeds of $45.6 million for these acres. We continue to pursue additional forms of monetizations, and we cannot at this time predict the type of transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our additional efforts to monetize the Utica Shale properties, it may take longer to complete the divestiture process than we expect, or we may decide to delay the monetization of all or a portion of the Utica Shale properties.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
Production data:
Oil (MBbls)	241	265
Natural gas liquids (MBbls)	582	550
Natural gas (MMcf)	10,588	10,836
Net production (MMcfe)	15,525	15,725
Average sales price per unit:
Oil (Bbl)	$44.02	$94.21
Natural gas liquids (Bbl)	15.12	33.49
Natural gas (Mcf)	2.55	4.68
Mcfe	2.99	5.98
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.52	$1.61
Production taxes	0.11	0.22
Total	1.63	1.83
Depreciation, depletion and amortization	1.67	1.67
General and administrative expenses	0.80	0.78

Net loss for the three months ended March 31, 2015 was $61.7 million compared with $6.3 million for the three months ended March 31, 2014. The significant factors in this change were (i) a $57.9 million increase in impairment of oil and natural gas properties, (ii) a $48.1 million decrease in total revenues; (iii) a $46.6 million favorable change in gain (loss) on derivatives, net; and (iv) a $3.4 million increase in income from discontinued operations.

Oil, natural gas and natural gas liquids revenues for the three months ended March 31, 2015 totaled $46.4 million, a decrease of $47.7 million compared with the three months ended March 31, 2014. This was the result of decreases of $46.5 million related to lower prices and $1.7 million related to decreased oil and natural gas production offset by $0.5 million of increased natural gas liquids production.

Lease operating expenses for the three months ended March 31, 2015 decreased $1.9 million compared with the three months ended March 31, 2014 as the result of $1.6 million from a lower unit cost per Mcfe and $0.3 million related to our decreased production. The lower unit cost per Mcfe reflects the downward trend in operating costs throughout the oil and natural gas industry. Lease operating expenses per Mcfe were $1.52 in the three months ended March 31, 2015 compared with $1.61 in the three months ended March 31, 2014.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for the three months ended March 31, 2015 decreased $1.8 million compared with the three months ended March 31, 2014 due to decreased oil, natural gas and natural gas liquids revenues. Production taxes for the three months ended March 31, 2015 were $0.11 per Mcfe compared with $0.22 per Mcfe for the three months ended March 31, 2014.

DD&A for the three months ended March 31, 2015 decreased $0.3 million compared with the three months ended March 31, 2014 due to lower overall production. Depreciation, depletion and amortization was $1.67 per Mcfe for both the three months ended March 31, 2015 and 2014.

General and administrative expenses for the three months ended March 31, 2015 totaled $12.4 million, an increase of $0.1 million compared with the three months ended March 31, 2014. This increase is primarily the result of (i) $2.3 million of additional equity compensation costs related to the accelerated vesting of the phantom units of a former officer; (ii) $0.3 million of higher fees paid to EnerVest under the omnibus agreement; and (iii) $0.2 million related to a general increase in costs; offset by (iv) $1.8 million of lower equity–based compensation costs, after consideration of the $2.3 million discussed above, and (v) $0.9 million of decreased compensation costs related to the vesting of our phantom units issued under our equity–based compensation plan. General and administrative expenses were $0.80 per Mcfe in the three months ended March 31, 2015 compared with $0.78 per Mcfe in the three months ended March 31, 2014.

In the three months ended March 31, 2015, as a result of a continued reduction in estimated future net cash flows primarily caused by the decrease in prices, we incurred impairment charges of $58.2 million to write down oil and natural gas properties to their fair value as determined based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of our estimated reserves, appropriate risk–adjusted discount rates and other relevant data. In the three months ended March 31, 2014, we incurred impairment charges of $0.3 million, of which $0.2 million related to a charge to write down assets held for sale to their fair value and $0.1 million related to leasehold impairment charges.

Gain (loss) on derivatives, net was $23.6 million for the three months ended March 31, 2015 compared with $(23.0) million for the three months ended March 31, 2014. This change was attributable to decreases in future oil and natural gas prices. The 12 month forward price at March 31, 2015 for oil averaged $53.30 per Bbl compared with $56.46 at December 31, 2014, and the 12 month forward prices at March 31, 2015 for natural gas averaged $2.91 per MmBtu compared with $3.03 at December 31, 2014. The 12 month forward price at March 31, 2014 for oil averaged $97.33 per Bbl compared with $95.66 per Bbl at December 31, 2013, and the 12 month forward price at March 31, 2014 for natural gas averaged $4.50 per MmBtu compared with $4.19 at December 31, 2013.

Interest expense for the three months ended March 31, 2015 increased $2.1 million compared with the three months ended March 31, 2014 due to a decrease in capitalized interest of $1.9 million and $0.2 million from a higher weighted average long–term debt balance.

Income from discontinued operations, which consists of the results of our midstream segment, was $5.1 million for the three months ended March 31, 2015 compared with $1.7 million for the three months ended March 31, 2014. The significant factor in the change was the continued increase in throughput at UEO as more wells come on line.

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

In the three months ended March 31, 2015, prices for oil, natural gas and natural gas liquids have continued to decline, and they continue to remain low by historical standards. In response to these continued lower prices, we have taken a number of actions to preserve our liquidity and financial flexibility, including:

•	reducing our distribution paid in February 2015 relating to the fourth quarter of 2014 to $0.50 per common unit;

•	amending our credit facility in February 2015 to include, among other things, an extension of the facility to February 2020, as well as an extension of our senior secured debt to EBITDAX covenant to March 31, 2016;

•	signing a definitive agreement in April 2015 to divest our 21% interest in UEO for $575.0 million, which we expect will close in July 2015, and using the net proceeds to repay all amounts outstanding under our credit facility and to fund future activities, including acquisitions of oil and natural gas properties;

•	using the $33.8 million of proceeds from the sale of certain oil and natural gas properties that we deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code that were returned to us in April 2015 to repay amounts outstanding under our credit facility;

•	reducing the amount of capital spending we expect to dedicate to the development of our proved undeveloped reserves by approximately 40% in 2015; and

•	actively seeking alternative sources of capital to develop our proved undeveloped and probable reserves, including farmouts, production payments and joint ventures.

We intend to repay amounts outstanding under our credit facility with proceeds from the sale of our interest in UEO and the $33.8 million in proceeds from the sale of certain oil and natural gas properties that were deposited with a qualified intermediary, and to hold the remainder available for future activities. Upon the sale of our interest in UEO, the borrowing base under out credit facility will be reduced by $150.0 million to $500.0 million. We plan to utilize availability under our credit facility to invest in future acquisitions of long–life, producing oil and natural gas properties, which we believe will increase our borrowing base.

Long–term Debt

As of March 31, 2015, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of March 31, 2015, the borrowing base was $650.0 million, and we had $541.0 million outstanding.

With the amendment of our credit facility in February 2015, we extended our ratio of senior secured debt to EBITDAX of no greater than 3.5 to 1.0 covenant to March 31, 2016, after which it reverts back to a ratio of total debt to EBITDAX of no greater than 4.25 to 1.0.

As of March 31, 2015, we have $500.0 million in aggregate principal amount outstanding of 8.0% senior notes due 2019. As of March 31, 2015, the aggregate carrying amount of the senior notes due 2019 was $499.4 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein.

Cash and Short–term Investments

At March 31, 2015, we had $10.3 million of cash and short–term investments, which included $6.1 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of March 31, 2015, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three Months Ended March 31,
	2015	2014
Operating activities	$45,258	$32,632
Investing activities	(24,785)	(62,268)
Financing activities	(18,460)	27,453

Operating Activities

Cash flows from operating activities provided $45.3 million and $32.6 million in the three months ended March 31, 2015 and 2014, respectively. The significant factors in the change were a $47.7 million decrease in our oil, natural gas and natural gas liquids revenues and a decrease in working capital, primarily related to lower accounts receivable as a result of lower oil, natural gas and natural gas liquids prices at March 31, 2015 compared with March 31, 2014, offset by $36.7 million of increased cash settlements from our matured derivative contracts. The increased cash settlements are due to the impact of derivative contracts with less favorable terms that expired as of December 31, 2014.

Investing Activities

During the three months ended March 31, 2015, we spent $25.6 million for additions to our oil and natural gas properties and received $0.8 million in proceeds from the sale of oil and natural gas properties. During the three months ended March 31, 2014, we spent $23.1 million for additions to our oil and natural gas properties and increased our investment in Cardinal and UEO by $44.4 million. In addition, we received $7.3 million in proceeds from the sale of oil and natural gas properties.

Financing Activities

During the three months ended March 31, 2015, we received $10.0 million from borrowings under our credit facility, incurred loan costs of $3.3 million related to the amendment of our credit facility and paid distributions of $25.3 million to holders of our common units, phantom units and our general partner. During the three months ended March 31, 2014, we received $66.0 million from borrowings under our credit facility and paid distributions of $38.7 million to holders of our common units, phantom units and our general partner.

FORWARD–LOOKING STATEMENTS

This Form 10–Q contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “forward–looking statement”). These forward–looking statements relate to, among other things, the following:

•	our future financial and operating performance and results, and our ability to pay distributions;

•	our business strategy and plans, and future capital expenditures, including plans for the sale of additional acreage in the Utica Shale and the Eagle Ford formation;

•	our estimated net proved reserves, PV–10 value and standardized measure;

•	market prices;

•	our planned closing and sale of our interest in UEO;

•	our future derivative activities; and

•	our plans and forecasts.

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

All of our forward–looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2014.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2016. As of March 31, 2015, we have commodity contracts covering approximately 62% of our production attributable to our estimated net proved reserves from April 2015 through December 2016, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at March 31, 2015 was a net asset of $127.6 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $21.9 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the three months ended March 31, 2015 would have increased by approximately $1.3 million. The fair value of our interest rate swaps at March 31, 2015 was a liability of $0.9 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $0.3 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10–K for the year ended December 31, 2014.

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

EV Energy Partners, L.P.
(Registrant)

Date: May 8, 2015	By:	/s/ NICHOLAS BOBROWSKI
Nicholas Bobrowski
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