Form 10-Q
period 2015-09-30
EV Energy Partners, LP
filed 2015-11-09
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

YES ☐ NO ☑

As of October 30, 2015, the registrant had 48,871,399 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$39,861	$8,255
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	19,488	32,758
Related party	-	1,043
Other	5,019	4,570
Derivative asset	71,406	113,044
Other current assets	1,108	2,000
Assets held for sale	-	315,173
Total current assets	136,882	476,843

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; September 30, 2015, $926,744; December 31, 2014, $778,679	1,552,097	1,710,925
Other property, net of accumulated depreciation and amortization; September 30, 2015, $926; December 31, 2014, $898	1,087	1,141
Restricted cash	-	33,768
Long–term derivative asset	15,323	20,647
Other assets	32,839	5,879
Total assets	$1,738,228	$2,249,203

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Third party	$45,106	$47,878
Related party	2,226	-
Total current liabilities	47,332	47,878

Asset retirement obligations	98,249	103,832
Long–term debt	499,472	1,030,391
Other long–term liabilities	477	989

Commitments and contingencies

Owners’ equity:
Common unitholders – 48,871,399 units and 48,572,019 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,103,771	1,077,826
General partner interest	(11,073)	(11,713)
Total owners’ equity	1,092,698	1,066,113
Total liabilities and owners’ equity	$1,738,228	$2,249,203

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Oil, natural gas and natural gas liquids revenues	$37,587	$83,440	$127,734	$265,639
Transportation and marketing–related revenues	734	1,091	2,285	3,591
Total revenues	38,321	84,531	130,019	269,230

Operating costs and expenses:
Lease operating expenses	22,509	26,579	69,833	78,002
Cost of purchased natural gas	510	813	1,588	2,725
Dry hole and exploration costs	1,034	3,972	1,720	5,943
Production taxes	1,357	3,034	4,708	9,514
Asset retirement obligations accretion expense	1,134	1,244	3,548	3,634
Depreciation, depletion and amortization	23,485	25,723	74,718	76,961
General and administrative expenses	8,609	9,688	28,968	34,735
Impairment of oil and natural gas properties	15,787	946	122,244	2,267
Gain on sales of oil and natural gas properties	-	-	(531)	(1,484)
Total operating costs and expenses	74,425	71,999	306,796	212,297

Operating (loss) income	(36,104)	12,532	(176,777)	56,933

Other income (expense), net:
Gain (loss) on derivatives, net	37,042	37,548	51,406	(3,264)
Interest expense	(11,043)	(13,676)	(38,279)	(38,193)
Other income, net	206	76	51	456
Total other income (expense), net	26,205	23,948	13,178	(41,001)

(Loss) income from continuing operations before income taxes	(9,899)	36,480	(163,599)	15,932

Income taxes	61	(157)	684	176

(Loss) income from continuing operations	(9,838)	36,323	(162,915)	16,108

Income from discontinued operations	-	6,297	255,512	11,236

Net (loss) income	$(9,838)	$42,620	$92,597	$27,344

Basic and diluted earnings per limited partner unit:
(Loss) income from continuing operations	$(0.20)	$0.72	$(3.29)	$0.29
Income from discontinued operations	-	0.13	5.12	0.23
Net (loss) income	$(0.20)	$0.85	$1.83	$0.52

Weighted average limited partner units outstanding (basic and diluted)	48,871	48,572	48,846	48,561

Distributions declared per unit	$0.50	$0.774	$1.50	$2.319

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands)

(Unaudited)

	Common Unitholders	General Partner Interest	Total Owners' Equity

Balance, December 31, 2014	$1,077,826	$(11,713)	$1,066,113
Contributions from general partner	-	91	91
Distributions	(74,242)	(1,496)	(75,738)
Equity–based compensation	9,442	193	9,635
Net income	90,745	1,852	92,597
Balance, September 30, 2015	$1,103,771	$(11,073)	$1,092,698

	Common Unitholders	General Partner Interest	Total Owners' Equity

Balance, December 31, 2013	$1,083,718	$(11,785)	$1,071,933
Contribution from general partner	-	154	154
Distributions	(113,877)	(2,295)	(116,172)
Other	(5)	-	(5)
Equity–based compensation	15,038	307	15,345
Net income	26,797	547	27,344
Balance, September 30, 2014	$1,011,671	$(13,072)	$998,599

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$92,597	$27,344
Adjustments to reconcile net income to net cash flows provided by operating activities:
Income from discontinued operations	(255,512)	(11,236)
Asset retirement obligations accretion expense	3,548	3,634
Depreciation, depletion and amortization	74,718	76,961
Equity–based compensation cost	9,635	15,345
Impairment of oil and natural gas properties	122,244	2,267
Gain on sales of oil and natural gas properties	(531)	(1,484)
(Gain) loss on derivatives, net	(51,406)	3,264
Cash settlements of matured derivative contracts	98,368	(8,170)
Other	288	5,527
Changes in operating assets and liabilities:
Accounts receivable	13,864	(7,077)
Other current assets	894	(833)
Accounts payable and accrued liabilities	10,610	12,360
Other, net	(120)	(733)
Net cash flows provided by operating activities from continuing operations	119,197	117,169
Net cash flows used in operating activities from discontinued operations	(372)	-
Net cash flows provided by operating activities	118,825	117,169

Cash flows from investing activities:
Additions to oil and natural gas properties	(58,687)	(73,356)
Deposit on acquisition of oil and natural gas properties	(25,900)	-
Prepaid drilling costs	-	(2,501)
Proceeds from sale of oil and natural gas properties	1,439	7,365
Restricted cash	33,768	-
Other	48	52
Net cash flows used in investing activities from continuing operations	(49,332)	(68,440)
Net cash flows provided by (used in) investing activities from discontinued operations	572,160	(105,200)
Net cash flows provided by (used in) investing activities	522,828	(173,640)

Cash flows from financing activities:
Repayment of long-term debt borrowings	(561,000)	-
Long–term debt borrowings	30,000	172,000
Loan costs incurred	(3,400)	-
Contributions from general partner	91	154
Distributions paid	(75,738)	(116,172)
Other	-	(5)
Net cash flows (used in) provided by financing activities	(610,047)	55,977

Increase (decrease) in cash and cash equivalents	31,606	(494)
Cash and cash equivalents – beginning of year	8,255	11,698
Cash and cash equivalents – end of period	$39,861	$11,204

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

With the sale of our interest in Cardinal Gas Services, LLC (“Cardinal”) in October 2014 and the sale of our interest in Utica East Ohio Midstream LLC (“UEO”) in June 2015, we no longer operate in the midstream segment, and we have reclassified our condensed consolidated financial statements for all periods presented to reflect the operations of our midstream segment as discontinued operations (see Note 10). We now operate in one reportable segment engaged in the acquisition, development and production of oil and natural gas properties and all of our operations are located in the United States.

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

We estimated the fair value of the phantom units using the Black–Scholes option pricing model. Compensation cost is recognized for these phantom units on a straight–line basis over the service period and is net of estimated forfeitures. These phantom units are subject to graded vesting over a four year period. We recognized compensation cost related to these phantom units of $2.3 million and $2.8 million in the three months ended September 30, 2015 and 2014, respectively, and $9.4 million and $10.9 million in the nine months ended September 30, 2015 and 2014, respectively. These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of September 30, 2015, there was $14.7 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 2.4 years.

In September 2011, we issued 0.3 million performance units to certain employees and executive officers of EV Management and its affiliates. These performance units were fully vested as of January 2015. We recognized compensation cost related to these performance units of $0.2 million in the nine months ended September 30, 2015 and $1.5 million and $4.4 million in the three months and nine months ended September 30, 2014, respectively. These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

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

As of September 30, 2015, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price
Oil (MBbls):
Swaps – October 2015 to December 2015	322.0	$90.28
Swaps – 2016	366.0	90.14

Natural Gas (MmmBtus):
Swaps – October 2015 to December 2015	9,982.0	4.86
Swaps – 2016	36,600.0	3.60
Swaps – 2017	21,900.0	3.24

Natural Gas Liquids (MBbls):
Swaps – October 2015 to December 2015	119.6	24.98

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the fair values and classification of our outstanding derivatives:

			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
Derivatives:
As of September 30, 2015:
Derivative asset	$71,406	$-	$71,406
Long–term derivative asset	15,323	-	15,323
Total	$86,729	$-	$86,729

As of December 31, 2014:
Derivative asset	$114,754	$(1,710)	$113,044
Long–term derivative asset	20,647	-	20,647
Total	$135,401	$(1,710)	$133,691

Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheet	Balance Sheet
Derivatives:
As of December 31, 2014:
Derivative liability	$1,710	$(1,710)	$-
Long–term derivative liability	-	-	-
Total	$1,710	$(1,710)	$-

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

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of September 30, 2015 and December 31, 2014, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

NOTE 4. IMPAIRMENT OF OIL AND NATURAL GAS PROPERTIES

We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. We recorded impairment charges of $15.2 million and $73.3 million in the three months and nine months ended September 30, 2015, respectively, related to proved oil and natural gas properties (see Note 5).

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Unproved oil and natural gas properties are assessed periodically on a property–by–property basis, and any impairment in value is recognized. We recorded impairment charges of $0.6 million and $48.9 million in the three months and nine months ended September 30, 2015 related to unproved oil and natural gas properties, of which $0.6 million and $48.4 million in the three months and nine months ended September 30, 2015, respectively, related to a change in our development plans for acreage in the Utica Shale.

NOTE 5. FAIR VALUE MEASUREMENTS

Recurring Basis

The following table presents the fair value hierarchy for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2015:
Assets - Oil, natural gas and natural gas liquids derivatives	$86,729	$-	$86,729	$-

As of December 31, 2014:
Assets - Oil and natural gas derivatives	$135,401	$-	$135,401	$-

Liabilities - Interest rate swaps	$1,710	$-	$1,710	$-

 Our derivatives consist of over–the–counter contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the nine months ended September 30, 2015.

Nonrecurring Basis

In the three months and nine months ended September 30, 2015, as a result of a reduction in estimated future net cash flows primarily caused by lower oil, natural gas and natural gas liquids prices, we recognized $15.2 million and $73.3 million, respectively, of impairment charges to write down oil and natural gas properties to their fair value of $10.4 million and $31.4 million in the three months and nine months ended September 30, 2015, respectively.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. The estimated fair value of our senior notes due 2019 was $352.5 million and $427.5 million at September 30, 2015 and December 31, 2014, respectively, which differs from the carrying value of $499.5 million and $499.4 million at September 30, 2015 and December 31, 2014, respectively. The fair value of the senior notes due 2019 was determined using Level 2 inputs.

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

	2015	2014
Balance as of January 1	$105,773	$103,173
Liabilities incurred	394	560
Revisions	(4,963)	2,419
Accretion expense	3,548	3,634
Settlements and divestitures	(4,563)	(2,730)
Balance as of September 30	$100,189	$107,056

As of both September 30, 2015 and December 31, 2014, $1.9 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

NOTE 7. LONG–TERM DEBT

Credit Facility

As of September 30, 2015, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense (“EBITDAX”) of no greater than 3.5 to 1.0. As of September 30, 2015, we were in compliance with these financial covenants.

The facility does not require any repayments of amounts outstanding until it expires in February 2020. Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.86% and 2.99% at September 30, 2015 and 2014, respectively).

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of September 30, 2015, the borrowing base under the facility was $500.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

As of September 30, 2015, we had no amounts outstanding under the facility. As of December 31, 2014, we had $531.0 million outstanding under the facility.

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

The aggregate carrying amount of our senior notes due 2019 was $499.5 million and $499.4 million at September 30, 2015 and December 31, 2014, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements, and no amounts have been accrued at September 30, 2015 or December 31, 2014.

NOTE 9. OWNERS’ EQUITY

Units Outstanding

At September 30, 2015, owners’ equity consists of 48,871,399 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Issuance of Units

In the nine months ended September 30, 2015, we issued 0.3 million common units related to the vesting of equity–based awards. In conjunction with the vesting of these units, we received a contribution of $0.1 million by our general partner to maintain its 2% interest in us.

Cash Distributions

The following sets forth the distributions we paid during the nine months ended September 30, 2014:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 13, 2015	October 1, 2014 – December 31, 2014	$0.50	$25,274
May 15, 2015	January 1, 2015 – March 31, 2015	0.50	25,221
August 14, 2015	April 1, 2015 – June 30, 2015	0.50	25,243
			$75,738

On October 29, 2015, the board of directors of EV Management declared a $0.50 per unit distribution for the third quarter of 2015 on all outstanding units. The distribution of $25.2 million is to be paid on November 13, 2015 to unitholders of record at the close of business on November 9, 2015.

NOTE 10. DISCONTINUED OPERATIONS

Our midstream segment, which consisted of our investments in UEO and Cardinal, was engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio. In October 2014, we sold our interest in Cardinal. In June 2015, we sold our interest in UEO and received net proceeds of $572.2 million and recognized a gain of $246.7 million. This gain is included in “Income from discontinued operations” for the nine months ended September 30, 2015.

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

Summarized financial information for our midstream segment is as follows:

December 31, 2014 (1)

Current assets	$98,061
Noncurrent assets	1,381,773

Total assets	$1,479,834

Current liabilities	$37,967
Owner’s equity	1,441,867

Total liabilities and owner’s equity	$1,479,834

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015 (1)	2014 (2)	2015 (1)	2014 (2)

Revenues	$-	$80,509	$93,726	$182,304
Operating income	-	46,007	49,171	83,408
Net income	-	46,074	49,525	83,542

(1)	Information is for UEO on a stand–alone basis through the date of divestiture.

(2)	Information is for UEO and Cardinal on a combined basis.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 11. NET (LOSS) INCOME PER LIMITED PARTNER UNIT

The following sets forth the calculation of net (loss) income per limited partner unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(Loss) income from continuing operations	$(9,838)	$36,323	$(162,915)	$16,108
General partner’s 2% interest in (loss) income from continuing operations	197	(726)	3,257	(322)
(Loss) income from continuing operations attributable to unvested phantom units	(315)	(448)	(972)	(1,385)
Limited partners’ interest in (loss) income from continuing operations	$(9,956)	$35,149	$(160,630)	$14,401

Earnings per limited partner unit (basic and diluted)	$(0.20)	$0.72	$(3.29)	$0.29

Income from discontinued operations	$-	$6,297	$255,512	$11,236
General partner’s 2% interest in income from discontinued operations	-	(126)	(5,110)	(225)
Income from discontinued operations attributable to unvested phantom units	-	(44)	(216)	-
Limited partners’ interest in income from discontinued operations	$-	$6,127	$250,186	$11,011

Earnings per limited partner unit (basic and diluted)	$-	$0.13	$5.12	$0.23

Net (loss) income	$(9,838)	$42,620	$92,597	$27,344
General partner’s 2% interest in net (loss) income	197	(852)	(1,852)	(547)
Net (loss) income attributable to unvested phantom units	(315)	(492)	(1,188)	(1,385)
Limited partners’ interest in net (loss) income	$(9,956)	$41,276	$89,557	$25,412

Earnings per limited partner unit (basic and diluted)	$(0.20)	$0.85	$1.83	$0.52

Weighted average limited partner units outstanding (basic and diluted)	48,871	48,572	48,846	48,561

As of September 30, 2015, there are no unearned performance units outstanding. Unearned performance units totaling 0.2 million units were not included in the computation of diluted net (loss) income per limited partner unit for the three months and nine months ended September 30, 2014 because the effect would have been anti–dilutive.

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $3.3 million and $3.1 million in the three months ended September 30, 2015 and 2014, respectively, and $9.9 million and $9.1 million in the nine months ended September 30, 2015 and 2014, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest approximately $3.5 million and $3.9 million in the three months ended September 30, 2015 and 2014, respectively, and $11.3 million and $12.2 million in the nine months ended September 30, 2015 and 2014, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Nine Months Ended
	September 30,
	2015	2014

Supplemental cash flows information - cash paid for interest, net of capitalized interest of $5,741 at September 30, 2014	$26,460	$25,783

Cash (refunded) paid for income taxes, net	$(115)	$155

	As of September 30,
	2015	2014

Noncash transaction - costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$6,872	$20,973

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
Costs for additions to oil and natural gas properties	$6,872	$18,028
Lease operating expenses	8,698	9,701
Interest	18,333	8,649
Production and ad valorem taxes	5,033	5,683
General and administrative expenses	2,375	2,317
Current portion of ARO	1,941	1,941
Derivative settlements	-	280
Other	1,854	1,279
Total	$45,106	$47,878

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

In August 2015, the FASB issued ASU No. 2015–14, Deferral of the Effective Date, to defer the effective date of ASU 2014–09, Revenue from Contracts with Customers, for one year. The provisions of ASU 2014–09 are now applicable to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We have not yet determined the effect that adopting this ASU will have on our unaudited condensed consolidated financial statements.

In September 2015, the FASB issued ASU 2015–16, Simplifying the Accounting for Measurement Period Adjustments. To simplify the accounting for adjustments made to provisional amounts, ASU 2015–16 requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The provisions of ASU 2015–16 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We will adopt this ASU should we report provisional amounts for items in a business combination.

No other new accounting pronouncements issued or effective during the nine months ended September 30, 2015 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 15. SUBSEQUENT EVENTS

In October 2015, we acquired oil and natural gas properties in the Appalachian Basin, San Juan Basin, Michigan and Austin Chalk from certain institutional partnerships managed by EnerVest for a combined cash consideration of $259.4 million, less the $25.9 million deposit that we made in September 2015. The deposit is included in “Other assets” in our unaudited condensed consolidated balance sheets. The purchase price is subject to customary purchase price adjustments.

In October 2015, we amended our credit facility to, among other things, increase the borrowing base to $625.0 million and amend our debt to EBITDAX ratio covenants as follows:

•	ratio of senior secured debt to EBITDAX of no greater than 3.0 to 1.0 through the quarter ending December 31, 2016;

•	ratio of total debt to EBITDAX of no greater than 5.50 to 1.0 through the quarters ending March 31, 2017 and June 30, 2017;

•	ratio of total debt to EBITDAX of no greater than 5.25 to 1.0 through the quarters ending September 30, 2017 and December 31, 2017; and

•	ratio of total debt to EBITDAX of no greater than 4.25 to 1.0 for the quarter ending March 31, 2018 and thereafter.

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

CURRENT DEVELOPMENTS

In the nine months ended September 30, 2015, prices for oil, natural gas and natural gas liquids continue to remain low by historical standards. These low prices have affected our business in numerous ways, including:

•	a material reduction in our revenues and cash flows;

•	a decrease in proved reserves and possible additional impairments of our oil and natural gas properties as a result of reduced capital spending and the possibility that some of our developed wells and undeveloped wells may become uneconomic;

•	an increase in our cost of capital and difficulty in accessing capital; and

•	an increase in the possibility that some of the purchasers of our oil and natural gas production, or some of the companies that provide us with services, may experience financial difficulties.

In response to continued lower prices, we have taken a number of actions to preserve our liquidity and financial flexibility, including:

•	amending our credit facility in February 2015 to include, among other things, an extension of the facility to February 2020;

•	divesting our 21% interest in UEO in June 2015 for net proceeds of $572.2 million and using these net proceeds to repay amounts outstanding under our credit facility and to fund future activities, including acquisitions of oil and natural gas properties;

•	using the $33.8 million of proceeds from the sale of certain oil and natural gas properties that we deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code that were returned to us in April 2015 to repay amounts outstanding under our credit facility;

•	reducing the amount of capital spending we expect to dedicate to the development of our proved undeveloped reserves by approximately 40% in 2015; and

•	actively seeking alternative sources of capital to develop our proved undeveloped and probable reserves, including farmouts, production payments and joint ventures.

In October 2015, we acquired oil and natural gas properties in the Appalachian Basin, San Juan Basin, Michigan and Austin Chalk from certain institutional partnerships managed by EnerVest for a combined cash consideration of $259.4 million, less the $25.9 million deposit that we made in September 2015. The purchase price is subject to customary purchase price adjustments.

In October 2015, we also amended our credit facility to, among other things, increase the borrowing base to $625.0 million and amend our debt to EBITDAX ratio covenants as follows:

•	ratio of senior secured debt to EBITDAX of no greater than 3.0 to 1.0 through the quarter ending December 31, 2016;

•	ratio of total debt to EBITDAX of no greater than 5.50 to 1.0 through the quarters ending March 31, 2017 and June 30, 2017;

•	ratio of total debt to EBITDAX of no greater than 5.25 to 1.0 through the quarters ending September 30, 2017 and December 31, 2017; and

•	ratio of total debt to EBITDAX of no greater than 4.25 to 1.0 for the quarter ending March 31, 2018 and thereafter.

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

Oil, natural gas and natural gas liquids prices are determined by many factors that are outside of our control. Historically, these prices have been volatile, and we expect them to remain volatile. In late 2014, prices for oil, natural gas and natural gas liquids declined precipitously, and prices have continued to remain low through September 2015; prices for oil have remained at or below $62 per Bbl and natural gas prices have remained below $3.25 per MmBtu.

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

In order to mitigate the impact of these lower prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. Although we have entered into derivative contracts covering a portion of our future production through December 2017, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices that we can enter into derivative contracts for additional volumes in the future. We have mitigated, but not eliminated, the potential effects of changing prices on our cash flows from operations for those periods. An extended period of depressed commodity prices would alter our acquisition and development plans, adversely affect our growth strategy and our ability to access additional capital in the capital markets and reduce the cash we have available to pay distributions. The decline in commodity prices that has occurred over the past year will likely require us to further reduce our quarterly distribution amount, absent a significant near-term increase in commodity prices.

The primary factors affecting our production levels are capital availability, including planned reductions in capital spending for 2015, our ability to make accretive acquisitions, the success of our drilling program and our inventory of drilling prospects. In addition, as initial reservoir pressures are depleted, production from our wells decreases. We attempt to overcome this natural decline through a combination of drilling and acquisitions. Our future growth will depend on our ability to continue to add reserves through drilling and acquisitions in excess of production. We will maintain our focus on the costs to add reserves through drilling and acquisitions as well as the costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact our production, which may have an adverse effect on our revenues and, as a result, cash available for distribution.

We focus our efforts on increasing our reserves and production while controlling costs at a level that is appropriate for long–term operations. Our future cash flows from operations are dependent upon our ability to manage our overall cost structure.

Utica Shale

We hold approximately 173,000 net working interest acres in Pennsylvania and Ohio and an approximate 2% average ORRI in 880,000 gross acres in Ohio which we believe may be prospective for the Utica Shale. In addition, partnerships managed by EnerVest own acreage which may be prospective for the Utica Shale. Exploration and development activities targeting the Utica Shale are progressing, and it is possible that our estimates of the acreage in Ohio that we believe is prospective for the Utica Shale may change, perhaps materially, as additional exploration and development activities are conducted in the area. In the nine months ended September 30, 2015, we recognized a $48.4 million impairment charge related to a change in our development plans for acreage in the Utica Shale.

In mid–2012, we initiated the process for the monetization of a majority of our working interest acres related to the Utica Shale, and in 2013, we, along with certain institutional partnerships managed by EnerVest, signed agreements to divest a portion of our Utica Shale acreage. Through September 2015, we have closed on sales with proceeds of $45.6 million for these acres. We continue to pursue additional forms of monetizations, and we cannot at this time predict the type of transactions we may enter into or the type or amount of consideration we may receive. We may not be successful in our additional efforts to monetize the Utica Shale properties, it may take longer to complete the divestiture process than we expect, or we may decide to delay the monetization of all or a portion of the Utica Shale properties.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Production data:
Oil (MBbls)	212	270	690	790
Natural gas liquids (MBbls)	526	593	1,671	1,714
Natural gas (MMcf)	9,720	11,000	30,326	32,798
Net production (MMcfe)	14,147	16,172	44,491	47,817
Average sales price per unit:
Oil (Bbl)	$41.27	$93.73	$46.19	$95.54
Natural gas liquids (Bbl)	11.93	29.30	14.11	31.00
Natural gas (Mcf)	2.32	3.71	2.38	4.18
Mcfe	2.66	5.16	2.87	5.56
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.59	$1.64	$1.57	$1.63
Production taxes	0.10	0.19	0.11	0.20
Total	1.69	1.83	1.68	1.83
Depreciation, depletion and amortization	1.66	1.59	1.68	1.61
General and administrative expenses	0.61	0.60	0.66	0.73

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

Net (loss) income for the three months ended September 30, 2015 was $(9.8) million compared with $42.6 million for the three months ended September 30, 2014. The significant factors in this change were (i) a $45.8 million decrease in oil, natural gas and natural gas liquids revenues; (ii) a $14.8 million increase in impairment of oil and natural gas properties; and (iii) a $6.3 million decrease in income from discontinued operations; offset by (iv) a $12.4 million decrease in operating costs and expenses (excluding impairment of oil and natural gas properties); and (v) a $2.6 million decrease in interest expense.

Oil, natural gas and natural gas liquids revenues for the three months ended September 30, 2015 totaled $37.6 million, a decrease of $45.8 million compared with the three months ended September 30, 2014. This was the result of decreases of $39.7 million related to lower prices for oil, natural gas and natural gas liquids and $6.1 million related to decreased oil, natural gas and natural gas liquids production as a result of our decreased capital spending program.

Lease operating expenses for the three months ended September 30, 2015 decreased $4.1 million compared with the three months ended September 30, 2014 as the result of $3.2 million related to our decreased production and $0.9 million from a lower unit cost per Mcfe. The lower unit cost per Mcfe reflects the downward trend in operating costs throughout the oil and natural gas industry. Lease operating expenses per Mcfe were $1.59 in the three months ended September 30, 2015 compared with $1.64 in the three months ended September 30, 2014.

Production taxes, which are generally based on a percentage of our oil, natural gas and natural gas liquids revenues, for the three months ended September 30, 2015 decreased $1.7 million compared with the three months ended September 30, 2014 due to decreased oil, natural gas and natural gas liquids revenues. Production taxes for the three months ended September 30, 2015 were $0.10 per Mcfe compared with $0.19 per Mcfe for the three months ended September 30, 2014.

Depreciation, depletion and amortization (“DD&A”) for the three months ended September 30, 2015 decreased $2.2 million compared with the three months ended September 30, 2014 as the result of a $3.4 million decrease from lower production offset by an increase of $1.1 million from a higher DD&A rate. The higher average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates. DD&A for the three months ended September 30, 2015 was $1.66 per Mcfe compared with $1.59 per Mcfe for the three months ended September 30, 2014.

 General and administrative expenses for the three months ended September 30, 2015 totaled $8.6 million, a decrease of $1.1 million compared with the three months ended September 30, 2014. This decrease is the result of $1.9 million of lower equity compensation costs offset by $0.5 million of due diligence costs related to our October 2015 acquisitions and $0.3 million of higher fees paid to EnerVest under the omnibus agreement. General and administrative expenses were $0.61 per Mcfe in the three months ended September 30, 2015 compared with $0.60 per Mcfe in the three months ended September 30, 2014.

In the three months ended September 30, 2015, we incurred impairment charges of $15.8 million. Of this amount, $15.2 million related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of our estimated reserves, appropriate risk–adjusted discount rates and other relevant data. The remainder of the impairment charges consisted of $0.6 million of leasehold impairments related to a change in our development plans for acreage in the Utica Shale. In the three months ended September 30, 2014, we incurred impairment charges of $0.9 million, all of which were related to leasehold impairment charges.

Gain (loss) on derivatives, net was $37.0 million for the three months ended September 30, 2015 compared with $37.5 million for the three months ended September 30, 2014. This change was attributable to changes in future oil and natural gas prices. The 12 month forward price at September 30, 2015 for oil averaged $48.71 per Bbl compared with $61.99 at June 30, 2015, and the 12 month forward prices at September 30, 2015 for natural gas averaged $2.82 per MmBtu compared with $3.13 at June 30, 2015. The 12 month forward price at September 30, 2014 for oil averaged $87.16 per Bbl compared with $97.49 per Bbl at June 30, 2014, and the 12 month forward price at September 30, 2014 for natural gas averaged $3.92 per MmBtu compared with $4.07 at June 30, 2014.

Interest expense for the three months ended September 30, 2015 decreased $2.6 million compared with the three months ended September 30, 2014 due to $14.2 million from a lower weighted average long–term debt balance offset by $10.2 million from a higher weighted effective average interest rate and $1.4 million from a decrease in capitalized interest.

Income from discontinued operations for the three months ended September 30, 2015 decreased $6.3 million compared with the three months ended September 30, 2014 as we no longer operate in the midstream segment.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Net income for the nine months ended September 30, 2015 was $92.6 million compared with $27.3 million for the nine months ended September 30, 2014. The significant factors in this change were (i) a $244.3 million increase in income from discontinued operations; (ii) a $54.7 million favorable change in gain (loss) on derivatives, net; and (iii) a $25.5 million decrease in operating costs and expenses (excluding impairment of oil and natural gas properties); offset by (iv) a $120.0 million increase in impairment of oil and natural gas properties and (v) a $137.9 million decrease in oil, natural gas and natural gas liquids revenues.

Oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2015 totaled $127.7 million, a decrease of $137.9 million compared with the nine months ended September 30, 2014. This was the result of decreases of $126.8 million related to lower prices for oil, natural gas and natural gas liquids and $11.1 million related to decreased oil and natural gas production as a result of our decreased capital spending program.

Lease operating expenses for the nine months ended September 30, 2015 decreased $8.2 million compared with the nine months ended September 30, 2014 as the result of $5.2 million related to our decreased production and $3.0 million from a lower unit cost per Mcfe. The lower unit cost per Mcfe reflects the downward trend in operating costs throughout the oil and natural gas industry. Lease operating expenses per Mcfe were $1.57 in the nine months ended September 30, 2015 compared with $1.63 in the nine months ended September 30, 2014.

Production taxes for the nine months ended September 30, 2015 decreased $4.8 million compared with the nine months ended September 30, 2014 due to lower oil, natural gas and natural gas liquids revenues. Production taxes for the nine months ended September 30, 2015 were $0.11 per Mcfe compared with $0.20 per Mcfe for the nine months ended September 30, 2014.

DD&A for the nine months ended September 30, 2015 decreased $2.2 million compared with the nine months ended September 30, 2014 due to $5.6 million from lower production offset by $3.4 million from a higher average DD&A rate per Mcfe. The higher average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates. DD&A for the nine months ended September 30, 2015 was $1.68 per Mcfe compared with $1.61 per Mcfe for the nine months ended September 30, 2014.

General and administrative expenses for the nine months ended September 30, 2015 totaled $29.0 million, a decrease of $5.8 million compared with the nine months ended September 30, 2014. This decrease is primarily the result of (i) $5.5 million of lower equity compensation costs; (ii) $0.9 million of decreased compensation costs related to the vesting of our phantom units issued under our equity based compensation plan; and (iii) $1.0 million of costs incurred in the nine months ended September 30, 2014 related to the departure of a former officer; offset by (iv) $0.8 million of higher fees paid to EnerVest under the omnibus agreement and (v) $0.5 million of due diligence costs related to our October 2015 acquisitions. General and administrative expenses were $0.66 per Mcfe in the nine months ended September 30, 2015 compared with $0.73 per Mcfe in the nine months ended September 30, 2014.

In the nine months ended September 30, 2015, we incurred impairment charges of $122.2 million. Of this amount, $73.3 million related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of our estimated reserves, appropriate risk–adjusted discount rates and other relevant data. The remainder of the impairment charges consisted of $48.9 million of leasehold impairments, of which $48.4 million related to a change in our development plans for acreage in the Utica Shale. In the nine months ended September 30, 2014, we incurred impairment charges of $2.3 million, of which $0.2 million related to a charge to write down assets held for sale to their fair value and $2.1 million related to leasehold impairment charges.

Gain (loss) on derivatives, net was $51.4 million for the nine months ended September 30, 2015 compared with $(3.3) million for the nine months ended September 30, 2014. This change was attributable to changes in future oil and natural gas prices. The 12 month forward price at September 30, 2015 for oil averaged $48.71 per Bbl compared with $56.46 at December 31, 2014, and the 12 month forward prices at September 30, 2015 for natural gas averaged $2.82 per MmBtu compared with $3.03 at December 31, 2014. The 12 month forward price at September 30, 2014 for oil averaged $87.16 per Bbl compared with $95.66 per Bbl at December 31, 2013, and the 12 month forward price at September 30, 2014 for natural gas averaged $3.92 per MmBtu compared with $4.19 at December 31, 2013.

Interest expense for the nine months ended September 30, 2015 increased $0.1 million compared with the nine months ended September 30, 2014 due to $7.4 million from a higher weighted effective average interest rate and $5.7 million from a decrease in capitalized interest offset by $13.0 million from a lower weighted average long–term debt balance.

Income from discontinued operations for the nine months ended September 30, 2015 increased $244.3 million compared with the nine months ended September 30, 2014. The significant factor in the increase was the $246.7 million gain recognized on the sale of our interest in UEO.

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

In the nine months ended September 30, 2015, prices for oil, natural gas and natural gas liquids continue to remain low by historical standards. A prolonged low price environment could adversely affect, among other things, our revenues, earnings, liquidity and reserves. In response to these continued lower prices, we have taken a number of actions to preserve our liquidity and financial flexibility, including:

•	amending our credit facility in February 2015 to include, among other things, an extension of the facility to February 2020;

•	divesting our 21% interest in UEO in June 2015 for net proceeds of $572.2 million and using these net proceeds to repay amounts outstanding under our credit facility and to fund future activities, including acquisitions of oil and natural gas properties;

•	using the $33.8 million of proceeds from the sale of certain oil and natural gas properties that we deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code that were returned to us in April 2015 to repay amounts outstanding under our credit facility;

•	reducing the amount of capital spending we expect to dedicate to the development of our proved undeveloped reserves by approximately 40% in 2015; and

•	actively seeking alternative sources of capital to develop our proved undeveloped and probable reserves, including farmouts, production payments and joint ventures.

In October 2015, we also amended our credit facility to, among other things, increase the borrowing base to $625.0 million and amend our debt to EBITDAX ratio covenants as follows:

•	ratio of senior secured debt to EBITDAX of no greater than 3.0 to 1.0 through the quarter ending December 31, 2016;

•	ratio of total debt to EBITDAX of no greater than 5.50 to 1.0 through the quarters ending March 31, 2017 and June 30, 2017;

•	ratio of total debt to EBITDAX of no greater than 5.25 to 1.0 through the quarters ending September 30, 2017 and December 31, 2017; and

•	ratio of total debt to EBITDAX of no greater than 4.25 to 1.0 for the quarter ending March 31, 2018 and thereafter.

Long–term Debt

As of September 30, 2015, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of September 30, 2015, the borrowing base was $500.0 million, and we had no amounts outstanding. In October 2015, the borrowing base under the facility was increased to $625.0 million.

As of September 30, 2015, we have $500.0 million in aggregate principal amount outstanding of 8.0% senior notes due 2019. As of September 30, 2015, the aggregate carrying amount of the senior notes due 2019 was $499.5 million. We may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein.

Cash and Short–term Investments

At September 30, 2015, we had $39.9 million of cash and short–term investments, which included $32.7 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with a major financial institution.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of September 30, 2015, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Nine Months Ended
	September 30,
	2015	2014
Operating activities	$118,825	$117,169
Investing activities	522,828	(173,640)
Financing activities	(610,047)	55,977

Operating Activities

Cash flows from operating activities provided $118.8 million and $117.2 million in the nine months ended September 30, 2015 and 2014, respectively. The significant factors in the change were a $137.9 million decrease in our oil, natural gas and natural gas liquids revenues and a decrease in working capital, primarily related to lower accounts receivable as a result of decreased oil, natural gas and natural gas liquids prices at September 30, 2015 compared with September 30, 2014, offset by $106.5 million of increased cash settlements from our matured derivative contracts. The increased cash settlements are due to the impact of derivative contracts with less favorable terms that expired as of December 31, 2014.

Investing Activities

During the nine months ended September 30, 2015, cash flows used in investing activities from continuing operations totaled $49.3 million. This consisted of $58.7 million for additions to our oil and natural gas properties and $25.9 million related to a deposit on our October 2015 acquisition offset by $33.8 million from the release of cash deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code and $1.4 million in proceeds from the sales of oil and natural gas properties. Net cash flows provided by investing activities from discontinued operations of $572.2 million consisted of the proceeds from the sale of our interest in UEO.

During the nine months ended September 30, 2014, cash flows used in investing activities from continuing operations totaled $68.4 million. This consisted of $73.4 million for additions to our oil and natural gas properties offset by $7.4 million in proceeds from the sales of oil and natural gas properties. Net cash flows used in investing activities from discontinued operations of $105.2 million consisted of increases to our investment in unconsolidated affiliates.

Financing Activities

During the nine months ended September 30, 2015, we repaid $561.0 million of borrowings under our credit facility with proceeds from the sale of our investment in UEO and the release of our restricted cash. We also received $30.0 million from borrowings under our credit facility, incurred loan costs of $3.4 million related to the amendments of our credit facility and paid distributions of $75.7 million to holders of our common units, phantom units and our general partner. During the nine months ended September 30, 2014, we received $172.0 million from borrowings under our credit facility and paid distributions of $116.2 million to holders of our common units, phantom units and our general partner.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil, natural gas and natural gas liquids production through December 2017. As of September 30, 2015, we have commodity contracts covering approximately 64% of our production attributable to our estimated net proved reserves from October 2015 through December 2017, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Subsequent to September 30, 2015, as a result of our October 2015 acquisitions, we now have commodity contracts covering approximately 50% of our production from October 2015 through December 2017. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at September 30, 2015 was a net asset of $86.7 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $22.8 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility also exposes us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in interest rates. If interest rates on our facility increased by 1%, interest expense for the nine months ended September 30, 2015 would have increased by approximately $2.4 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

+10.1	Stock Purchase Agreement, dated as of September 2, 2015, among Capital C Energy Operations, LP, CGAS Properties, L.P. and Belden & Blake Corporation.

+10.2	Membership Interest Purchase Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund XI–A, L.P., EnerVest Energy Institutional Fund XI–WI, L.P., EV Properties, L.P. and EnerVest Mesa, LLC.

+10.3	Purchase and Sale Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund X–A, L.P., EnerVest Energy Institutional Fund X–WI, L.P. and EV Properties, L.P.

+10.4	Purchase and Sale Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund XI–A, L.P., EnerVest Energy Institutional Fund XI–WI, L.P. and CGAS Properties, L.P.

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: November 6, 2015	By:	/s/ NICHOLAS BOBROWSKI
Nicholas Bobrowski
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

+10.1	Stock Purchase Agreement, dated as of September 2, 2015, among Capital C Energy Operations, LP, CGAS Properties, L.P. and Belden & Blake Corporation.

+10.2	Membership Interest Purchase Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund XI–A, L.P., EnerVest Energy Institutional Fund XI–WI, L.P., EV Properties, L.P. and EnerVest Mesa, LLC.

+10.3	Purchase and Sale Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund X–A, L.P., EnerVest Energy Institutional Fund X–WI, L.P. and EV Properties, L.P.

+10.4	Purchase and Sale Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund XI–A, L.P., EnerVest Energy Institutional Fund XI–WI, L.P. and CGAS Properties, L.P.

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+ Filed herewith

