Form 10-K
period 2015-12-31
EV Energy Partners, LP
filed 2016-02-29
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

YES ☐ NO ☑

The aggregate market value of the common units held by non–affiliates at June 30, 2015 based on the closing price on the NASDAQ Global Market on June 30, 2015 was $503,090,238.

As of February 12, 2016, the registrant had 49,055,214 common units outstanding.

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

Tcfe. One trillion cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

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

With the sale of our interest in Cardinal Gas Services, LLC (“Cardinal”) in October 2014 and the sale of our interest in Utica East Ohio Midstream LLC (“UEO”) in June 2015, we no longer operate in the midstream segment. We now operate in one reportable segment engaged in the acquisition, development and production of oil and natural gas properties and all of our operations are located in the United States.

As of December 31, 2015, our oil and natural gas properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the San Juan Basin, Michigan, Central Texas (which includes the Austin Chalk area), the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Monroe Field in Northern Louisiana and the Permian Basin.

Oil, natural gas and natural gas liquids reserve information is derived from our reserve reports prepared by Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”) and Wright & Company, Inc. (“Wright”), our independent reserve engineers. All of our proved reserves are located in the United States. The following table summarizes information about our proved reserves by geographic region as of December 31, 2015:

	Estimated Net Proved Reserves
			Natural Gas
	Oil	Natural Gas	Liquids		PV10 (1)
	(MMBbls)	(Bcf)	(MMBbls)	Bcfe	($ in millions)

Barnett Shale	0.5	356.5	22.9	497.0	$193.6
Appalachian Basin	15.0	106.1	0.6	199.5	143.3
San Juan Basin	1.0	99.7	6.2	143.1	49.4
Michigan	-	84.1	0.6	87.9	38.7
Central Texas	3.5	28.0	3.4	69.1	68.6
Mid–Continent area	1.6	27.6	0.6	40.8	30.9
Monroe Field	-	36.1	-	36.1	0.9
Permian Basin	0.4	8.9	2.0	23.2	14.5
Total	22.0	747.0	36.3	1,096.7	$539.9

_____________

(1)	At December 31, 2015, our standardized measure of discounted future net cash flows was $536.4 million. Because we are a limited partnership, we made no provision for federal income taxes in the calculation of standardized measure; however, we made a provision for future obligations under the Texas gross margin tax. The present value of future net pre–tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum (“PV–10”), is a computation of the standardized measure of discounted future net cash flows on a pre–tax basis. PV–10 is computed on the same basis as standardized measure but does not include a provision for federal income taxes or the Texas gross margin tax. PV–10 is considered a non–GAAP financial measure under the regulations of the Securities and Exchange Commission (the “SEC”). We believe PV–10 to be an important measure for evaluating the relative significance of our oil and natural gas properties. We further believe investors and creditors may utilize our PV–10 as a basis for comparison of the relative size and value of our reserves to other companies. PV–10, however, is not a substitute for the standardized measure. Our PV–10 measure and the standardized measure do not purport to present the fair value of our reserves.

The table below provides a reconciliation of PV–10 to the standardized measure at December 31, 2015 (dollars in millions):

PV–10	$539.9
Future Texas gross margin taxes, discounted at 10%	(3.5)
Standardized measure	$536.4

Current Developments

Oil, natural gas and natural gas liquids prices are determined by many factors that are outside of our control. Historically, these prices have been volatile, and we expect them to remain volatile. In late 2014, prices for oil, natural gas and natural gas liquids declined precipitously, and prices remained low through December 2015 and into 2016.

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

In 2015, these low prices negatively affected our revenues, earnings and cash flows, and sustained low prices for oil, natural gas and natural gas liquids could have a material adverse effect on our liquidity. A further or extended decline in prices could also adversely have a significant impact on the value and quantities of our reserves, assuming no other changes in our development plans.

In response to continued lower prices, we took a number of actions to preserve our liquidity and financial flexibility, including:

•	divested our 21% interest in UEO in June 2015 for net proceeds of $572.2 million and used these net proceeds along with $33.8 million of proceeds from the sale of certain oil and natural gas properties that we deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code that were returned to us in April 2015 to repay amounts outstanding under our credit facility and to fund the acquisitions of oil and natural gas properties in October 2015;

•	acquired long–life producing oil and natural gas properties in the Appalachian Basin, San Juan Basin, Michigan and Austin Chalk in October 2015 from certain institutional partnerships managed by EnerVest for a combined cash consideration of $259.0 million;

•	repurchased $74.0 million of our outstanding senior notes due 2019 for $50.0 million;

•	reduced the amount of capital spending we dedicated to the development of our reserves by approximately 50%;

•	continued to focus on reducing operating and capital costs;

•	reevaluated our common unit distribution policy and, in February 2015, announced a reduction in the quarterly distribution amount from $0.774 to $0.50 per unit;

•	amended our credit facility to, among other things, extend the maturity to February 2020, increase the borrowing base to $625.0 million, which we believe will be reduced at our next redetermination, and ease the leverage covenants until 2018; and

•	converted Belden & Blake Corporation (“Belden”), which was acquired in our October 2015 acquisitions of long–life producing oil and natural gas properties, from a corporation to a single member limited liability company, resulting in an $11.7 million liability for federal and state income taxes based on the fair value of Belden at the date of conversion but minimizing our future federal and state income tax exposures.

As a result of the steps above, as of December 31, 2015, we have over $380.0 million of liquidity between our borrowing base capacity and cash on hand. However, given current forward oil and natural gas prices and the fact that we have less production hedged at lower prices beginning in 2016 relative to previous years, we have taken additional steps going forward into 2016 to continue to preserve our liquidity and financial flexibility. These steps include:

•	focus on managing and enhancing our base business through continued reductions in operating and capital costs;

•	maintain a sufficient liquidity position to manage through the current environment, which includes continuing to assess the appropriate distribution levels every quarter;

•	continue to evaluate strategic acquisitions of long–life, producing oil and natural gas properties; and

•	further realize the value of our undeveloped acreage through either alternative sources of capital, including farmouts, production payments and joint ventures, or potential monetization of acreage.

In January 2016, we announced a cash distribution attributable to the fourth quarter of 2015 of $0.075 per unit for all of our outstanding units. This distribution represents a $0.425 per unit reduction from the prior quarterly distribution.

Long–Term Business Strategy

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

We seek to maintain an inventory of drilling and development projects to maintain and grow our production from our capital development program. EnerVest operates properties representing approximately 93% of our estimated net proved reserves as of December 31, 2015. Our development program is focused on lower–risk, repeatable drilling opportunities to maintain and grow cash flow.

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

Since our initial public offering in 2006, we have financed approximately 52% of our $2.3 billion of acquisitions with free cash flow and the issuance of common units in public and private offerings. We seek to maintain sufficient liquidity not only for our operating positions but also to maintain flexibility in financing our acquisitions.

•	Pursue alternatives to further realize value of our undeveloped acreage

We continue to pursue alternatives to further realize value of our undeveloped acreage, and we cannot at this time predict the type of transaction or transactions into which we may enter. We may not be successful in our efforts or it may take longer to complete a transaction than we expect.

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

Our acquisition efforts may involve our participation in auction processes, as well as situations in which we are the only party or one of a very limited number of potential buyers in negotiations with the potential seller. We finance acquisitions with a combination of cash flow from operations, borrowings under our credit facility and funds from equity and debt offerings. We also acquire interests in properties alongside the institutional partnerships managed by EnerVest, which has allowed us to participate in much larger acquisitions than would otherwise be available to us, and directly from institutional partnerships managed by EnerVest.

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

Our properties are located in eight producing basins with an average reserve life of 15.4 years as of December 31, 2015. The majority of our properties have been producing for many years, resulting in predictable decline rates.

•	Significant inventory of low–risk development opportunities

We have a significant inventory of development projects in our core areas of operation. At December 31, 2015, we had 3,183 identified gross drilling locations, of which approximately 319 were proved undeveloped drilling locations and the remainder were unproved drilling locations. In 2015, we drilled a total of 62 gross (14.6 net) development wells with a 100% gross success rate. Our development program is focused on lower risk drilling opportunities to maintain and increase production.

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

EnerVest’s principal business is to act as general partner or manager of EnerVest partnerships, formed to acquire, explore, develop and produce oil and natural gas properties. A primary investment objective of the EnerVest partnerships is to make periodic cash distributions. EnerVest was formed in 1992, and is one of the 25 largest oil and natural gas companies in the United States, with more than 40,000 wells across 15 states, 6.5 million acres under lease and 5.0 Tcfe of proved reserves under management.

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

EnerVest currently operates oil and natural gas properties representing 93% of our proved oil and gas reserves as of December 31, 2015. The EnerVest partnerships own interests in oil and gas properties in which we own interests. The properties are primarily located in the Barnett Shale, Central Texas and the Appalachian Basin, and these properties represent approximately 52% of our net proved reserves at December 31, 2015. The investment strategy of the EnerVest partnerships is to typically divest their properties in three to five years, while our strategy contemplates holding such properties for a longer term. If the EnerVest partnerships were to sell their interests in these properties to an entity not affiliated with EnerVest, we may not have a sufficient working interest to cause EnerVest to remain operator of the property. The EnerVest partnerships are under no obligation to us with respect to their sale of the properties they own.

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

Oil and Natural Gas Producing Activities

At December 31, 2015, our oil and natural gas properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the San Juan Basin, Michigan, Central Texas (which includes the Austin Chalk area), the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Monroe Field in Northern Louisiana and the Permian Basin.

Barnett Shale

Our properties are primarily located in Denton, Montague, Parker, Tarrant and Wise counties in Northern Texas. Our estimated net proved reserves as of December 31, 2015 were 497.0 Bcfe, 72% of which is natural gas. During 2015, we drilled 42 gross wells in the Barnett Shale, all of which were successfully completed. EnerVest operates wells representing 98% of our estimated net proved reserves in this area, and we own an average 27% working interest in 1,566 gross productive wells.

Appalachian Basin (including the Utica Shale)

Our activities are concentrated in the Ohio and West Virginia areas of the Appalachian Basin. Our Ohio area properties are producing primarily from the Knox and Clinton formations and other Devonian age sands in 40 counties in Eastern Ohio and 8 counties in Western Pennsylvania. Our West Virginia area properties are producing primarily from the Balltown, Benson and Big Injun formations in 22 counties in North Central West Virginia. Our estimated net proved reserves as of December 31, 2015 were 199.5 Bcfe, 53% of which is natural gas. During 2015, we drilled 11 gross wells in the Appalachian Basin, all of which were successfully completed. EnerVest operates wells representing 89% of our estimated net proved reserves in this area, and we own an average 71% working interest in 11,151 gross productive wells. Of the wells we drilled in the Appalachian Basin area in 2015, seven gross wells were drilled in the Utica Shale, and our estimated net proved reserves in this area were 11.2 Bcfe as of December 31, 2015.

San Juan Basin

Our properties are primarily located in Rio Arriba County, New Mexico and La Plata County in Colorado. Our estimated net proved reserves as of December 31, 2015 were 143.1 Bcfe, 70% of which is natural gas. During 2015, we did not drill any wells in the San Juan Basin. EnerVest operates wells representing 96% of our estimated net proved reserves in this area, and we own an average 80% working interest in 510 gross productive wells.

Michigan

Our properties are located in the Antrim Shale reservoir in Otsego and Montmorency counties in northern Michigan. Our estimated net proved reserves as of December 31, 2015 were 87.9 Bcfe, 96% of which is natural gas. During 2015, we did not drill any wells in Michigan. EnerVest operates wells representing 99% of our estimated net proved reserves in this area, and we own an average 60% working interest in 1,535 gross productive wells.

Central Texas

Our properties produce primarily from the Austin Chalk formation and are located in 16 counties in Central Texas. Our portion of the estimated net proved reserves as of December 31, 2015 was 69.1 Bcfe, 40% of which is natural gas. During 2015, we drilled three gross wells in Central Texas, all of which were successfully completed. EnerVest operates wells representing 95% of our estimated net proved reserves in this area, and we own an average 19% working interest in 1,579 gross productive wells.

Mid–Continent Area

Our properties are primarily located in 43 counties in Oklahoma, 22 counties in Texas, four parishes in North Louisiana, two counties in Kansas and six counties in Arkansas. Our estimated net proved reserves as of December 31, 2015 were 40.8 Bcfe, 68% of which is natural gas. During 2015, we drilled six gross wells in the Mid-Continent area, all of which were successfully completed. EnerVest operates wells representing 10% of our estimated net proved reserves in this area, and we own an average 14% working interest in 1,726 gross productive wells.

Monroe Field

Our properties are primarily located in two parishes in Northeast Louisiana. Our estimated net proved reserves as of December 31, 2015 were 36.1 Bcfe, 100% of which is natural gas. During 2015, we did not drill any wells in the Monroe Field. EnerVest operates wells representing 100% of our estimated net proved reserves in this area, and we own an average 99% working interest in 3,895 gross productive wells.

Permian Basin

Our properties are primarily located in the Yates, Seven Rivers, Queen, Morrow, Clear Fork and Wichita Albany formations in four counties in New Mexico and Texas. Our estimated net proved reserves as of December 31, 2015 were 23.2 Bcfe, 38% of which is natural gas. During 2015, we did not drill any wells in the Permian Basin. EnerVest operates wells representing 98% of our estimated net proved reserves in this area, and we own an average 96% working interest in 136 gross productive wells.

Our Oil, Natural Gas and Natural Gas Liquids Data

Our Reserves

The following table presents our estimated net proved reserves at December 31, 2015:

	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe
Proved reserves:
Developed	13.9	645.0	30.1	909.0
Undeveloped	8.1	102.0	6.2	187.7
Total	22.0	747.0	36.3	1,096.7

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

Our Proved Undeveloped Reserves

We annually review all PUDs to ensure an appropriate plan for development exists. As of December 31, 2015, none of our PUDs have remained part of our PUD inventory for more than five years following the date they were initially classified as PUDs, except for 3.4% of our PUDs that require sidetracks of existing producing wells, in which case the development will occur when existing production ceases. We plan to convert our PUDs as of December 31, 2015 to proved developed reserves within five years of the date they were included as part of our PUD inventory of drilling locations, except for the sidetracks mentioned above, by drilling 11 gross wells at a total estimated capital cost of $4.1 million.

At December 31, 2015, we had 187.7 Bcfe of PUDs compared with 157.5 Bcfe of PUDs at December 31, 2014. The following table describes the changes in our PUDs during 2015:

Bcfe
PUDs as of December 31, 2014	157.5
Revisions of previous estimates	(79.7)
Purchases of minerals in place	44.9
Extensions and discoveries	79.7
Converted to proved developed reserves	(14.7)
PUDs as of December 31, 2015	187.7

The following describes the material changes to our PUDs during 2015:

Revisions of previous estimates. The annual review of our PUDs for 2015 resulted in a negative revision of 79.7 Bcfe. This change from prior estimates results from the decrease in prices for oil, natural gas and natural gas liquids used in our December 31, 2015 reserve estimates from prices used in our December 31, 2014 reserve estimates.

Purchases of minerals in place. In October 2015, we acquired oil and natural gas properties in the Appalachian Basin, Michigan, the Austin Chalk and the San Juan Basin. Of the 44.9 Bcfe of PUD’s acquired in 2015, 35.5 Bcfe was located in the Appalachian Basin and 9.4 Bcfe were located in the Austin Chalk. We plan to drill these new PUDs within five years of January 1, 2016.

Extensions and discoveries. As we drill wells on our leases, reserves attributable to wells adjacent to the newly drilled wells may be added as extensions and discoveries to the PUD category. Extensions and discoveries were primarily due to increases in PUDs associated with our successful drilling activity in 2015 in the Barnett Shale, the Appalachian Basin and Central Texas. PUD additions in the Barnett Shale, the Appalachian Basin and Central Texas totaled 56.0 Bcfe, 13.6 Bcfe and 9.1 Bcfe, respectively. We plan to drill these new PUDs within five years of January 1, 2016.

Converted to proved developed reserves. In 2015, we developed approximately 9.4% of our PUD volume and 6.0% of our PUD locations booked as of December 31, 2014 through the drilling of 18 gross (4.8 net) development wells. Of these reserves and wells, 14.5 Bcfe of reserves and 16 gross wells were located in the Barnett Shale, with the remainder located in Central Texas and the Mid–Continent area.

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

Our controls over reserve estimates included retaining Cawley Gillespie and Wright as our independent petroleum engineers. We provided information about our oil and natural gas properties, including production profiles, prices and costs, to Cawley Gillespie and Wright and they prepared their own estimates of 88% and 12%, respectively, of our reserves attributable to our properties. All of the information regarding reserves in this annual report on Form 10–K is derived from the reports of Cawley Gillespie and Wright, which are included as exhibits to this annual report on Form 10–K.

The principal engineer at Cawley Gillespie responsible for preparing our reserve estimates is W. Todd Brooker, a Senior Vice President and Principal with Cawley Gillespie. Mr. Brooker is a licensed professional engineer in the state of Texas (license #83462) with over 20 years of experience in petroleum engineering. The principal engineer at Wright responsible for preparing our reserve estimates is D. Randall Wright, the President of Wright. Mr. Wright is a licensed professional engineer in the state of Texas (license #43291) with over 38 years of experience in petroleum engineering.

We and EnerVest maintain an internal staff of petroleum engineers, geoscience professionals and petroleum landmen who work closely with Cawley Gillespie and Wright to ensure the integrity, accuracy and timeliness of data furnished to Cawley Gillespie and Wright in their reserves estimation process. Our Vice President of Acquisitions and Engineering reviews and approves the reserve information compiled by our internal staff. Our technical team meets regularly with representatives of Cawley Gillespie and Wright to review properties and discuss the methods and assumptions used by Cawley Gillespie and Wright in their preparation of the year end reserves estimates. Our technical team and Vice President of Acquisitions and Engineering also meet regularly to review the methods and assumptions used by Cawley Gillespie and Wright in their preparation of the year end reserves estimates.

The audit committee of our board of directors meets with management, including the Vice President of Acquisitions and Engineering, to discuss matters and policies related to our reserves.

Our Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2015. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have a working interest, regardless of our percentage interest. A net well is not a physical well, but is a concept that reflects the actual total working interest we hold in a given well. We compute the number of net wells we own by totaling the percentage interests we hold in all our gross wells. Operated wells are the wells operated by EnerVest in which we own an interest.

Our wells may produce both oil and natural gas. We classify a well as an oil well if the net equivalent production of oil was greater than natural gas for the well.

	Gross Wells			Net Wells
		Natural			Natural
	Oil	Gas	Total	Oil	Gas	Total
Barnett Shale:
Operated	16	1,410	1,426	6	410	416
Non–operated	12	128	140	1	10	11
Appalachian Basin:
Operated	1,784	8,463	10,247	1,668	6,006	7,674
Non–operated	112	792	904	38	232	270
San Juan Basin:
Operated	20	418	438	20	377	397
Non–operated	21	51	72	2	7	9
Michigan:
Operated	1	1,226	1,227	1	906	907
Non–operated	22	286	308	1	20	21
Central Texas:
Operated	614	662	1,276	156	123	279
Non–operated	21	282	303	1	19	20
Mid–Continent area:
Operated	29	85	114	17	54	71
Non–operated	707	905	1,612	56	111	167
Monroe Field:
Operated	-	3,895	3,895	-	3,874	3,874
Non–operated	-	-	-	-	-	-
Permian Basin:
Operated	1	132	133	1	129	130
Non–operated	3	-	3	1	-	1
Total (1)	3,363	18,735	22,098	1,969	12,278	14,247

_____________

(1)	In addition, we own small royalty interests in over 1,000 wells.

Our Developed and Undeveloped Acreage

The following table sets forth information relating to our leasehold acreage as of December 31, 2015:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Barnett Shale	155,752	40,750	14,837	3,353
Appalachian Basin	2,747,094	565,733	1,902,083	345,015
San Juan Basin	167,304	74,433	51,228	34,341
Michigan	102,356	65,909	5,059	1,514
Central Texas	861,288	111,319	14,250	2,549
Mid–Continent area	399,003	61,383	10,395	540
Monroe Field (1)	6,147	6,147	171,375	146,695
Permian Basin	11,416	10,868	520	385
Total	4,450,360	936,542	2,169,747	534,392

_____________

(1)	There are no spacing requirements on substantially all of the wells on our Monroe Field properties; therefore, one developed acre is assigned to each productive well for which there is no spacing unit assigned.

Substantially all of our acreage is held by production, which means that as long as our wells on the acreage continue to produce, we will continue to hold the leases. The acreage in which we hold interests that are not held by production are not significant to our overall undeveloped acreage.

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

Production by Field

The following table sets forth our production for 2015, 2014 and 2013 from the Barnett Shale and the Appalachian Basin, which are the only fields for which our estimated net proved reserves at December 31, 2015 attributable to the field represented 15% or more of our total estimated net proved reserves at December 31, 2015:

	Year Ended December 31,
	2015			2014			2013
			Natural			Natural			Natural
		Natural	Gas		Natural	Gas		Natural	Gas
	Oil	Gas	Liquids	Oil	Gas	Liquids	Oil	Gas	Liquids
	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)

Barnett Shale	65	22,249	1,593	100	22,569	1,642	100	20,083	1,472
Appalachian Basin	420	7,553	43	332	7,254	32	320	7,454	10

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

The following table summarizes our approximate gross and net interest in development wells completed by us during 2015, 2014 and 2013, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2015	2014	2013
Gross wells:
Productive	62.0	186.0	170.0
Dry	-	2.0	4.0
Total	62.0	188.0	174.0
Net wells:
Productive	14.6	38.6	32.4
Dry	-	0.2	1.4
Total	14.6	38.8	33.8

As of December 31, 2015, we were participating in the drilling of 12 gross (2.9 net) development wells.

We drilled three gross (1.7 net) exploratory wells in 2015, all of which were successfully completed as producers. We drilled six gross (2.7 net) exploratory wells in 2014, four of which were successfully completed as producers. We drilled 10 gross (3.6 net) exploratory wells in 2013, six of which were successfully completed as producers.

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

In 2015, Energy Transfer Partners, L.P. and EnLink Midstream Partners, L.P. accounted for 17.1% and 10.8%, respectively, of our consolidated oil, natural gas and natural gas liquids revenues. In 2014 and 2013, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

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

 These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on our operating costs. In general, the oil and natural gas industry has recently been the subject of increased legislation and regulatory attention with respect to environmental matters. The US Environmental Protection Agency (the “EPA”) has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for 2014 to 2016, and has solicited comments on continuing this initiative for fiscal years 2017 and 2018.

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

Safe Drinking Water Act and Hydraulic Fracturing

Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing activities are typically regulated by state oil and gas commissions but not at the federal level, as the federal Safe Drinking Water Act expressly excludes regulation of these fracturing activities (except for fracturing activities involving the use of diesel). Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, there have been recent developments at the federal, state, regional and local levels that could result in regulation of hydraulic fracturing becoming more stringent and costly. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities and released a draft report in 2015. This report could result in additional regulatory scrutiny that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and business.

Legislation was introduced in prior sessions of Congress to provide for federal regulation of hydraulic fracturing by eliminating the current exemption in the Safe Drinking Water Act, and, further, to require disclosure of the chemicals used in the fracturing process, and similar legislation could be introduced in future Congressional sessions. Also, some states and local or regional regulatory bodies have adopted, or are considering adopting, regulations that could restrict or ban hydraulic fracturing in certain circumstances or that require disclosure of chemical in the fracturing fluids. For example, New York has imposed a ban on hydraulic fracturing. Further, Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed, and Wyoming has adopted legislation requiring drilling operators conducting hydraulic fracturing activities in that state to publicly disclose the chemicals used in the fracturing process. States have also considered or adopted other restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. Further, the EPA has published guidance on hydraulic fracturing using diesel and has announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. The Bureau of Land Management (the “BLM”) finalized regulations for hydraulic fracturing activities on federal lands. Among other things, the BLM rules impose new requirements to validate the protection of groundwater, disclosure of chemicals used in hydraulic fracturing and higher standards for the interim storage of recovered waste fluids from hydraulic fracturing. This rule is the subject of legal challenges and a federal district court in Wyoming has issued a preliminary injunction temporarily delaying implementation of the BLM rule. Further, in 2015, the EPA proposed wastewater pretreatment standards for discharges of wastewater pollutants from onshore unconventional oil and natural gas extraction facilities to publicly-owned treatment works.

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

In 2015, the EPA proposed new rules limiting methane emissions from the oil and natural gas industry.  The proposed rules, if adopted, would amend the air emissions rules for the oil and natural gas sources and natural gas processing and transmission sources to include new standards for methane.  If adopted or enacted, additional regulations on our air emissions are likely to result in increased compliance costs and additional operating restrictions on our business. Simultaneously with the proposal of the methane rules, the EPA released a proposal soliciting comments on two alternatives for aggregating multiple surface sites into a single–source of air quality permitting purposes.  Depending upon the alternative selected by the EPA, sites which currently would not require permitting under the CAA could require permits, an outcome that could result in costs and delays to our operations; however, given the present uncertainty regarding this rule, the extent and magnitude of that impact cannot be reliably or accurately estimated.  In January 2016, BLM has proposed rules governing flaring and venting on public and tribal lands, which could require additional equipment and emissions controls as well as inspection requirements. If adopted or enacted, these additional regulations on our air emissions is likely to result in increased compliance costs and additional operating restrictions on our business.

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

In addition, the U.S. federal government has recently ended its decades–old prohibition of exports of oil produced in the lower–48 states of the U.S. It is too recent an event to determine the impact this regulatory change may have on our operations or our sales of oil.

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

Employees

EV Management, the general partner of our general partner, has seven full time employees who spend a significant amount of their time on our operations. At December 31, 2015, EnerVest, the sole member of EV Management, had approximately 1,200 full–time employees, including over 150 geologists, engineers and land professionals. To carry out our operations, EnerVest employs the people who will provide direct support to our operations. None of these employees are covered by collective bargaining agreements. We consider EV Management’s relationship with its employees to be good, and EnerVest considers its relationship with its employees to be good.

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

Assuming we maintain our current quarterly distribution of $0.075 per common unit, we will require available cash of approximately $3.9 million per quarter based on the common units and phantom units outstanding as of February 12, 2016. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at this anticipated quarterly distribution rate under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Our revenue, profitability and cash flow depend upon the prices for oil, natural gas and natural gas liquids. Prices for these commodities have been depressed recently when compared with historical prices. The prices we receive for our production are volatile and a drop in prices can significantly affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms, all of which can affect our ability to pay distributions. Changes in prices have a significant impact on the value of our reserves and on our cash flows. Prices may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil, natural gas and natural gas liquids;

•	the amount of added production from development of unconventional natural gas reserves;

•	the price and quantity of foreign imports of oil, natural gas and natural gas liquids;

•	the level of consumer product demand;

•	weather conditions;

•	the value of the U.S dollar relative to the currencies of other countries;

•	overall domestic and global economic conditions;

•	political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, conditions in South America, China and Russia, and acts of terrorism or sabotage;

•	the recent change in federal regulations removing the longstanding prohibition of the export of oil produced in the U.S.;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxation;

•	the impact of energy conservation efforts;

•	the proximity and capacity of natural gas pipelines and other transportation facilities to our production; and

•	the price and availability of alternative fuels.

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

Continued low commodity prices or further declines would have a material adverse effect on our business.

Our financial position, results of operations, access to capital and the quantities of oil and natural gas that may be economically produced would be negatively impacted if oil and natural gas prices continue to decrease or remain depressed for an extended period of time. The ways in which such price decreases could have a material negative effect include:

•	a significant decrease in the number of wells we drill on our acreage, thereby reducing our production and cash flows;

•	a reduction in cash flow, which would decrease funds available for capital expenditures employed to replace reserves and maintain or increase production;

•	a decrease in future undiscounted and discounted net cash flows from producing properties, possibly resulting in impairment expense that may be significant;

•	lower proved reserves, production and cash flow as certain reserves may no longer be economic to produce;

•	access to sources of capital, such as equity or long–term debt markets could be severely limited or unavailable; and

•	a reduction in the borrowing base on our credit facility.

Future oil and natural gas price declines may result in a write-down of our asset carrying values.

Accounting rules require us to write down, as a non–cash charge to earnings, the carrying value of our oil and natural gas properties in the event we have impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore requires a write–down. During 2015, we recorded impairment charges of approximately $136.7 million. The impairment charges during 2015 included $86.9 million related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows. We also may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred. Since December 31, 2015, commodity prices have continued to deteriorate. If commodity prices do not improve before March 31, 2016, we anticipate additional impairments of our oil and natural gas properties.

We may be limited in our ability to maintain or book additional proved undeveloped reserves under the SEC’s rules.

Our estimates of our proved reserves as of December 31, 2015 have been prepared in a manner consistent with our interpretation of the SEC rules relating to reserve estimation and disclosure requirements for oil and natural gas companies, as well as the interpretation of our independent petroleum consultants performing an audit of our reserve estimates. Included within these SEC reserve rules is a general requirement that, subject to limited exceptions, PUD’s may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional PUD’s as we pursue our drilling program. Further, if we postpone drilling of PUD’s beyond this five-year development horizon, whether in response to a continued depressed commodity price environment or otherwise, we may have to write off reserves previously recognized as PUD’s. Our long–term plans may change based on commodity prices, costs or our liquidity in a manner that would require us to reduce our proved reserve estimate in the future due to the five year development rule or otherwise.

Our identified potential drilling locations, which are part of our anticipated future drilling plans, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling and result in changes to the amount of our proved undeveloped reserves.

As of December 31, 2015, we had over 3,183 gross identified potential drilling locations on our existing acreage. As of December 31, 2015, we included reserves attributable to 319 of our gross identified potential drilling locations in our proved undeveloped reserves category. These drilling locations, including those without proved undeveloped reserves, represent a part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, inclement weather, regulatory changes and approvals, oil and natural gas prices, costs, drilling results and the availability of water. Further, our identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Future development of proved undeveloped reserves attributable to our interests in properties EnerVest does not operate will be subject to decisions of the operator which will be beyond our control.

Approximately 17% of our total estimated proved reserves as of December 31, 2015 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that we will have the financing to make the substantial capital expenditures required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that our projections of the ability to finance these future costs will be realized, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in oil, natural gas or natural gas liquids prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves. In addition, the decision of the operators to develop the proved undeveloped reserves attributable to our properties that EnerVest does not operate will be subject to the business plans and constraints of the operators of these properties, and be beyond our control.

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

We own interests in oil and natural gas properties in which partnerships managed by EnerVest also own interests, and we expect to make acquisitions of properties jointly with EverVest partnerships in the future. These properties are primarily in the Barnett Shale, Central Texas and the Appalachian Basin, and these properties represent approximately 52% of our estimated net proved reserves as of December 31, 2015. The EnerVest partnerships generally have an investment strategy to typically divest properties in three to five years, while our strategy is to hold properties for the longer term. We own less than a majority working interest in the properties in which the EnerVest partnerships also own an interest. If the EnerVest partnerships were to sell their interest in these properties to an entity not affiliated with EnerVest, our working interest would not be large enough that we could control the selection of the operator and EnerVest may lose the ability to operate the properties on our behalf. Loss of operations would mean that EnerVest would no longer control decisions regarding the development and production of those properties, and any replacement operator could make decisions regarding development or production activities that make it difficult to implement our strategy.

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

Title VII of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”) establishes federal oversight and regulation of over–the–counter (“OTC”) derivatives and requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the OTC market. Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized. In one of its rulemaking proceedings still pending under the Dodd–Frank Act, the CFTC approved on November 5, 2013, a proposed rule imposing position limits for certain futures and option contracts in various commodities (including natural gas) and for swaps that are their economic equivalents. Certain specified types of hedging transactions are exempt from these position limits, provided that such hedging transactions satisfy the CFTC’s requirements for “bona fide hedging” transactions or positions. Similarly, the CFTC has issued a proposed rule regarding the capital that a swap dealer, or major swap participant, is required to post with respect to its swap business, but has not yet issued a final rule. On January 6, 2016, the CFTC issued a final rule on margin requirements for uncleared swap transactions, which includes an exemption for commercial end–users, entering into uncleared swaps in order to hedge commercial risks affecting their business, from any requirement to post margin to secure such swap transactions. In addition, the CFTC has issued a final rule authorizing an exception for commercial end–users using swaps to hedge their commercial risks from the otherwise applicable mandatory obligation under the Dodd–Frank Act to clear all swap transactions through a registered derivatives clearing organization and to trade all such swaps on a registered exchange. The Dodd–Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations. All of the above regulations could increase the costs to us of entering into derivative contracts to hedge or mitigate our exposure to volatility in oil, natural gas and natural gas liquids prices and other commercial risks affecting our business.

While it is not possible at this time to predict when the CFTC will issue final rules applicable to position limits or capital requirements, depending on our ability to satisfy the CFTC’s requirements for the various exemptions available for a commercial end–user using swaps to hedge or mitigate its commercial risks, these rules and regulations may require us to comply with position limits and with certain clearing and trade-execution requirements in connection with our financial derivative activities The Dodd–Frank Act may require our current counterparties to post additional capital as a result of entering into uncleared derivative contracts with us, which could increase the cost to us of entering into such derivative contracts. When a final rule on capital requirements is issued, the Dodd–Frank Act may require our current swap counterparties to post additional capital as a result of entering into uncleared financial derivatives with us, which could increase our costs of future financial derivative transactions. The Dodd–Frank Act may also require our current counterparties to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties, and may cause some entities to cease their current business as hedge providers. These changes could reduce the liquidity of the financial derivatives markets thereby reducing the ability of commercial end–users to have access to derivative contracts to hedge or mitigate their exposure to volatility in oil, natural gas and natural gas liquids prices. The Dodd–Frank Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available capital for other commercial operations purposes), materially alter the terms of future swaps relative to the terms of our existing bilaterally negotiated derivative contracts, and reduce the availability of derivatives to protect against commercial risks we encounter.

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

Numerous uncertainties are inherent in estimating quantities of our reserves. Our estimates of our net proved reserve quantities are based upon reports from Cawley Gillespie and Wright, independent petroleum engineering firms used by us. The process of estimating oil, natural gas and natural gas liquids reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and these reports rely upon various assumptions, including assumptions regarding future oil, natural gas and natural gas liquids prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and natural gas liquids attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, our wells are characterized by low production rates per well. As a result, changes in future production costs assumptions could have a significant effect on our proved reserve quantities.

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

We rely on development drilling to assist in maintaining our levels of production. If our development drilling is unsuccessful, our cash available for distributions and for servicing our debt obligations and financial condition will be adversely affected.

Part of our business strategy has focused on maintaining production levels by drilling development wells. Although we were successful in development drilling in the past, we cannot assure you that we will continue to maintain production levels through development drilling, particularly in the current commodity price environment. Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to drill and complete wells. Additionally, seismic technology does not allow us to know conclusively, prior to drilling a well, that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and it is possible that we will make substantial expenditures on development drilling and not discover reserves in commercially viable quantities. These expenditures will reduce cash available for distribution to our unitholders and for servicing our debt obligations.

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

In addition, a portion of our natural gas production is processed to extract natural gas liquids at processing plants that are owned by others. If these plants were to cease operations for any reason, we would need to arrange for alternative transportation and processing facilities. These alternative facilities may not be available, which could cause us to shut–in our natural gas production, or the alternative facilities could be more expensive than the facilities we currently use.

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

Our operations are subject to complex and stringent laws and regulations, which are continuously being reviewed for amendment and/or expansion. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Failure or delay in obtaining and maintaining regulatory approvals or drilling permits could have a material adverse effect on our ability to develop our properties, and receipt of drilling permits with onerous conditions could increase our compliance costs. In addition, regulations regarding resource conservation practices and the protection of correlative rights affect our operations by limiting the quantity of oil, natural gas and natural gas liquids we may produce and sell.

We are subject to, and may incur liabilities under, federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration and production of oil, natural gas and natural gas liquids.

For example, several states have enacted Surface Damage Acts (“SDAs”) that are designed to compensate surface owners/users for damages caused by mineral owners. Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners/users. Most also contain binding requirements for payments by the operator to surface owners/users in connection with exploration and operating activities. Costs and delays associated with SDAs could impair operational effectiveness and increase development costs. In addition, many states, including Texas, impose a production, ad valorem or severance tax with respect to the production and sale of oil and gas within their jurisdiction.

Other activities subject to regulation are:

●	the location and spacing of wells;

●	the method of drilling and completing and operating wells;

●	the rate and method of production;

●	the surface use and restoration of properties upon which wells are drilled and other exploration activities;

●	notice to surface owners and other third parties;

●	the venting or flaring of natural gas;

●	the plugging and abandoning of wells;

●	the discharge of contaminants into water and the emission of contaminants into air;

●	the disposal of fluids used or other wastes obtained in connection with operations;

●	the marketing, transportation and reporting of production; and

●	the valuation and payment of royalties.

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

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater; the EPA released a progress report in December 2012 and a draft report in June 2015; final results are not yet available. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and that it has an initiative under the Toxics Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

Availability under our credit facility is currently subject to a borrowing base of $625.0 million. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on the value of our oil and natural gas reserves as determined by the lenders under our credit facility, and other factors deemed relevant by our lenders. Continuing declines in prices for oil, natural gas and natural gas liquids may cause our banks to further reduce the borrowing base under our credit facility. As of December 31, 2015, we had outstanding borrowings of $265.0 million which bore a weighted average effective interest rate of 3.73%. We intend to continue borrowing under our credit facility in the future. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further, if the outstanding borrowings under our credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

We have significant indebtedness under our credit facility and our 8% senior notes due 2019. Restrictions in our credit facility and our 8% senior notes due 2019 may limit our ability to make distributions to our unitholders and may limit our ability to capitalize on acquisitions and other business opportunities.

Our credit facility and 8% senior notes due 2019 contain covenants limiting our ability to make distributions, incur indebtedness, grant liens, make acquisitions, investments or dispositions and engage in transactions with affiliates, as well as containing covenants requiring us to maintain certain financial ratios and tests. The requirement that we comply with these provisions may materially adversely affect our ability to make distributions to our unitholders, react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continued or future downturn in our business.

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

Cyber–attacks targeting systems and infrastructure used by the oil and natural gas industry may adversely impact our operations.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development, production and financial activities. We depend on digital technology to estimate quantities of oil and natural gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third party partners. Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in our exploration or production operations. Also, computers control nearly all of the oil and natural gas distribution systems in the U.S. and abroad, which are necessary to transport our production to market. A cyber–attack directed at oil and natural gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions.

While we have not experienced cyber–attacks, there is no assurance that we will not suffer such attacks and resulting losses in the future. Further, as cyber–attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

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

In order to maintain and increase our levels of production, we will need to acquire oil and natural gas properties. Several of the officers and directors of EV Management, the general partner of our general partner, who have responsibilities for managing our operations and activities hold similar positions with other entities that are in the business of identifying and acquiring oil and natural gas properties. For example, Mr. Walker is Executive Chairman of EV Management and Chief Executive Officer of EnerVest, which is in the business of acquiring oil and natural gas properties and managing the EnerVest partnerships that are in that business. Mr. Mariani, a director of EV Management, is also President of EnerVest. We cannot assure you that these conflicts will be resolved in our favor. Mr. Gary R. Petersen, a director of EV Management, is also a senior managing director of EnCap, which is in the business of investing in oil and natural gas companies with independent management which in turn is in the business of acquiring oil and natural gas properties. Mr. Petersen is also a director of several oil and natural gas producing entities that are in the business of acquiring oil and natural gas properties. The existing positions of these directors and officers may give rise to fiduciary obligations that are in conflict with fiduciary obligations owed to us. The EV Management officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that the opportunities are more appropriate for other entities which they serve and elect not to present them to us.

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

The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. EnerVest owns and controls our general partner, and as of February 12, 2016, officers and directors of EV Management owned an aggregate of 10.2% of our outstanding common units. Accordingly, it may be difficult for holders of our common units to remove our general partner.

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

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by legislative, judicial or administrative changes and differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding our properties is contained in “Item 1. Business — Oil and Natural Gas Producing Activities and — Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” contained herein.

ITEM 3. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.” At the close of business on February 12, 2016, based upon information received from our transfer agent and brokers and nominees, we had 355 common unitholders of record. This number does not include owners for whom common units may be held in “street” names.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for 2015 and 2014:

	Price Range		Cash Distribution per
	High	Low	Common Unit (1)
2015
First Quarter	$21.38	$11.95	$0.500
Second Quarter	18.14	11.28	0.500
Third Quarter	11.86	5.56	0.500
Fourth Quarter (2)	7.99	1.91	0.075

2014
First Quarter	$36.98	$32.16	$0.772
Second Quarter	39.99	31.62	0.773
Third Quarter	41.97	35.30	0.774
Fourth Quarter	35.91	18.50	0.500

_____________

(1)	Cash distributions are declared and paid in the following calendar quarter.

(2)	On January 25, 2016, the board of directors of EV Management declared a quarterly cash distribution for the fourth quarter of 2015 of $0.075 per common unit. The distribution was paid on February 12, 2016.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial data for the periods and as of the dates indicated. The selected financial data are derived from our audited financial statements. With the sale of our interest in Cardinal in October 2014 and UEO in June 2015, we no longer operate in the midstream segment, and we have reclassified our consolidated financial statements for all periods presented to reflect the operations of our midstream segment as discontinued operations. Accordingly, in the consolidated statements of operations, amounts previously included in “Equity in income of unconsolidated affiliates” have been reclassified to “Income from discontinued operations.” The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

	Year Ended December 31,
	2015 (1)	2014	2013 (1)	2012 (1)	2011 (1)
Statement of Operations Data:
Total revenues	$177,971	$339,405	$315,312	$285,480	$261,840

Operating (loss) income (2)	(287,933)	(25,123)	(9,703)	(34,039)	39,331
Other income (expense), net	51,911	47,844	(65,788)	18,750	63,664

(Loss) income from continuing operations before income taxes	(236,022)	22,721	(75,491)	(15,289)	102,995
Income taxes	1,843	(476)	(133)	(1,078)	(354)
(Loss) income from continuing operations	(234,179)	22,245	(75,624)	(16,367)	102,641
Income (loss) from discontinued operations (3)	255,512	107,475	(603)	-	-
Net income (loss)	$21,333	$129,720	$(76,227)	$(16,367)	$102,641
Earnings per limited partner unit (basic):
(Loss) income from continuing operations	$(4.72)	$0.41	$(1.75)	$2.71	$3.35
Net income (loss)	$0.41	$2.58	$(1.76)	$2.71	$3.35
Earnings per limited partner unit (diluted):
(Loss) income from continuing operations	$(4.72)	$0.41	$(1.75)	$2.68	$3.34
Net income (loss)	$0.41	$2.58	$(1.76)	$2.68	$3.34

Distributions declared per limited partner unit	$1.575	$2.819	$3.078	$3.062	$3.046

Financial Position (at end of period):
Working capital	$54,812	$428,965	$29,435	$57,430	$122,355
Total assets (4)	1,923,602	2,246,161	2,201,225	2,060,940	2,002,291
Long–term debt, net (4)	688,614	1,027,349	976,539	854,744	952,090
Owners’ equity	998,559	1,066,113	1,071,933	1,059,824	920,039

_____________

(1)	Includes the results of the following acquisitions of oil and natural gas properties:

•	the Appalachian Basin, the San Juan Basin, Michigan and the Austin Chalk in October 2015

•	the Barnett Shale in September 2013;

•	the Barnett Shale in February 2012 and March 2012; and

•	the Barnett Shale in June 2011, September 2011 and December 2011, the Appalachian Basin in August 2011 and October 2011 and the Mid–Continent area in November 2011.

(2)	Includes impairments of oil and natural gas properties of $136.7 million, $114.0 million, $85.3 million, $34.5 million and $11.0 million in 2015, 2014, 2013, 2012 and 2011, respectively.

(3)	Includes gain on sale of investment in UEO of $246.7 million and Cardinal of $92.1 million in 2015 and 2014, respectively.

(4)	We adopted Accounting Standards Updates (“ASU”) 2015–03 and 2015–15, Interest – Imputation of Interest, on December 31, 2015. These ASUs change the presentation of debt issuance costs in financial statements. An entity is now to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. We were required to apply the guidance on a retrospective basis. Accordingly, as of December 31, 2014, 2013, 2012 and 2011, we reclassified $3.0 million, $3.8 million, $4.5 million and $0.9 million, respectively, of debt issuance costs previously reported in “Total assets” to “Long–term debt, net.”

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

As of December 31, 2015, our oil and natural gas properties were located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), the San Juan Basin, Michigan, Central Texas (which includes the Austin Chalk area), the Mid-Continent area in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Monroe Field in Northern Louisiana, and the Permian Basin. As of December 31, 2015, we had estimated net proved reserves of 22.0 MMBbls of oil, 747.0 Bcf of natural gas and 36.3 MMBbls of natural gas liquids, or 1,096.7 Bcfe, and a standardized measure of $536.4 million.

Current Price Environment

Oil, natural gas and natural gas liquids prices are determined by many factors that are outside of our control. Historically, these prices have been volatile, and we expect them to remain volatile. In late 2014, prices for oil, natural gas and natural gas liquids declined precipitously, and prices remained low through December 2015 and into 2016.

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

In 2015, these low prices negatively affected our revenues, earnings and cash flows, and sustained low prices for oil, natural gas and natural gas liquids could have a material adverse effect on our liquidity. A further or extended decline in prices could also adversely have a significant impact on the value and quantities of our reserves, assuming no other changes in our development plans.

As specified by the SEC, the prices for oil, natural gas and natural gas liquids used to calculate our reserves were the average prices during the year determined using the price on the first day of each month. The prices utilized in calculating our total estimated proved reserves at December 31, 2015 were $50.28 per Bbl of oil and $2.587 per MMBtu of natural gas. Had we used the current forward strip prices at December 31, 2015 through December 2021, we estimate that the present value (discounted at 10% per annum) of estimated future net revenues of our proved reserves would have been approximately 29% higher and that our reserves on an Mcfe basis would have been approximately 7% higher than our reserves calculated using SEC prices.

Our Response to the Current Price Environment

In 2015, in response to continued lower prices, we took a number of actions to preserve our liquidity and financial flexibility, including:

•	divested our 21% interest in UEO in June 2015 for net proceeds of $572.2 million and used these net proceeds along with $33.8 million of proceeds from the sale of certain oil and natural gas properties that we deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code that were returned to us in April 2015 to repay amounts outstanding under our credit facility and to fund the acquisition of oil and natural gas properties in October 2015;

•	acquired long–life producing oil and natural gas properties in the Appalachian Basin, San Juan Basin, Michigan and Austin Chalk in October 2015 from certain institutional partnerships managed by EnerVest for a combined cash consideration of $259.0 million;

•	repurchased $74.0 million of our outstanding senior notes due 2019 for $50.0 million;

•	reduced the amount of capital spending we dedicated to the development of our reserves by approximately 50%;

•	continued to focus on reducing operating and capital costs;

•	reevaluated our common unit distribution policy and, in February 2015, announced a reduction in the quarterly distribution amount from $0.774 to $0.50 per unit;

•	amended our credit facility to, among other things, extend the maturity to February 2020, increase the borrowing base to $625.0 million, which we believe will be reduced at our next redetermination, and ease the leverage covenants until 2018; and

•	converted Belden, which was acquired in our October 2015 acquisitions of long–life producing oil and natural gas properties, from a corporation to a single member limited liability company, resulting in an $11.7 million liability for federal and state income taxes based on the fair value of Belden at the date of conversion but minimizing our future federal and state income tax exposures.

As a result of the steps above, as of December 31, 2015, we have over $380.0 million of liquidity between our borrowing base capacity and cash on hand. However, given current forward oil and natural gas prices and the fact that we have less production hedged at lower prices beginning in 2016 relative to previous years, we have taken additional steps going forward into 2016 to continue to preserve our liquidity and financial flexibility. These steps include:

•	focus on managing and enhancing our base business through continued reductions in operating and capital costs;

•	maintain a sufficient liquidity position to manage through the current environment, which includes continuing to assess the appropriate distribution levels every quarter;

•	continue to evaluate strategic acquisitions of long–life, producing oil and natural gas properties; and

•	further realize the value of our undeveloped acreage through either alternative sources of capital, including farmouts, production payments and joint ventures, or potential monetization of acreage.

In January 2016, we announced a cash distribution attributable to the fourth quarter of 2015 of $0.075 per units for all of our outstanding units. This distribution represents a $0.425 per unit reduction from the prior quarterly distribution.

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

In order to mitigate the impact of these lower prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. Although we have entered into derivative contracts covering a portion of our future production through December 2017, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices that we can enter into derivative contracts for additional volumes in the future. We have mitigated, but not eliminated, the potential effects of changing prices on our cash flows from operations for those periods. An extended period of depressed commodity prices would alter our acquisition and development plans, adversely affect our growth strategy and our ability to access additional capital in the capital markets and reduce the cash we have available to pay distributions, which may require us to further reduce our quarterly distribution amount.

The primary factors affecting our production levels are capital availability, including planned reductions in capital spending for 2016, our ability to make accretive acquisitions, the success of our drilling program and our inventory of drilling prospects. In addition, as initial reservoir pressures are depleted, production from our wells decreases. We attempt to overcome this natural decline through a combination of drilling and acquisitions. Our future growth will depend on our ability to continue to add reserves through drilling and acquisitions in excess of production. We will maintain our focus on the costs to add reserves through drilling and acquisitions as well as the costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact our production, which may have an adverse effect on our revenues and, as a result, cash available for distribution.

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

We assess our proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future reserves that will be produced from a field, the timing of this future production, future costs to produce the oil, natural gas and natural gas liquids and future inflation levels. If the carrying amount of a property exceeds the sum of the estimated undiscounted future net cash flows, we recognize an impairment expense equal to the difference between the carrying value and the fair value of the property, which is estimated to be the expected present value of the future net cash flows. Estimated future net cash flows are based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. Where probable and possible reserves exist, an appropriately risk adjusted amount of these reserves is included in the impairment evaluation. The underlying commodity prices used in the determination of our estimated future net cash flows are based on NYMEX forward strip prices at the end of the period, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believes will impact realizable prices. Future operating costs estimates, including appropriate escalators, are also developed based on a review of actual costs by field or area. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate a property impairment.

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

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. In accounting for a business combination, the purchase price is allocated to the identifiable assets and liabilities based upon the estimated fair values as of the acquisition date. Goodwill is the excess of the purchase price over the estimated fair values of the assets acquired net of the liabilities assumed in the acquisition. Goodwill is not amortized, but is evaluated for impairment at the reporting unit level.

We have the option of performing either a qualitative or quantitative assessment to determine if impairment may have occurred. If the qualitative assessment indicates that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then we would be required to perform the two step impairment test.

Under the first step in the impairment test, we compare the fair value of our reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed. Under the second step in the impairment test, the implied fair value of goodwill is compared with its carrying amount. The implied fair value of goodwill is calculated by subtracting the estimated fair values of our reporting unit’s assets net of liabilities from the fair value of our reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

We determine the fair value of the reporting unit using a combination of the market approach and the income approach. Under the market approach, the fair value is based on the quoted market price for our common units adjusted for a control premium, which is the premium over current market price a market participant may be willing to pay to obtain the synergies and other benefits that control would provide. Under the income approach, the fair value was based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of the fair value include estimates of the appropriate control premium, future prices, production costs, development expenditures, anticipated production, appropriate risk–adjusted discount rates and other relevant data. Given the nature of these estimates and their application to specific assets and liabilities and time frames, it is not possible to reasonably quantify the impact of changes in these assumptions.

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

RESULTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
Production data:
Oil (MBbls)	1,041	1,052	1,027
Natural gas liquids (MBbls)	2,326	2,311	2,146
Natural gas (MMcf)	43,592	43,363	42,651
Net production (MMcfe)	63,792	63,540	61,690
Average sales price per unit:
Oil (Bbl)	$43.67	$89.15	$95.62
Natural gas liquids (Bbl)	14.04	28.81	30.86
Natural gas (Mcf)	2.23	4.02	3.43
Mcfe	2.74	5.27	5.04
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.56	$1.66	$1.69
Production taxes	0.11	0.19	0.19
Total	1.67	1.85	1.88
Depreciation, depletion and amortization	1.66	1.67	1.85
General and administrative expenses	0.62	0.71	0.66

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Net income for 2015 was $21.3 million compared with $129.7 million for 2014. The significant factors in this change were (i) a $159.6 million decrease in oil, natural gas and natural gas liquids revenues; (ii) a $32.8 million decrease in gain on sale of oil and natural gas properties; (iii) a $65.9 million impairment of goodwill; (iv) a $22.7 million increase in impairment of oil and natural gas properties; and (v) a $21.6 million unfavorable change in gain (loss) on derivatives; offset by (v) a $148.0 million increase in income (loss) from discontinued operations; (vi) a $24.0 million gain on early extinguishment of debt and (vii) a $21.2 million decrease in operating costs and expenses (excluding impairment of oil and natural gas properties and impairment of goodwill).

Oil, natural gas and natural gas liquids revenues for 2015 totaled $175.1 million, a decrease of $159.6 million compared with 2014. This was the result of decreases of $159.8 million related to lower prices for oil, natural gas and natural gas liquids and $0.5 million from decreased oil production from our reduced capital spending program and natural decline offset by $0.7 million related to increased oil and natural gas production as a result of the October 2015 acquisitions.

Lease operating expenses for 2015 decreased $6.2 million compared with 2014 as the result of $6.6 million from a lower cost per Mcfe offset by $0.4 million from increased oil and natural gas production. The lower unit cost per Mcfe reflects the downward trend in operating costs throughout the oil and natural gas industry. Lease operating expenses per Mcfe were $1.56 in 2015 compared with $1.66 in 2014.

Dry hole and exploration costs for 2015 decreased $3.0 million compared with 2014 as a result of lower costs at certain of our oil and natural gas properties in the Appalachian Basin and the Austin Chalk.

Production taxes for 2015 decreased $5.2 million compared with 2014 due to lower oil, natural gas and natural gas liquids revenues. Production taxes for 2015 were $0.11 per Mcfe compared with $0.19 per Mcfe for 2014.

Depreciation, depletion and amortization (“DD&A”) for 2015 decreased $0.1 million compared with 2014 due to $0.5 million from a lower average DD&A rate per Mcfe offset by $0.4 million of increased oil and natural gas production. The lower average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates and the decrease in the carrying value of our oil and natural gas properties from the impact of the impairments that were recognized in 2014. DD&A for 2015 was $1.66 per Mcfe compared with $1.67 per Mcfe for 2014.

General and administrative expenses for 2015 totaled $39.0 million, a decrease of $6.0 million compared with 2014. This decrease is primarily the result of (i) $7.3 million of lower equity compensation costs; (ii) $1.0 million of costs incurred in 2014 related to the departure of a former officer; and (iii) $0.9 million of decreased compensation costs related to the vesting of our phantom units issued under our equity based compensation plan; offset by (iv) $2.1 million of higher fees paid to EnerVest under the omnibus agreement, (v) $0.8 million of increased audit and reserve fees as a result of our October 2015 acquisitions; and (vi) $0.9 million of due diligence costs related to our October 2015 acquisitions. General and administrative expenses were $0.62 per Mcfe in 2015 compared with $0.71 per Mcfe in 2014.

As a result of a reduction in estimated future net cash flows primarily caused by the decrease in prices for oil, natural gas and natural gas liquids, we incurred impairment charges of $136.7 million and $114.0 million in 2015 and 2014, respectively. Of these amounts, $86.9 million and $103.1 million in 2015 and 2014, respectively, related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of our estimated reserves, appropriate risk–adjusted discount rates and other relevant data. The remainder of the impairment charges in 2015 consisted of $49.8 million of leasehold impairments, of which $49.2 million related to a change in our development plans for acreage in the Utica Shale. The remainder of the impairment charges in 2014 consisted of $10.7 million of leasehold impairment charges and $0.2 million of an impairment charge to write down assets held for sale to their fair value. Since December 31, 2015, commodity prices have continued to deteriorate. If commodity prices do not improve before March 31, 2016, we anticipate additional impairments of our oil and natural gas properties.

In conjunction with our October 2015 acquisitions of oil and natural gas properties, we recorded $65.9 million of goodwill. As of December 31, 2015, we determined that the carrying amount of goodwill was impaired due to the continued decline in oil, natural gas and natural gas liquids prices. We determined the fair value of the reporting unit using a combination of the market approach and the income approach. Significant assumptions associated with the calculation of the fair value included estimates of future prices, production costs, development expenditures, anticipated production, appropriate risk–adjusted discount rates and other relevant data. We then determined the implied fair value of goodwill by subtracting the estimated fair values of the reporting unit’s assets net of liabilities from the fair value of the reporting unit. As the carrying amount of the goodwill exceeded the implied fair value of the goodwill, we recognized a $65.9 million impairment loss for the difference between the carrying amount and the implied fair value of goodwill.

In 2015, we recognized a gain of $0.6 million on the sale of certain non–core oil and natural gas properties. In 2014, we recognized a $31.8 million gain on the sale of oil and natural gas properties in the Eagle Ford and a $1.5 million gain on the sale of oil and natural gas properties in the Utica Shale area of Ohio.

Gain (loss) on derivatives, net was $78.1 million for 2015 compared with $99.7 million for 2014. This change was attributable to changes in future oil and natural gas prices. The 12 month forward price at December 31, 2015 for oil averaged $40.45 per Bbl compared with $56.46 at December 31, 2014, and the 12 month forward prices at December 31, 2015 for natural gas averaged $2.49 per MmBtu compared with $3.03 at December 31, 2014. The 12 month forward price at December 31, 2014 for oil averaged $56.46 per Bbl compared with $95.66 per Bbl at December 31, 2013, and the 12 month forward price at December 31, 2014 for natural gas averaged $3.03 per MmBtu compared with $4.19 at December 31, 2013.

Interest expense for 2015 decreased $2.2 million compared with 2014 due to $10.6 million from a higher weighted effective average interest rate and $5.7 million from a decrease in capitalized interest offset by $18.5 million from a lower weighted average long–term debt balance.

In 2015, we recognized a $24.0 million gain on the early extinguishment of debt as we redeemed $74.0 million of our Notes due 2019 for $50.0 million.

In December 2015, we converted Belden from a corporation into a single member limited liability company. As a result, the $13.4 million of deferred taxes recorded in the acquisition of Belden were realized. The benefit was offset by an $11.7 million current tax liability for the estimated federal and state taxes based on the fair value of Belden as of the date of conversion.

Income from discontinued operations was $255.5 million for 2015 compared with $107.5 million in 2014. Included in 2015 and 2014 were the $246.7 million gain on the sale of UEO and the $92.1 million gain of the sale of Cardinal, respectively.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Net income (loss) for 2014 was $129.7 million compared with $(76.2) million for 2013. The significant factors in this change were (i) a $117.0 million favorable change in gain (loss) on derivatives, net; (ii) a $107.5 million increase in income from discontinued operations; and (iii) a $24.1 million increase in total revenues; partially offset by (iv) a $28.6 million increase in impairment of oil and natural gas properties.

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

DD&A for 2014 decreased $7.7 million compared with 2013 due to $10.8 million from a lower average DD&A rate per Mcfe offset by $3.1 million from increased production. The lower DD&A rate per Mcfe reflects the impact that changes in prices had on our reserves estimates and the decrease in the carrying value of our oil and natural gas properties from the impact of the impairments that were recognized in 2013. DD&A for 2014 was $1.67 per Mcfe compared with $1.85 per Mcfe for 2013.

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

In 2014, as a result of a reduction in estimated future net cash flows primarily caused by the decrease in prices for oil, natural gas and natural gas liquids, we incurred impairment charges of $114.0 million. Of this amount, $103.1 million related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production, appropriate risk–adjusted discount rates and other relevant data. The remainder of the impairment charges consisted of $10.7 million of leasehold impairment charges and $0.2 million of an impairment charge to write down assets held for sale to their fair value. In 2013, we incurred impairment charges of $85.3 million. Of this amount, $76.3 million related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future oil and natural gas prices, production costs, development expenditures, anticipated production, appropriate risk–adjusted discount rates and other relevant data. The remainder of the impairment charges consisted of $8.5 million of leasehold impairment charges and $0.5 million of an impairment charge to write down assets held for sale to their fair value.

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

Income from discontinued operations for 2014 increased $108.1 million compared with 2013. The significant factors in the increase were the $92.1 million sale of our interest in Cardinal in October 2014 and the commencement of operations at both Cardinal and UEO, with throughput continuing to increase as more wells come on line.

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

In 2015, in response to continued lower prices, we took a number of actions to preserve our liquidity and financial flexibility. As a result of these steps, as of December 31, 2015, we have over $380.0 million of liquidity between our borrowing base capacity and cash on hand. However, given current forward oil and natural gas prices and the fact that we have less production hedged at lower prices beginning in 2016 relative to previous years, we have taken additional steps going forward into 2016 to continue to preserve our liquidity and financial flexibility. These steps include:

•	focus on managing and enhancing our base business through continued reductions in operating and capital costs;

•	maintain a sufficient liquidity position to manage through the current environment, which includes continuing to assess the appropriate distribution levels every quarter;

•	continue to evaluate strategic acquisitions of long–life, producing oil and natural gas properties; and

•	further realize the value of our undeveloped acreage through either alternative sources of capital, including farmouts, production payments and joint ventures, or potential monetization of acreage.

For 2016, we believe that cash on hand, proceeds from sales of assets, net cash flows generated from operations and borrowings under our credit facility will be adequate to fund our capital budget, pay distributions to our unitholders and general partner and satisfy our short–term liquidity needs.

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

Long–term Debt

As of December 31, 2015, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of December 31, 2015, the borrowing base was $625.0 million, and we had $265.0 million outstanding. We currently anticipate a borrowing base reduction in connection with our April 2016 borrowing base redetermination, but believe we will maintain sufficient short–term liquidity. However, should prices decline significantly from current levels, the borrowing base could be reduced again in future redeterminations, which would impact our short–term liquidity.

As of December 31, 2015, we have $422.0 million in aggregate principal amount outstanding of 8.0% senior notes due 2019. As of December 31, 2015, the aggregate carrying amount of the senior notes due 2019 was $423.6 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 8. Financial Statements and Supplementary Data” contained herein.

Cash and Cash Equivalents

At December 31, 2015, we had $20.4 million of cash and cash equivalents, which included $16.2 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of December 31, 2015, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

	2015	2014	2013
Operating activities	$141,283	$148,200	$152,499
Investing activities	291,793	(46,814)	(337,970)
Financing activities	(420,916)	(104,829)	189,683

Operating Activities

Cash flows from operating activities provided $141.3 million and $148.2 million in 2015 and 2014, respectively. The significant factors in the change were a $161.1 million decrease in our revenues offset by $135.3 million of increased cash settlements from our matured derivative contracts and the effects of our efforts to increase our financial flexibility through asset sales and accretive acquisitions.

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

Investing Activities

During 2015, cash flows used in investing activities from continuing operations totaled $280.4 million. This consisted of $250.4 million for acquisitions of oil and natural gas properties, $67.9 million for additions to our oil and natural gas properties offset by $33.8 million from the release of cash deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code, $2.6 million in cash settlements from acquired derivative contracts and $1.5 million in proceeds from the sales of oil and natural gas properties. Net cash flows provided by investing activities from discontinued operations of $572.2 million consisted of the proceeds from the sale of our interest in UEO.

During 2014, cash flows used in investing activities from continuing operations totaled $93.8 million, consisting of $102.8 million for additions to our oil and natural gas properties and an increase of $33.8 million related to cash deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code offset by $45.2 million in proceeds from the sale of oil and natural gas properties. Net cash flows provided by investing activities from discontinued operations of $47.0 million consisted of $161.1 million in proceeds from the sale of our interest in Cardinal offset by $114.1 million of additions to our investment in UEO.

During 2013, cash flows used in investing activities from continuing operations totaled $116.9 million, consisting of $66.0 million for an acquisition of oil and natural gas properties, $98.0 million for additions to our oil and natural gas properties and $5.0 million of prepaid drilling costs offset by $44.1 million from the sale of oil and natural gas properties and $8.0 million in final purchase price settlements related to our August 2012 acquisition of additional working interests in acreage in Ohio. Net cash flows used in investing activities from discontinued operations consisted of $221.1 million of additions to our investments in UEO and Cardinal.

Financing Activities

During 2015, we repaid $561.0 million of borrowings under our credit facility with proceeds from the sale of our investment in UEO and the release of our restricted cash. We also redeemed $74.0 million of our senior notes due 2019 for $50.0 million, received $295.0 million from borrowings under our credit facility, incurred loan costs of $4.1 million related to the amendments of our credit facility and paid distributions of $101.0 million to holders of our common units, phantom units and our general partner.

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

Capital Requirements

As of result of the continuing decline in prices for oil, natural gas and natural gas liquids, we currently expect spending in 2016 for additions to our oil and natural gas properties to be between $10.0 million and $20.0 million, a significant reduction from amounts spent in 2015 and 2014. This reduction in planned expenditures will likely result in a lower rate of growth in our proved reserves through extensions and discoveries than previously forecasted, as development of our acreage positions is deferred to subsequent years.

Assuming we maintain our current quarterly distribution of $0.075 per common unit, we also currently expect to make distributions of approximately $3.9 million per quarter to holders of our common units, phantom units and general partner based on our common units and phantom units outstanding as of February 15, 2016. We expect to fund these amounts with cash on hand, proceeds from sales of assets, net cash flows generated from operations and borrowings under our credit facility.

We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisition of oil and natural gas properties in 2016 through the issuance of equity or debt securities.

Contractual Obligations

	Payments Due by Period (amounts in thousands)
	Total	2016	2017 - 2018	2019 - 2020	After 2020
Total debt	$691,022	$-	$-	$691,022	$-
Estimated interest payments (1)	140,562	40,892	81,784	17,886	-
Transportation commitments (2)	4,124	619	1,237	618	1,650
Purchase obligation (3)	16,000	16,000	-	-	-
Total	$851,708	$57,511	$83,021	$709,526	$1,650

_____________

(1)	Amounts represent the expected cash payments for interest based on (i) the amount outstanding under our credit facility as of December 31, 2015 and the weighted average interest rate for 2015 of 2.57%, and (ii) our $426.0 million in aggregate principal amount of 8.0% senior notes due 2019. Such amounts do not include the effects of our interest rate swaps.

(2)	Amounts represent commitments under a firm transportation agreement at current rates.

(3)	Amounts represent payments to be made under our omnibus agreement with EnerVest based on the amount that we will pay in 2016. This amount will increase or decrease as we purchase or divest assets. While these payments will continue for periods subsequent to December 31, 2016, no amounts are shown as they cannot be quantified.

Our asset retirement obligations are not included in the table above given the uncertainty regarding the actual timing of such expenditures. The total amount of our asset retirement obligations at December 31, 2015 is $176.9 million.

Off–Balance Sheet Arrangements

In the normal course of business, we have entered into off–balance sheet arrangements which totaled $0.4 million as of December 31, 2015.

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

FORWARD–LOOKING STATEMENTS

This Form 10–K contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “forward–looking statement”). These forward–looking statements relate to, among other things, the following:

•	our future financial and operating performance and results, and our ability to pay distributions;

•	our business strategy and plans, and future capital expenditures, including plans to further realize value of our undeveloped acreage;

•	our estimated net proved reserves, PV–10 value and standardized measure;

•	market prices;

•	our future derivative activities; and

•	our plans and forecasts.

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

We have entered into derivatives to hedge a portion of our anticipated production through December 2017. As of December 31, 2015, we have derivatives covering approximately 57% of our production attributable to our estimated net proved reserves through December 2017, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially. Please read the disclosures under “Our estimated reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in the “Risk Factors” section included in Item 1A.

The fair value of our oil and natural gas derivatives at December 31, 2015 was an asset of $70.4 million. A 10% change in prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our commodity contracts of approximately $17.4 million. Please see “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate derivatives also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for 2015 would have increased by approximately $3.1 million. The fair value of our interest rate derivatives at December 31, 2015 was an asset of $1.0 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate derivatives of approximately $0.7 million. Please see “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that EV Energy Partners, L.P.’s internal control over financial reporting was effective as of December 31, 2015.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2015 which is included in ”Item 8. Financial Statements and Supplementary Data” contained herein.

/s/ MICHAEL E. MERCER	/s/ NICHOLAS BOBROWSKI
Michael E. Mercer	Nicholas Bobrowski
Chief Executive Officer of EV Management, LLC,	Chief Financial Officer of EV Management, LLC,
general partner of EV Energy, GP, L.P.,	general partner of EV Energy GP, L.P.,
general partner of EV Energy Partners, L.P.	general partner of EV Energy Partners, L.P.

Houston, TX

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of EV Management, LLC

and Unitholders of EV Energy Partners, L.P. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of EV Energy Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows, and changes in owners’ equity of the Partnership for each of the three years in the period ended December 31, 2015. We also have audited the Partnership's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EV Energy Partners, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

February 26, 2016

EV Energy Partners, L.P.

Consolidated Balance Sheets

(In thousands, except number of units)

	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$20,415	$8,255
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	24,285	32,758
Related party	-	1,043
Other	7,137	4,570
Derivative asset	60,662	113,044
Other current assets	3,057	2,000
Assets held for sale	-	315,173
Total current assets	115,556	476,843

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; December 31, 2015, $971,499; December 31, 2014, $778,679	1,790,455	1,710,925
Other property, net of accumulated depreciation and amortization; December 31, 2015, $970; December 31, 2014, $898	1,019	1,141
Restricted cash	-	33,768
Long–term derivative asset	10,741	20,647
Other assets	5,831	2,837
Total assets	$1,923,602	$2,246,161

LIABILITIES AND OWNERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities
Third party	$43,135	$47,878
Related party	5,952	-
Income taxes	11,657	-
Total current liabilities	60,744	47,878

Asset retirement obligations	174,003	103,832
Long–term debt, net	688,614	1,027,349
Other long–term liabilities	1,682	989

Commitments and contingencies

Owners’ equity:
Common unitholders – 48,871,399 units and 48,572,019 units issued and outstanding as of December 31, 2015 and 2014, respectively	1,011,509	1,077,826
General partner interest	(12,950)	(11,713)
Total owners’ equity	998,559	1,066,113
Total liabilities and owners’ equity	$1,923,602	$2,246,161

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Operations

(In thousands, except per unit data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Oil, natural gas and natural gas liquids revenues	$175,088	$334,729	$310,883
Transportation and marketing–related revenues	2,883	4,676	4,429
Total revenues	177,971	339,405	315,312

Operating costs and expenses:
Lease operating expenses	99,626	105,781	104,465
Cost of purchased natural gas	1,988	3,533	3,242
Dry hole and exploration costs	3,695	6,726	2,380
Production taxes	6,784	11,976	11,476
Accretion expense on obligations	5,598	4,835	4,925
Depreciation, depletion and amortization	105,969	106,073	113,818
General and administrative expenses	38,994	44,955	40,677
Impairment of oil and natural gas properties	136,667	113,968	85,341
Impairment of goodwill	65,924	-	-
Loss on settlement of contract	1,210	-	-
Gain on sales of oil and natural gas properties	(551)	(33,319)	(41,309)
Total operating costs and expenses	465,904	364,528	325,015

Operating loss	(287,933)	(25,123)	(9,703)

Other income (expense), net:
Gain (loss) on derivatives, net	78,145	99,720	(17,262)
Interest expense	(50,336)	(52,578)	(49,062)
Gain on early extinguishment of debt	24,024	-	-
Other income, net	78	702	536
Total other income (expense), net	51,911	47,844	(65,788)

(Loss) income from continuing operations before income taxes	(236,022)	22,721	(75,491)

Income taxes	1,843	(476)	(133)

(Loss) income from continuing operations	(234,179)	22,245	(75,624)

Income (loss) from discontinued operations	255,512	107,475	(603)

Net income (loss)	$21,333	$129,720	$(76,227)

Earnings per limited partner unit (basic and diluted):
(Loss) income from continuing operations	$(4.72)	$0.41	$(1.75)
Income (loss) from discontinued operations	$5.13	$2.17	$(0.01)
Net income (loss)	$0.41	$2.58	$(1.76)

Weighted average limited partner units outstanding (basic and diluted)	48,853	48,563	43,691

Distributions declared per common unit	$1.575	$2.819	$3.078

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$21,333	$129,720	$(76,227)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
(Income) loss from discontinued operations	(255,512)	(107,475)	603
Amortization of volumetric production payment liability	(1,196)	-	-
Accretion expense on obligations	5,598	4,835	4,925
Depreciation, depletion and amortization	105,969	106,073	113,818
Equity–based compensation	12,001	19,289	17,470
Impairment of oil and natural gas properties	136,667	113,968	85,341
Impairment of goodwill	65,924	-	-
Gain on sales of oil and natural gas properties	(551)	(33,319)	(41,309)
(Gain) loss on derivatives, net	(78,145)	(99,720)	17,262
Cash settlements of matured derivative contracts	140,657	5,313	30,066
Gain on early extinguishment of debt	(24,024)	-	-
Deferred taxes	(13,285)	-	-
Other	4,487	5,703	2,679
Changes in operating assets and liabilities, net of effects of amounts acquired:
Accounts receivable	14,850	3,275	(2,671)
Other current assets	511	(1,203)	(68)
Accounts payable and accrued liabilities	(4,067)	2,368	1,316
Income taxes	10,683	-	-
Other, net	(245)	(627)	(706)
Net cash flows provided from operating activities from continuing operations	141,655	148,200	152,499
Net cash flows used in operating activities from discontinued operations	(372)	-	-
Net cash flows provided by operating activities	141,283	148,200	152,499

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net of cash acquired	(250,357)	-	(57,976)
Additions to oil and natural gas properties	(67,923)	(102,761)	(97,946)
Prepaid drilling costs	-	(2,501)	(5,041)
Proceeds from sales of oil and natural gas properties	1,457	45,183	44,056
Restricted cash	33,768	(33,768)	-
Cash settlements from acquired derivative contracts	2,615	-	-
Other	73	48	38
Net cash flows used in investing activities from continuing operations	(280,367)	(93,799)	(116,869)
Net cash flows provided by (used in) investing activities from discontinued operations	572,160	46,985	(221,101)
Net cash flows provided by (used in) investing activities	291,793	(46,814)	(337,970)

Cash flows from financing activities:
Long–term debt borrowings	295,000	209,000	329,000
Repayments of long–term debt borrowings	(561,000)	(159,000)	(208,000)
Redemption of 8% Senior Notes due 2019	(49,954)	-	-
Loan costs paid	(4,074)	-	-
Proceeds from public equity offerings	-	-	204,527
Offering costs	-	-	(226)
Contributions from general partner	91	154	4,508
Distributions paid	(100,979)	(154,978)	(140,126)
Other	-	(5)	-
Net cash flows (used in) provided by financing activities	(420,916)	(104,829)	189,683

Increase (decrease) in cash and cash equivalents	12,160	(3,443)	4,212
Cash and cash equivalents – beginning of year	8,255	11,698	7,486
Cash and cash equivalents – end of year	$20,415	$8,255	$11,698

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Changes in Owners’ Equity

(In thousands, except number of units)

		General	Total
	Common	Partner	Owners'
	Unitholders	Interest	Equity
Balance, December 31, 2012	$1,072,175	$(12,351)	$1,059,824
Conversion of 40,264 vested phantom units	2,365	-	2,365
Proceeds from public equity offering, net of offering costs of $226	204,301	-	204,301
Contributions from general partner	-	4,508	4,508
Distributions	(137,363)	(2,763)	(140,126)
Equity–based compensation	16,942	346	17,288
Net loss	(74,702)	(1,525)	(76,227)
Balance, December 31, 2013	1,083,718	(11,785)	1,071,933
Contributions from general partner	-	154	154
Distributions	(151,915)	(3,063)	(154,978)
Equity–based compensation	18,903	386	19,289
Other	(5)	-	(5)
Net income	127,125	2,595	129,720
Balance, December 31, 2014	1,077,826	(11,713)	1,066,113
Contribution from general partner	-	91	91
Distributions	(98,985)	(1,994)	(100,979)
Equity–based compensation	11,761	240	12,001
Net income	20,907	426	21,333
Balance, December 31, 2015	$1,011,509	$(12,950)	$998,559

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

With the sale of the Partnership’s interest in Cardinal Gas Services, LLC (“Cardinal”) in October 2014 and the sale of its interest in Utica East Ohio Midstream LLC (“UEO”) in June 2015, the Partnership no longer operates in the midstream segment, and the Partnership has reclassified its consolidated financial statements for all periods presented to reflect the operations of its midstream segment as discontinued operations (see Note 13). Accordingly, in the consolidated balance sheets, amounts previously included in “Investments in unconsolidated affiliates” have been reclassified to ”Assets held for sale” and, in the consolidated statements of operations, amounts previously included in “Equity in income of unconsolidated affiliates” have been reclassified to “Income from discontinued operations.” The Partnership now operates in one reportable segment engaged in the acquisition, development and production of oil and natural gas properties and all of our operations are located in the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the operations of the Partnership and all of its wholly–owned subsidiaries (“we,” “our” or “us”). All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and units, respectively, unless otherwise indicated.

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

As of December 31, 2015 and 2014, we did not have any reserves for doubtful accounts, and we did not incur any expense related to bad debts. We do not have any off–balance sheet credit exposure related to our customers.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Property and Depreciation

Our oil, natural gas and natural gas liquids producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Capitalized costs associated with unproved properties totaled $67.6 million and $117.7 million as of December 31, 2015 and December 31, 2014, respectively. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain non–producing leasehold costs are expensed as incurred. For 2015, 2014 and 2013, we recorded dry hole and exploration costs of $3.7 million, $6.7 million and $2.4 million, respectively.

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

Impairment of Oil and Natural Gas Properties

We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. For 2015, 2014 and 2013, we recorded impairment charges of $86.9 million, $103.3 million and $76.9 million, respectively, related to proved oil and natural gas properties as the carrying amounts of such properties were determined not to be recoverable (see Note 7). Since December 31, 2015, commodity prices have continued to deteriorate. If commodity prices do not improve before March 31, 2016, we anticipate additional impairments of our oil and natural gas properties.

Unproved oil and natural gas properties are assessed periodically on a property–by–property basis, and any impairment in value is recognized. For 2015, 2014 and 2013, we recorded impairment charges of $49.8 million, $10.7 million and $8.5 million, respectively, related to unproved oil and natural gas properties where we had a change in development plans for the acreage.

Goodwill

We recorded $65.9 million of goodwill in conjunction with our October 2015 acquisitions (see Note 4). Goodwill was calculated as the excess of the purchase price over the estimated fair values of the assets acquired net of the liabilities assumed in the acquisitions. The goodwill was not amortized, but was evaluated for impairment as the declining oil and natural price environment indicated the carrying value of goodwill may not be recoverable (see Note 7).

The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2014	$-
Goodwill acquired during the year	65,924
Impairment losses	(65,924)
Balance as of December 31, 2015	$-

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

Revenue Recognition

Oil, natural gas and natural gas liquids revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no significant gas imbalances at December 31, 2015 or 2014.

We own and operate a network of natural gas gathering systems in the Appalachian Basin and the Monroe field in Northern Louisiana which gather and transport owned natural gas and a small amount of third party natural gas to intrastate, interstate and local distribution pipelines. Natural gas gathering and transportation revenue is recognized when the natural gas has been delivered to a custody transfer point.

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

In October 2015, we acquired Belden & Blake Corporation (“Belden”), a taxable entity (see Note 4). We used the asset and liability method of accounting for income taxes. Under this method, deferred taxes were provided for temporary differences as of the date of acquisition between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In December 2015, Belden was converted from a corporation into a single member limited liability company (see Note 12).

Earnings per Limited Partner Unit

We use the two–class method to compute earnings per limited partner unit. The two-class method is an earnings allocation formula that determines earnings per unit for our common units and participating securities as if all earnings for the period had been distributed. As our unvested phantom units and our earned but unvested performance units participate in dividends on an equal basis with our common units, they are considered to be participating securities. Earnings used in the determination of earnings per limited partner unit for the current reporting period are reduced by the amount of earnings allocated to the general partner and available cash that will be distributed to the limited partners and the participating securities. The undistributed earnings, if any, are then allocated to the limited partners and the participating securities in accordance with the terms of the partnership agreement. Basic and diluted earnings per limited partner unit are then calculated by dividing earnings, after deducting the amount allocated to the general partner and the earnings attributable to the participating securities, by the weighted average number of outstanding limited partner units during the period.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

Concentration of Credit Risk

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of December 31, 2015, all of our counterparties have performed pursuant to their derivative contracts.

Our oil, natural gas and natural gas liquids revenues are derived principally from uncollateralized sales to numerous companies in the oil and natural gas industry; therefore, our customers may be similarly affected by changes in economic and other conditions within the industry. We have experienced no significant credit losses on such sales in the past.

In 2015, two customers accounted for 17.1% and 10.8%, respectively, of our consolidated oil, natural gas and natural gas liquids revenues. In 2014 and 2013, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but, that over time, we would be able to replace our major customers.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09, Revenue from Contracts with Customers. This ASU superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. In August 2015, the FASB issued ASU 2015–14 that deferred the adoption of ASU 2014–09 for one year. The provisions of ASU 2014–09 are now applicable to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We have not yet determined the effect that adopting this ASU will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015–03, Interest – Imputation of Interest. This ASU changes the presentation of debt issuance costs in financial statements. Under ASU 2015–03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. As the guidance in this ASU did not address presentation or subsequent measurement of debt issuance costs related to line–of–credit arrangements, the FASB issued ASU 2015–15, Interest – Imputation of Interest, in August 2015 to clarify that these presentation requirements did not apply to line–of–credit arrangements. We adopted ASU 2015–03 and ASU 2015–15 on December 31, 2015, which required that we apply the guidance on a retrospective basis, wherein our consolidated balance sheets for all periods presented were adjusted to reflect the effects of applying the guidance. Accordingly, as of December 31, 2014, we reclassified $3.0 million of debt issuance costs previously reported in “Other assets” to “Long–term debt, net” on our consolidated balance sheet. In addition, as of December 31, 2015, we presented $2.0 million of debt issuance costs as a reduction of long–term debt on our consolidated balance sheet.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

No other new accounting pronouncements issued or effective during the year ended December 31, 2015 have had or are expected to have a material impact on our consolidated financial statements.

Subsequent Events

We evaluated subsequent events for appropriate accounting and disclosure through the date these consolidated financial statements were issued.

NOTE 3. EQUITY–BASED COMPENSATION

EV Management has a long–term incentive plan (the “Plan”) for employees, consultants and directors of EV Management and its affiliates who perform services for us. The Plan, as amended, allows for the award of unit options, phantom units, performance units, restricted units and deferred equity rights. As of December 31, 2015, the aggregate amount of our common units that may be awarded under the plan was 4.5 million units. Unless earlier terminated by us or unless all units available under the Plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016. The compensation committee of the board of directors administers the Plan.

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

We estimated the fair value of these phantom units using the Black–Scholes option pricing model. The following assumptions were used to estimate the weighted average fair value of these phantom units for the years ended December 31:

	2015	2014	2013
Weighted average fair value of phantom units	$2.61	$22.77	$31.92
Expected volatility	62.33%	34.52%	30.78%
Risk–free interest rate	1.13%	0.87%	0.68%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.1	4.0	4.0

We calculated estimated volatility using historical daily prices for two years prior to the grant date. The risk–free interest rate was based on U.S. Treasury yield curves. The dividend yield is not taken into account as recipients are entitled to receive all distributions underlying the phantom units.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Activity related to these phantom units is as follows:

	Number	Weighted Average
	of	Grant Date
	Phantom Units	Fair Value
Nonvested phantom units as of December 31, 2014	988,325	$37.00
Granted	1,088,303	2.61
Vested	(338,661)	44.93
Forfeited	(48,719)	32.25
Nonvested phantom units as of December 31, 2015	1,689,248	$13.39

The total grant date fair value of the phantom units vested in 2015, 2014 and 2013 was $15.2 million, $11.9 million and $8.5 million, respectively.

We recognized compensation cost related to these phantom units of $11.8 million, $13.9 million and $11.9 million in 2015, 2014 and 2013. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

As of December 31, 2015, there was $14.7 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 2.5 years.

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

The total fair value of the phantom units vested in 2013 was $2.4 million, and we recognized compensation cost related to these phantom units of $0.2 million in 2013. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

Performance Units

In September 2011, we issued 0.3 million performance units to certain employees and executive officers of EV Management and its affiliates. These performance units vested 25% each year beginning in January 2012 subject to our common units achieving certain market prices. We accounted for the performance units as equity awards. We estimated the fair value of 0.1 million of the performance units using the Black–Scholes option pricing model, as the market price had already been achieved for those performance units. We estimated the fair value of the remainder of the market condition performance units using the Monte Carlo simulation model.

Activity related to these performance units is as follows:

	Number of	Weighted Average
	Performance	Grant Date
	Units	Fair Value
Nonvested performance units as of December 31, 2014	193,500	$64.07
Vested	(21,500)	73.78
Forfeited	(172,000)	59.21
Nonvested performance units as of December 31, 2015	-	$-

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The total grant date fair value of the performance units vested in 2015, 2014 and 2013 was $1.6 million, $1.4 million and $1.6 million, respectively.

We recognized compensation cost related to our performance units of $0.2 million, $5.4 million and $5.4 million in 2015, 2014 and 2013, respectively. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

NOTE 4. ACQUISITIONS

2015

In October 2015, we made the following acquisitions from certain institutional partnerships managed by EverVest, a related party:

•	we acquired Belden for $111.1 million, and we recognized $5.6 million of oil, natural gas and natural gas liquids revenues related to this acquisition in our consolidated statement of operations for 2015;

•	we acquired oil and natural gas properties in the Austin Chalk for $25.9 million, and we recognized $4.9 million of oil, natural gas and natural gas liquids revenues related to this acquisition in our consolidated statement of operations for 2015; and

•	we acquired oil and natural gas properties in the Appalachian Basin and the San Juan Basin for $122.0 million, and we recognized $4.5 million of oil, natural gas and natural gas liquids revenues related to this acquisition in our consolidated statement of operations for 2015.

These acquisitions were not accounted for as common control transactions as EnerVest does not control the institutional partnerships that sold the oil and natural gas properties.

As part of the acquisition of oil and natural gas properties in the San Juan Basin, we assumed an obligation to deliver approximately 2.4 billion cubic feet (“Bcf”) of natural gas through December 31, 2016 under previously existing volumetric production payment (“VPP”) agreements. Under these agreements, certain of these oil and natural gas properties are subject to fixed–term overriding royalty interests which had been conveyed to the VPP purchaser. While we are obligated under these agreements to produce and deliver to the purchaser its portion of future natural gas production from these oil and natural gas properties, we retain control of these oil and natural gas properties and rights to future development drilling. If production from the oil and natural gas properties subject to the VPP is inadequate to deliver the natural gas provided for in the VPP, we have an obligation to make up the shortfall in accordance with the provisions of the agreements.

At December 31, 2015, the remaining obligation under these agreements was approximately 1.9 Bcf of natural gas, and we have a liability of $4.0 million for the cost to produce and deliver to the VPP purchasers their portion of future natural gas production from these oil and natural gas properties.

In 2015, we recorded $0.1 million of accretion expense related to this VPP obligation.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

We accounted for these acquisitions as business combinations. The following table reflects pro forma revenues and net income for the years ended December 31, 2015 and 2014 as if these acquisitions had taken place on January 1, 2014. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	2015	2014
Revenues:
Historical	$177,971	$339,405
Belden	24,292	65,453
Austin Chalk	9,235	24,074
Appalachian and San Juan Basins	23,738	59,490
Pro forma revenues	$235,236	$488,422

Net income (loss):
Historical	$21,333	$129,720
Belden	(76,910)	(1,794)
Austin Chalk	1,217	11,395
Appalachian and San Juan Basins	414	19,380
Pro forma net income	$(53,946)	$158,701

The recognized fair values of the identifiable assets acquired and liabilities assumed in connection with these acquisitions are as follows:

			Appalachian
			and San Juan
	Belden	Austin Chalk	Basins	Total
Cash	$8,665	$-	$-	$8,665
Accounts receivable	7,901	-	-	7,901
Derivative asset	2,711	-	-	2,711
Other current assets	1,053	318	1,318	2,689
Proved oil and natural gas properties	105,626	28,513	136,176	270,315
Unproved oil and natural gas properties	-	1,020	-	1,020
Goodwill	45,681	-	20,243	65,924
Long-term derivative assets	128	-	-	128
Other assets	1,150	-	-	1,150
Accounts payable and accrued liabilities	(11,308)	(256)	(5,456)	(17,020)
Income taxes	(974)	-	-	(974)
Deferred taxes	(13,409)	-	-	(13,409)
Asset retirement obligations	(35,551)	(3,698)	(30,260)	(69,509)
Other long-term liabilities	(569)	-	-	(569)
	$111,104	$25,897	$122,021	$259,022

The amounts allocated to goodwill represent the future benefits arising from acquiring these assets from EnerVest, which has experience operating these properties, and from adding balance to our existing portfolio by increasing our positions in the Appalachian Basin, Michigan, the San Juan Basin and the Austin Chalk. Of the $65.9 million allocated to goodwill, $20.2 of the amount will be deductible for income tax purposes.

The amounts included in the table above are preliminary with respect to accruals and working capital adjustments and include the use of estimates based on information that was available at the time these audited consolidated financial statements were prepared. We believe that the estimates used are reasonable; however, the estimates are subject to change as additional information becomes available.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

2013

In March 2013, we received final purchase price settlements of $8.0 million related to our August 2012 acquisition of additional working interests in acreage in Ohio.

In November 2013, we, along with certain institutional partnerships managed by EnerVest, acquired natural gas properties in the Barnett Shale. We acquired a 31% proportional interest in these properties for an aggregate purchase price of $66.0 million. We recognized $1.4 million of oil, natural gas and natural gas liquids revenues related to these acquisitions in our consolidated statement of operations for 2013.

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

NOTE 5. DIVESTITURES

2015

In 2015, we closed on the sale of non–core oil and natural gas properties for aggregate proceeds of $1.5 million.

2014

We, along with certain institutional partnerships managed by EnerVest, closed on the sale of certain deep rights in the Eagle Ford formation in Burleson, Brazos and Grimes Counties, Texas, and our share of the proceeds was $33.8 million. We retained all non–Eagle Ford formation rights, including the Austin Chalk formation and corresponding production.

We sold oil and natural gas properties in East Texas for $5.8 million. In conjunction with the sale, we incurred an additional impairment charge of $0.2 million (see Note 8). Operating results related to these properties were included in our exploration and production segment.

In addition, we closed on the sale of additional Utica Shale acreage in Ohio and six non–core oil and natural gas wells in the Permian Basin for aggregate proceeds of $5.6 million.

2013

We closed on sales of Utica Shale acreage in Ohio and received proceeds of $44.1 million for these acres.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2015, we had entered into oil, natural gas and natural gas liquids derivatives with the following terms:

		Weighted
		Average
	Hedged	Fixed
Period Covered	Volume	Price
Oil (MBbls):
Swaps – 2016	366.0	$90.14

Natural Gas (MmmBtus):
Swaps – 2016	39,894.0	3.57
Swaps – 2017	21,900.0	3.24

Natural Gas Liquids (MBbls):
Swap – 2016	3.7	9.14

As of December 31, 2015, we had also entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
January 2017 – December 2017	$100,000	1 Month LIBOR	1.039%
January 2018 – September 2020	100,000	1 Month LIBOR	1.795%

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the fair values and classification of our outstanding derivatives:

		Gross	Net Amounts
		Amounts	of Assets
	Gross	Offset	Presented
	Amounts	in the	in the
	of	Consolidated	Consolidated
	Recognized	Balance	Balance
	Assets	Sheets	Sheets
Derivatives:
As of December 31, 2015:
Derivative asset	$60,662	$-	$60,662
Long–term derivative asset	10,741	-	10,741
Total	$71,403	$-	$71,403

As of December 31, 2014:
Derivative asset	$114,754	$(1,710)	$113,044
Long–term derivative asset	20,647	-	20,647
Total	$135,401	$(1,710)	$133,691

		Gross	Net Amounts
		Amounts	of Liabilities
	Gross	Offset	Presented
	Amounts	in the	in the
	of	Consolidated	Consolidated
	Recognized	Balance	Balance
	Liabilities	Sheets	Sheets
Derivatives:
As of December 31, 2014:
Derivative liability	$1,710	$(1,710)	$-
Long–term derivative liability	-	-	-
Total	$1,710	$(1,710)	$-

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

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of December 31, 2015 and 2014, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

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
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2015:
Assets:
Oil, natural gas and natural gas liquids derivatives	$70,356	$-	$70,356	$-
Interest rate swaps	1,047	-	1,047	-
	$71,403	$-	$71,403	$-

As of December 31, 2014:
Assets – Oil and natural gas derivatives	$135,401	$-	$135,401	$-

Liabilities – Interest rate swaps	$1,710	$-	$1,710	$-

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives using the income approach using inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in 2015.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Nonrecurring Basis

The following table presents the fair value hierarchy table for our net assets and liabilities that are required to be measured at fair value on a nonrecurring basis:

		Fair Value Measurements at the End of
		the Reporting Period
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Year ending December 31:
2015:
Long–lived assets held and used	$52,406	$-	$-	$52,406	$86,892
Goodwill	-	-	-	-	65,924
	$52,406	$-	$-	$52,406	$152,816

2014:
Long–lived assets held and used	$83,043	$-	$-	$83,043	$103,118
Long–lived assets held for sale	5,801	-	5,801	-	164
	$88,844	$-	$5,801	$83,043	$103,282

2013:
Long–lived assets held and used	$55,163	$-	$-	$55,163	$76,342
Long–lived assets held for sale	8,012	-	8,012	-	514
	$63,175	$-	$8,012	$55,163	$76,856

Long–lived Assets Held and Used

As a result of reductions in estimated future net cash flows primarily caused by the decrease in prices for oil, natural gas and natural gas liquids, we incurred impairment charges of $86.9 million, $103.1 million and $76.3 million in 2015, 2014 and 2013, respectively, to write down oil and natural gas properties to their fair value. These impairment charges were included in earnings in 2015, 2014 and 2013, respectively.

The fair values were determined using the income approach and were based on the expected present value of the future net cash flows from proved reserves. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production, appropriate risk–adjusted discount rates and other relevant data.

Long–lived Assets Held for Sale

In 2014 and 2013, we incurred additional impairment charges of $0.2 million and $0.5 million, respectively, to write down assets held for sale to their fair value. These impairment charges were included in earnings for 2014 and 2013, respectively.

The fair values were determined using Level 2 inputs consisting of the mutually agreed upon selling price we received upon the sale of these oil and natural gas properties.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Goodwill

In 2015, we determined that the carrying amount of goodwill was impaired due to the continued decline in oil, natural gas and natural gas liquids prices. We have only one reporting unit, and we determined the fair value of the reporting unit using a combination of the market approach and the income approach. Under the market approach, the fair value was based on the quoted market price for our common units as of December 31, 2015 (our market capitalization), adjusted for a control premium. The determination of the control premium was based on our judgment as to what we believe would be standard in our industry. Under the income approach, the fair value was based on the expected present value of the future net cash flows. Significant Level 3 assumptions associated with the calculation of the fair value included estimates of future prices, production costs, development expenditures, anticipated production, appropriate risk–adjusted discount rates and other relevant data. We then determined the implied fair value of goodwill by subtracting the estimated fair values of the reporting unit’s assets net of liabilities from the fair value of the reporting unit. As the carrying amount of the goodwill exceeded the implied fair value of the goodwill, we recognized a $65.9 million impairment loss for the difference between the carrying amount and the implied fair value of goodwill.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. As of December 31, 2015 and December 31, 2014, the estimated fair value of our senior notes due 2019 was $211.9 million and $427.5 million, respectively, which differs from the carrying value of $423.6 million and $496.3 million, respectively. The fair value of the senior notes due 2019 was determined using Level 2 inputs.

NOTE 8. ASSET RETIREMENT OBLIGATIONS

The changes in the aggregate ARO are as follows:

Balance as of December 31, 2013	$103,173
Liabilities incurred and assumed in acquisitions	753
Accretion expense	4,835
Revisions in estimated cash flows	432
Settlements and divestitures	(3,420)
Balance as of December 31, 2014	105,773
Liabilities incurred and assumed in acquisitions	70,005
Accretion expense	5,531
Revisions in estimated cash flows	1,344
Settlements and divestitures	(5,720)
Balance as of December 31, 2015	$176,933

As of December 31, 2015 and 2014, $2.9 million and $1.9 million, respectively, of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our consolidated balance sheets.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 9. LONG–TERM DEBT, NET

Long–term debt, net consisted of the following as of December 31:

	2015	2014

Credit facility	$265,000	$531,000
8.0% senior notes due 2019:
Principal outstanding	426,022	500,000
Unamortized discount and debt issuance costs (1)	(5,116)	(7,652)
Unaccreted premium (2)	2,708	4,001
	423,614	496,349
Total	$688,614	$1,027,349

_____________

(1)	Imputed interest rate of 8.87% and 8.52% for 2015 and 2014, respectively.

(2)	Imputed interest rate of 7.35% and 7.62% for 2015 and 2014, respectively.

Credit Facility

As of December 31, 2015, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. As of December 31, 2015, we have a $0.4 million letter of credit outstanding. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of senior secured debt to EBITDAX of no greater than 3.0 to 1.0. As of December 31, 2015, we were in compliance with these financial covenants.

The facility does not require any repayments of amounts outstanding until it expires in February 2020. Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.73% and 2.98% at December 31, 2015 and 2014, respectively).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of December 31, 2015, the borrowing base under the facility was $625.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

8.0% Senior Notes due 2019

Our 8.0% senior unsecured notes due 2019 (the “Notes”) were issued under an indenture dated March 22, 2011, (the “Indenture”), mature April 15, 2019, and bear interest at 8.0%.  Interest is payable semi–annually.  The Notes are general unsecured obligations and are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither the Parent nor Finance have independent assets or operations apart from the assets and operations of our subsidiaries.

In 2015, we redeemed $74.0 million of the Notes for $50.0 million, resulting in a gain on the early extinguishment of debt of $24.0 million.

The remaining Notes are subject to redemption, at our option, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the Notes to be redeemed to the applicable redemption date, if redeemed during the twelve–month period beginning on April 15 of the years indicated below:

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Year	Percentage
2016	102.00%
2017 and thereafter	100.00%

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2015 and 2014.

We have entered into a firm agreement for the future transportation and processing of natural gas. We are obligated to transport minimum daily natural gas volumes. As of December 31, 2015, our future minimum transportation fees under this agreement are as follows for the years ended December 31:

2016	$619
2017	618
2018	619
2019	618
2020	619
Thereafter	1,031
$4,124

NOTE 11. OWNERS’ EQUITY

Units Outstanding

At December 31, 2015, owner’s equity consists of 48,871,399 common units outstanding (including 4,956,505 common units held by our executive officers and directors), collectively representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Equity Offering

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Our general partner is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distributions Target Amount	Limited Partner	General Partner
Minimum quarterly distribution	$0.7615	98%	2%
First target distribution	Up to $0.875725	98%	2%
Second target distribution	Above $0.875725, up to $0.951875	85%	15%
Thereafter	Above $0.951875	75%	25%

The following sets forth the distributions we paid during the years ended December 31, 2015 and 2014:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 13, 2015	October 1, 2014 – December 31, 2014	$0.500	$25,274
May 15, 2015	January 1, 2015 – March 31, 2015	0.500	25,221
August 14, 2015	April 1, 2015 – June 30, 2015	0.500	25,243
November 13, 2015	July 1, 2015 – September 30, 2015	0.500	25,241
			$100,979

February 14, 2014	October 1, 2013 – December 31, 2013	$0.771	$38,696
May 15, 2014	January 1, 2014 – March 31, 2014	0.772	38,716
August 14, 2014	April 1, 2014 – June 30, 2014	0.773	38,760
November 14, 2014	July 1, 2014 – September 30, 2014	0.774	38,806
			$154,978

On January 25, 2016, the board of directors of EV Management declared a $0.075 per unit distribution for the fourth quarter of 2015 on all outstanding units. The distribution was paid on February 12, 2016 to unitholders of record at the close of business on February 5, 2016. The aggregate amount of the distribution was $3.9 million.

NOTE 12. INCOME TAXES

In December 2015, we converted Belden from a corporation into a single member limited liability company. As a result, the $13.4 million of deferred taxes recorded in the acquisition of Belden were realized. The benefit was offset by an $11.7 million current tax liability for the estimated federal and state taxes based on the fair value of Belden as of the date of conversion. As of December 31, 2015, Belden is no longer a tax paying entity.

Income taxes were as follows for the year ended December 31, 2015:

Current:
Federal	$11,207
State	235
11,442
Deferred:
Federal	(12,482)
State	(803)
(13,285)
$(1,843)

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Of the $236.0 million of loss from continuing operations before income taxes, $45.7 million represents the loss that is subject to federal taxation.

The effective tax rate on the loss subject to federal taxation differs from the U.S. statutory rate as follows for 2015:

Income taxes at U.S. statutory income tax rate	$(15,986)
Impairment of Belden goodwill	15,989
Belden deferred tax liability released at conversion	(2,070)
State income taxes, net of federal tax benefit	224
Income taxes	$(1,843)

Our tax filings for four years are subject to examination by federal and state tax authorities where we conduct our business. These examinations may result in assessments of additional tax that are resolved with the authorities or through the courts. We have evaluated whether any material tax position we have taken will more likely than not be sustained upon examination by the appropriate taxing authority. As we believe that all such material tax positions we have taken are supportable by existing laws and related interpretations, we believe there are no material uncertain tax positions to consider.

NOTE 13. DISCONTINUED OPERATIONS

Our midstream segment, which consisted of our investments in UEO and Cardinal, was engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio. In June 2015, we sold our interest in UEO and received net proceeds of $572.2 million and recognized a gain of $246.7 million. In October 2014, we sold our interest in Cardinal and received net proceeds of $161.1 million and recognized a gain of $92.1 million. These gains are included in “Income from discontinued operations.”

As a result of the reduction in the borrowing base under our facility upon the sale of our interest in UEO, we were required to repay $25.0 million of outstanding borrowings. Accordingly, $1.5 million of interest related to this $25.0 million and the write off of deferred financing costs related to the reduction in the borrowing base have been allocated to “Income from discontinued operations” in 2015.

Summarized financial information for our midstream segment was as follows:

2014 (1)
Current assets	$98,061
Noncurrent assets	1,381,773

Total assets	$1,479,834

Current liabilities	$37,967
Owner’s equity	1,441,867

Total liabilities and owner’s equity	$1,479,834

	2015 (1)	2014 (2)	2013 (2)
Revenues	$93,726	$237,344	$56,888
Operating income	49,171	109,003	4,955
Net income	49,525	109,660	5,125

_____________

(1)	Information is for UEO on a stand–alone basis through the date of divestiture.

(2)	Information is for UEO and Cardinal on a combined basis.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 14. EARNINGS PER LIMITED PARTNER UNIT

The following sets forth the calculation of earnings per limited partner unit for the years ended December 31:

	2015	2014	2013
(Loss) income from continuing operations	$(234,179)	$22,245	$(75,624)
General partner's 2% interest in (loss) income from continuing operations	4,684	(445)	1,513
Earnings attributable to unvested phantom units	(1,076)	(1,723)	(2,006)
Limited partners' interest in (loss) income from continuing operations	$(230,571)	$20,077	$(76,117)

Earnings per limited partner unit (basic and diluted)	$(4.72)	$0.41	$(1.75)

Income (loss) from discontinued operations	$255,512	$107,475	$(603)
General partner's 2% interest in income (loss) from discontinued operations	(5,110)	(2,150)	12
Earnings attributable to unvested phantom units	-	-	-
Limited partners' interest in income (loss) from discontinued operations	$250,402	$105,325	$(591)

Earnings per limited partner unit (basic and diluted)	$5.13	$2.17	$(0.01)

Net income (loss)	$21,333	$129,720	$(76,227)
General partner's 2% interest in net income (loss)	(426)	(2,595)	1,525
Earnings attributable to unvested phantom units	(1,076)	(1,723)	(2,006)
Limited partners' interest in net income (loss)	$19,831	$125,402	$(76,708)

Earnings per limited partner unit (basic and diluted)	$0.41	$2.58	$(1.76)

Weighted average limited partner units outstanding (basic and diluted)	48,853	48,563	43,691

As of December 31, 2015, there are no unearned performance units outstanding. As of both December 31, 2014 and 2013, 0.2 million unearned performance units were not included in the computation of diluted net income (loss) per limited partner unit because the effect would have been anti-dilutive.

NOTE 15. RELATED PARTY TRANSACTIONS

Pursuant to our omnibus agreement with EnerVest, we paid EnerVest $14.2 million, $12.1 million and $10.0 million in 2015, 2014 and 2013, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. During 2015, 2014 and 2013, we reimbursed EnerVest approximately $17.2 million, $17.0 million and $17.1 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis. These costs are included in lease operating expenses in our consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil, natural gas and natural gas liquids sales and distributes them to us and other working interest owners.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

In October 2015, we acquired oil and natural gas properties in the Appalachian Basin, the San Juan Basin, Michigan and the Austin Chalk from certain institutional partnerships managed by EverVest for a combined cash consideration of $259.0 million (see Note 4).

In 2011, we and certain institutional partnerships managed by EnerVest carved out 7.5% overriding royalty interests ("ORRI") from certain acres in Ohio (the "Underlying Properties"), which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership.  EnerVest is the general partner of this partnership.  The ORRI will entitle the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties.  We own a 48% limited partner interest in the partnership and account for our investment using the equity method of accounting. We recognized $0.2 million, $0.4 million and $0.2 million of income in 2015, 2014 and 2013, respectively, and we received $0.2 million, $0.3 million and $0.2 million of distributions in 2015, 2014 and 2013, respectively.

NOTE 16. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows as of and for the years ended December 31:

	2015	2014	2013
Supplemental cash flows information:
Cash paid for interest, net of capitalized interest of $5,741 and $7,276 at December 31, 2014 and 2013, respectively	$48,344	$49,444	$45,355
Cash (refunded) paid for income taxes	(115)	155	325

Non–cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	5,212	18,028	19,450

Accounts payable and accrued liabilities consisted of the following as of December 31:

	2015	2014

Costs for additions to oil and natural gas properties	$5,212	$18,028
Lease operating expenses	10,576	9,701
Interest	7,298	8,649
Production and ad valorem taxes	6,763	5,683
VPP	3,984	-
General and administrative expenses	2,864	2,317
Current portion of ARO	2,930	1,941
Derivative settlements	-	280
Other	3,508	1,279
Total	$43,135	$47,878

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 17. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015
Revenues (1)	$47,242	$44,456	$38,321	$47,952
Gross profit (2)	21,396	18,549	13,945	15,683
Net (loss) income (3)	(61,667)	164,102	(9,838)	(71,264)
Net (loss) income per limited partner unit:
Basic	$(1.25)	$3.25	$(0.20)	$(1.43)
Diluted	$(1.25)	$3.25	$(0.20)	$(1.43)

2014
Revenues	$95,339	$89,360	$84,531	$70,175
Gross profit (2)	65,451	59,433	54,105	39,126
Net (loss) income (3)	(6,253)	(9,023)	42,620	102,376
Net (loss) income per limited partner unit:
Basic	$(0.14)	$(0.19)	$0.85	$2.03
Diluted	$(0.14)	$(0.19)	$0.85	$2.03

 _____________

(1)	Includes the effects of the acquisitions of oil and natural gas properties in October 2015 (see Note 4).

(2)	Represents total revenues less lease operating expenses, cost of purchased natural gas and production taxes.

(3)	Includes gain on sale of our investment in UEO of $246.7 million in the second quarter of 2015 and gain on sale of our investment in Cardinal of $92.1 million in the fourth quarter of 2014.

NOTE 18. SUPPLEMENTARY INFORMATION ON OIL AND NATURAL GAS ACTIVITIES (UNAUDITED)

Capitalized costs relating to oil and natural gas producing activities are as follows at December 31:

	2015	2014
Proved oil and natural gas properties	$2,694,354	$2,371,866
Unproved oil and natural gas properties	67,600	117,738
	2,761,954	2,489,604
Accumulated depreciation, depletion and amortization	(971,499)	(778,679)
Net capitalized costs	$1,790,455	$1,710,925

Costs incurred in oil and natural gas property acquisition and development activities are as follows for the years ended December 31:

	2015	2014	2013
Acquisition of oil and natural gas properties:
Proved	$236,356	$-	$59,602
Unproved	1,020	-	6,018
Exploration costs	2,193	2,585	1,764
Development costs	55,109	103,840	108,486
Total	$294,678	$106,425	$175,870

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 19. ESTIMATED PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

Our estimated proved reserves are all located within the United States. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are expected to change as further information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil, natural gas and natural gas liquids reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used in these estimates. The estimates of our proved reserves as of December 31, 2015 have been prepared by Cawley, Gillespie & Associates, Inc. and Wright & Company, Inc., independent petroleum consultants. The estimates of our proved reserves as of December 31, 2014 and 2013 have been prepared by Cawley, Gillespie, & Associates, Inc., independent petroleum consultants.

The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated.

			Natural Gas
	Oil	Natural Gas	Liquids
	(MBbls) (1)	(Mmcf) (2)	(MBbls) (1)	Mmcfe (3)
Proved developed and undeveloped reserves:
As of December 31, 2012	13,508	609,546	35,679	904,669
Revisions of previous estimates	(760)	36,214	4,835	60,663
Purchases of minerals in place	21	67,291	496	70,395
Extensions and discoveries (4)	1,342	149,502	10,093	218,112
Production	(1,027)	(42,651)	(2,146)	(61,690)
Sales of minerals in place	-	(222)	(55)	(555)
As of December 31, 2013	13,084	819,680	48,902	1,191,594
Revisions of previous estimates (5)	(1,851)	(138,666)	(16,180)	(246,856)
Purchases of minerals in place	21	1,515	222	2,974
Extensions and discoveries (6)	1,900	81,571	5,767	127,571
Production	(1,052)	(43,363)	(2,311)	(63,540)
Sales of minerals in place	(194)	(8,545)	(257)	(11,247)
As of December 31, 2014	11,908	712,192	36,143	1,000,496
Revisions of previous estimates (7)	(3,319)	(194,442)	(9,028)	(268,522)
Purchases of minerals in place	11,852	214,578	7,468	330,504
Extensions and discoveries (8)	2,636	60,197	4,106	100,647
Production	(1,041)	(43,592)	(2,326)	(63,792)
Sales of minerals in place	(41)	(1,918)	(69)	(2,580)
As of December 31, 2015	21,995	747,015	36,294	1,096,753

Proved developed reserves:
December 31, 2012	11,153	473,223	24,832	689,133
December 31, 2013	10,443	578,274	29,056	815,268
December 31, 2014	9,783	599,664	30,766	842,956
December 31, 2015	13,919	644,984	30,091	909,047

Proved undeveloped reserves:
December 31, 2012	2,355	136,323	10,847	215,536
December 31, 2013	2,641	241,406	19,846	376,326
December 31, 2014	2,125	112,528	5,377	157,540
December 31, 2015	8,076	102,031	6,203	187,706

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

_____________

(1)	Thousands of barrels.

(2)	Million cubic feet.

(3)	Million cubic feet equivalent; barrels are converted to Mcfe based on one barrel of oil or natural gas liquids to six Mcf of natural gas equivalent.

(4)	Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (177.1 Bcfe).

(5)	Revisions were primarily attributable to the removal of 213.3 Bcfe of reserves that we had planned to develop at December 31, 2013, but based on current prices, we no longer expect to develop within the next five years.

(6)	Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (78.2 Bcfe) and the Appalachian Basin (33.0 Bcfe).

(7)	Revisions were primarily attributable to the Barnett Shale (120.7 Bcfe) and the Appalachian Basin (76.9 Bcfe) and are the result of the decrease in prices for oil, natural gas and natural gas liquids used in our December 31, 2015 reserve estimates from prices used in our December 31, 2014 reserve estimates.

(8)	Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (72.6 Bcfe) and the Appalachian Basin (16.9 Bcfe).

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

The standardized measure of discounted future net cash flows relating to estimated proved oil, natural gas and natural gas liquids reserves is presented below for the years ended December 31:

	2015	2014	2013
Future cash inflows	$3,285,271	$4,639,547	$4,998,790
Future production and development costs	(2,029,001)	(2,123,559)	(2,509,542)
Future income tax expenses	(7,769)	(18,266)	(22,091)
Future net cash flows	1,248,501	2,497,722	2,467,157
10% annual discount for estimated timing of cash flows	(712,051)	(1,404,419)	(1,427,372)
Standardized measure of discounted future net cash flows	$536,450	$1,093,303	$1,039,785

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

As specified by the SEC, the prices for oil, natural gas and natural gas liquids used in this calculation were the average prices during the year determined using the price on the first day of each month, except for volumes subject to fixed price contracts. The prices utilized in calculating our total estimated proved reserves at December 31, 2015, 2014 and 2013 were $50.28 per Bbl of oil, $2.587 per MMBtu of natural gas; $94.99 per Bbl of oil, $4.35 per MMBtu of natural gas; and $96.78 per Bbl of oil, $3.666 per MMBtu of natural gas, respectively. We do not include our commodity derivatives in the determination of our oil, natural gas and natural gas liquids reserves.

The principal sources of changes in the standardized measure of future net cash flows are as follows for the years ended December 31:

	2015	2014	2013
Standardized measure at beginning of period	$1,093,303	$1,039,785	$866,932
Sales and transfers of oil, natural gas and natural gas liquids produced, net of production costs	(68,479)	(216,972)	(194,942)
Net changes in prices and production costs	(682,598)	131,899	(1,264)
Extensions, discoveries and improved recovery, less related costs	26,082	113,127	113,714
Development costs incurred during the period	21,441	23,737	17,762
Revisions and other	(205,821)	(69,407)	53,427
Accretion of 10% timing discount	110,120	104,941	87,433
Changes in income taxes	4,362	1,725	(2,218)
Changes in estimated future development costs	19,925	(2,980)	1,692
Changes in timing and other	(31,118)	(28,853)	55,966
Purchase of minerals in place	250,646	4,376	41,810
Sales of minerals in place	(1,413)	(8,075)	(527)
Standardized measure of discounted future net cash flows	$536,450	$1,093,303	$1,039,785

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10–K for the fiscal year ended December 31, 2015. Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 25, 2016, our Board of Directors, after receiving the recommendation of our conflicts committee, approved an extension of our Omnibus Agreement with EnerVest through the end of 2016, at a monthly fee of $1,333,333. A copy of the extension agreement is filed as Exhibit 10.6 to this annual report on Form 10–K and incorporated herein by reference.

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

Our general partner is not elected by our unitholders and will not be subject to re–election on a regular basis in the future. Unitholders will not be entitled to elect the directors of EV Management or directly or indirectly participate in our management or operation. Our general partner is owned 71.25% by EnerVest, 23.75% by EnCap and 5.00% by EV Investors, which is owned 70% by EnerVest and 30% by our senior management.

Our general partner owes a fiduciary duty to our unitholders. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly nonrecourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are nonrecourse to it.

Board Leadership Structure

Our board of directors has no policy regarding the separation of the positions of chief executive officer and chairman. We do not have a lead independent director. EnCap is entitled to designate one director and EnerVest appoints the remainder. Holders of our common units have limited voting rights on matters affecting our governance or business, subject to any unitholder rights set forth in our partnership agreement.

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

Directors and Executive Officers

All of our executive management personnel, other than Messrs. Mercer and Bobrowski, are employees of EnerVest. Messrs. Mercer and Bobrowski are employees of EV Management and devote all of their time to our business and affairs.

We estimate that Messrs. Walker and Flory devote approximately 25% and 35%, respectively, of their time to our business. We also utilize a significant number of employees of EnerVest to operate our properties and provide us with certain general and administrative services. Under the omnibus agreement, we pay EnerVest a fee for its operational personnel who perform services for our benefit. During 2015, we paid EnerVest $14.2 million for general and administrative services, which fee will increase or decrease as we purchase or divest assets or as the costs to provide these services increase or decrease.

The following table shows information as of February 12, 2016 regarding members of our Board of Directors and executive officers of EV Management. Members of our Board of Directors are elected for one–year terms.

Name	Age	Position with EV Management
John B. Walker	70	Executive Chairman and Director
Michael E. Mercer	57	President, Chief Executive Officer and Director
Nicholas Bobrowski	38	Vice President and Chief Financial Officer
Ryan J. Flory	39	Controller
Mark A. Houser	54	Director
Kenneth Mariani	54	Director
Victor Burk (1) (2)	66	Director
James R. Larson (1)	66	Director
George Lindahl III (1) (2)	69	Director
Gary R. Petersen (2)	69	Director

____________

(1)	Member of the audit committee and the conflicts committee.

(2)	Member of the compensation committee.

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

Michael E. Mercer has served as our President and Chief Executive Officer since March 2015. Prior to that, he was our Senior Vice President and Chief Financial Officer since 2006. He was a consultant to EnerVest, Ltd. from 2001 to 2006. Prior to that, Mr. Mercer was an investment banker for 12 years. He was a Director in the Energy Group at Credit Suisse First Boston in Houston and a Director in the Energy Group at Salomon Smith Barney in New York and London. He holds a BBA in Petroleum Land Management from the University of Texas at Austin and an MBA from the University of Chicago Booth School of Business. Mr. Mercer was appointed our President and Chief Executive Officer, and director, effective March 1, 2015.

Nicholas P. Bobrowski has served as Vice President and Chief Financial Officer since March 2015. Prior to that, Mr. Bobrowski served as Director of Finance of EV Management since 2013. From 2007 to 2012, he was an energy investment banker with Citigroup Global Markets, where he rose to the level of Vice President in the Financial Strategy Group advising clients on valuation, liability, risk management and capital structure. Prior to that, he rose to the rank of Captain in the 25th Infantry Division of the United States Army after graduating with a BS in Economics from the United States Military Academy at West Point. Mr. Bobrowski also holds an MBA from the Sloan School of Management at MIT.

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

Mark A. Houser has been a member of our board since 2006. He was named Chief Executive Officer of University Lands in March 2015, where he oversees activities on 2.1 million acres of Permanent University lands that serve as a resource for both the University of Texas and Texas A&M University. Before joining University Lands, Mr. Houser served as our President and Chief Executive Officer from January 2012 through February 2015. Prior to that, he served as our President and Chief Operating Officer since 2006. He also served as Executive Vice President and Chief Operating Officer of EnerVest, Ltd. from 1999 through 2015. Prior to that, Mr. Houser was Vice President, United States Exploration and Production, for Occidental Petroleum Corporation (“Oxy”), where he helped lead Oxy’s reorganization of its domestic reserve base, including the successful $3.65 billion acquisition of the Elk Hills Naval Petroleum Reserve. In 1989 he joined Canadian Occidental Petroleum, Ltd. (now Nexen Inc.), where he held positions of increasing responsibility, including Vice President of Corporate Planning and Investor Relations in Calgary and Vice President of Exploration for CXY Energy, Canadian Oxy’s United States subsidiary. Mr. Houser began his career as an engineer with Kerr–McGee Corporation. He holds a petroleum engineering degree from Texas A&M University and an MBA from Southern Methodist University. Mr. Houser serves as the chairman of the industry board of the Texas A&M University Department of Petroleum Engineering and is a member of the Society of Petroleum Engineers. Mr. Houser was recently inducted into the Texas A&M Petroleum Engineering Academy of Distinguished Graduates. Additionally, he serves on the board of directors for the Methodist Hospital System and on the administrative board of Chapelwood United Methodist Church.

Kenneth Mariani was appointed to the board in February 2015. He currently serves as the President of EnerVest, Ltd., a position he has held since January 2014. Prior to that, he served as Executive Vice President of EnerVest, Ltd. and President and Chief Executive Officer of EnerVest Operating Company from January 2012 to January 2014. Mr. Mariani joined EnerVest in 2000 and was Senior Vice President and General Manager – Eastern Division for 11 years. Prior to joining EnerVest, from 1991 to 2000, he served as Vice President of Operations for Energy Corporation of America (“ECA”), a privately held exploration and production company, and was responsible for engineering, land, geology and production operations. Prior to his role at ECA, he held various engineering positions at Conoco, Inc., in the Midland, TX, and Rocky Mountain Divisions. Mr. Mariani holds a degree in Chemical Engineering from the University of Pittsburgh, graduating cum laude with a petroleum option. He received his Master of Business Administration from The University of Texas of the Permian Basin and is a licensed Professional Engineer.

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

Composition of the Board of Directors

Effective March 1, 2015, EV Management’s board of directors was expanded from six to eight members, one of which, Mr. Petersen, was appointed by EnCap, and the remainder of which were appointed by EnerVest.

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

The audit committee has the sole authority and responsibility to retain and terminate our independent registered public accounting firm, resolve disputes with such firm, approve all auditing services and related fees and the terms thereof, and pre–approve any non–audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and meets with the audit committee on a regularly scheduled basis. During 2015, representatives of our independent registered public accounting firm attended all of our audit committee meetings. The audit committee may also engage the services of advisors and accountants as it deems advisable.

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

Meetings and Other Information

During 2015, the board of directors had eleven regularly scheduled and special meetings, the audit committee had four meetings, the compensation committee had two meetings and the conflicts committee had eleven meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of EV Management, we believe that during 2015, the officers and directors of EV Management and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Because our general partner is a limited partnership, its general partner, EV Management, manages our operations and activities. We do not directly employ any of the persons responsible for managing our business. Messrs. Mercer and Bobrowski are employees of EV Management, and we reimburse EV Management for the costs of their compensation. Messrs. Mercer and Bobrowski do not currently perform services for EnerVest or its affiliates (other than EV Management). Their compensation is approved by the compensation committee of EV Management’s board of directors, which we refer to as our compensation committee.

Mr. Walker is an officer of EV Management and is also an officer and employee of other subsidiaries of EnerVest. In these capacities, he performs services for us as well as for EnerVest and its other affiliates. In order to compensate Mr. Walker for the time he devotes to our business and to provide our compensation committee with oversight of the portion of his annual bonus reflecting his services to us, a portion of his cash bonus was reviewed and approved by our compensation committee, and we reimburse EnerVest for this cash bonus. In addition, Mr. Walker continues to participate in the Plan.

Our compensation committee discusses with EnerVest the philosophy used by EnerVest in setting the salaries and bonus compensation for its employees who perform services for us under the omnibus agreement. However, except for the bonus payment noted in the previous paragraph, the compensation committee has no role in determining the base salary and short–term and long–term incentive compensation paid to EnerVest employees. We pay EnerVest a fee under the omnibus agreement which is based in part on the compensation paid to EnerVest employees who perform work for us, but other than the portion of Mr. Walker’s cash bonus charged to us, we do not directly reimburse EnerVest for the costs of the compensation of Mr. Walker and our compensation committee does not oversee his annual compensation. Awards made to Messrs. Walker, Mariani and Flory and other employees of EnerVest under the Plan are determined by our compensation committee.

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

Objectives of Our Compensation Program

Our executive compensation program is intended to align the interests of our management team with those of our unitholders by motivating our executive officers to achieve strong financial and operating results for us, which we believe closely correlate to long–term unitholder value. In addition, our program is designed to achieve the following objectives:

•	attract and retain talented executive officers by providing reasonable total compensation levels competitive with that of executives holding comparable positions in similarly situated organizations;

•	provide total compensation that takes into account individual performance;

•	provide performance–based compensation that balances rewards for short–term and long–term results and takes into account both individual and our performance; and

•	encourage the long–term commitment of our executive officers to us and our unitholders’ long–term interests.

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

EnerVest provided our compensation committee with a summary of Longnecker & Associates’ analysis of the compensation of EnerVest employees who perform services for us, as well as Messrs. Mercer and Bobrowski, which the committee considered in approving the compensation of our executive officers. Like EnerVest, the compensation committee is under no obligation to follow the advice or recommendations on any compensation consultant. In conducting its analysis, Longnecker & Associates took into account factors including: current compensation for the named executives and directors, size of the company compared to the peer group, market talent pool conditions and market trends, commodity market factors, company performance, executive responsibility as compared to similar positions in the market and competitive compensation within our market.

Benchmarking

As part of the proposed compensation plan, our chief executive officer asked Longnecker & Associates to prepare an analysis of the compensation paid (based on survey data and proxy analysis) by a peer group composed of the following companies: Atlas Resource Partners, L.P.; Bill Barrett Corp.; BreitBurn Energy Partners, L.P.; Carrizo Oil & Gas, Inc.; Jones Energy, Inc.; Laredo Petroleum Holdings, Inc.; Legacy Reserves LP; Linn Energy, LLC; Matador Resources Company; Memorial Production Partners, L.P.; Memorial Resource Development Corp; PDC Energy, Inc.; Sanchez Energy Corporation; Ultra Petroleum Corp; and Vanguard Natural Resources, LLC. The compensation committee reviews the composition of the peer group each year. Longnecker & Associates reviewed peer group and survey data and made recommendations to management regarding executive and director compensation.

In connection with setting base salary for 2016 and bonus and long–term equity incentive compensation for 2015, our management and compensation committee used information regarding peer companies to check their base salary and bonus compensation decisions for reasonableness and to benchmark with respect to base salary, bonus and long–term equity incentive compensation. Our compensation committee does not employ a specific target or market percentile for any element of compensation. The compensation committee takes into consideration a number of factors in making compensation decisions.

Performance Metrics

With respect to bonus and long–term incentive awards, our compensation committee did not establish performance metrics for our executive officers for 2015 in order to remain flexible in our compensation practices. The compensation committee makes a subjective determination at the end of the fiscal year as to the appropriate compensation based on a recommendation from our chief executive officer and given their view of our performance for the year.

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

Employees who are eligible to participate in the Retirement Plan receive their cash compensation in two forms: (i) base salary and annual bonus, subject to applicable taxes and withholdings and (ii) a fully vested annual company contribution to the Retirement Plan. Therefore, the overall level of compensation is not enhanced for the Retirement Plan participants because a portion of compensation is contributed to the Retirement Plan by the company in lieu of current cash compensation. In 2015, the total bonus (“Total Bonus”) paid to both Messrs. Mercer and Bobrowski were inclusive of the amount delivered in cash and in company contributions under the Retirement Plan. In 2014, the total base salary (“Total Base Salary”) for Mr. Mercer was inclusive of the amount delivered in cash and in company contributions under the Retirement Plan.

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

Messrs. Mercer and Bobrowski participate in the Retirement Plan and received discretionary profit sharing 401(k) contributions in an allocation group which paid a higher percent of their compensation than allocated to other participants.

We reimburse EnerVest for any amounts contributed to the Retirement Plan and the 401(k) plan attributable to Messrs. Mercer and Bobrowski. In the Summary Compensation Table, the present values of benefits under the Retirement Plan are reflected under the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” and the contributions to the 401(k) plan are included under “All Other Compensation.” Additional information about the Retirement Plan is set forth under “–Retirement Plan,” below.

Base Salary

We pay base salary in order to recognize each executive officer's unique value and historical contributions to our success in light of salary norms in the industry and the general marketplace; to effectively compete with others for executive talent; to provide executives with sufficient, regularly–paid income; and to reflect position and level of responsibility.

To provide stability and appropriate incentive, Mr. Mercer is party to an employment agreement which sets his minimum base salary per annum. In the compensation committee’s discretion, however, his base salary may be increased based upon performance and subjective factors.

For 2015, after comparing our executives’ base salary with our peer group, and based on the recommendation of our chief executive officer, the compensation committee targeted base salary for Mr. Mercer at approximately the 25th percentile of the peer group. This resulted in a base salary for Mr. Mercer of $286,000, which compares with a Total Base Salary of $275,000 for 2014. In February 2015, Mr. Mercer’s base salary was increased to $350,000 in conjunction with his promotion to Chief Executive Officer of EV Management.

In February 2015, in conjunction with Mr. Bobrowski’s appointment as the Chief Financial Officer of EV Management, the compensation committee set the base salary for Mr. Bobrowski at $230,000. As his appointment was not effective until March 1, 2015, his actual pro rated base salary received for 2015 was $225,000.

In an effort to further reduce costs, our chief executive officer recommended, and the committee approved, reducing the base salaries for 2016 for Messrs. Mercer and Bobrowski by 10%, effective March 1, 2016. The actual pro rated base salaries for 2016 will be $320,833 for Mr. Mercer and $210,833 for Mr. Bobrowski. This results in total direct compensation (base salary, bonus and long–term incentive) for Messrs. Mercer and Bobrowski below the 25th percentile of the peer group.

Cash Bonus

We include an annual cash bonus as part of our compensation program because we believe this element of compensation helps to motivate management to achieve key operational objectives by rewarding the achievement of these objectives. The annual cash bonus also allows us to be competitive from a total remuneration standpoint. Our compensation committee also reviewed and approved a portion of the cash bonus paid to Mr. Walker.

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

Our chief executive officer recommended the cash bonus to be paid to Messrs. Mercer and Bobrowski. In this recommendation, the compensation committee, in determining the cash bonus amounts, took into account its belief that the efforts of Messrs. Mercer and Bobrowski directly affected our success in 2015, in particular, by contributing to our achievement of the following milestones:

•	we closed on the sale of our interest in UEO for $572.2 million;

•	we closed on the acquisition of oil and natural gas properties from certain institutional partnerships managed by EnerVest for $259.0 million;

•	we repurchased $74.0 million of our senior notes due 2019 for $50.0 million;

•	we amended our credit facility to extend the maturity to February 2020, increase the borrowing base to $625.0 million, which we believe will be reduced at our next redetermination, and ease leverage covenants until 2018; and

•	we ended the year with over $380.0 million of liquidity between borrowing base capacity and cash on hand.

In 2015, Mr. Mercer received a Total Bonus of $125,000, of which $94,170 was the amount contributed to the Retirement Plan and $30,830 was delivered in cash. The Total Bonus represents 36% of his base salary, which amount placed Mr. Mercer below the 25th percentile of cash bonus compensation of our peer group. In 2015, Mr. Bobrowski received a Total Bonus of $100,000, of which $5,959 was the amount contributed to the Retirement Plan and $94,041 was delivered in cash. The Total Bonus represents 43% of his base salary, which amount placed Mr. Bobrowski below the 25th percentile of cash bonus compensation of our peer group. The bonuses for Messrs. Mercer and Bobrowski also reflected the committee’s determination that their performances in accomplishing the milestones for 2015 described above were very strong.

In addition, Mr. Walker was awarded a cash bonus of $83,000, representing a portion of his total annual compensation paid by us and EnerVest. The amount of his bonus was recommended to our compensation committee by Mr. Walker based on his subjective view as to appropriate compensation levels taking into account the performance milestones discussed above and, in the case of Mr. Walker, the amount of time he spent on our business activities. The compensation committee then determined to accept this recommendation.

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

Awards under the Plan may be unit options, phantom units, performance units, restricted units and deferred equity rights, or DERs, and the aggregate amount of our common units that may be awarded under the Plan is 4.5 million units. As of December 31, 2015, there are 1.0 million units available for issuance. Unless earlier terminated by us or unless all units available under the plan have been paid to participants, the Plan will terminate as of the close of business on September 20, 2016.

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

Phantom Units – Messrs. Mercer and Bobrowski were granted 91,250 and 37,500 phantom units, respectively, in December 2015. These phantom units vest as described above over a four year period. These awards were recommended to our compensation committee by our chief executive officer based on his subjective view as to appropriate compensation levels taking into consideration the performance milestones described above. Our compensation committee reviewed these recommendations with our chief executive officer. In addition, our compensation committee compared the recommended award amounts with similar awards to our peer group. In determining final grant amounts, the committee also took into account the leadership roles of Messrs. Mercer and Bobrowski in causing us to achieve the milestones described above. The phantom units granted to Messrs. Mercer and Bobrowski were below the 25th percentile of the peer group.

Mr. Walker made a recommendation to the compensation committee for the appropriate level of awards to be made to Mr. Walker based on his subjective view as to the appropriate compensation given the milestones achieved as discussed above. The compensation committee reviewed this recommendation and made a subjective determination as to the appropriate award level given the achievement of such milestones. The committee also compared this award determination to similar awards by our peer group. In determining the final grant amount, the committee took into account Mr. Walker’s leadership role in causing us to achieve the milestones described above and considered the peer group review. Accordingly, Mr. Walker was granted 112,500 phantom units in December 2015. The 2015 award puts Mr. Walker below the 25th percentile, after taking into account the percentage of his time devoted to our business. The value of the phantom units granted to Mr. Walker is deducted in calculating the omnibus fee we pay to EnerVest.

Benefits

We believe in a simple, straight–forward compensation program and, as such, Messrs. Mercer and Bobrowski are not provided unique perquisites or other personal benefits. Consistent with this strategy, no perquisites or other personal benefits have or are expected to exceed $10,000 for Messrs. Mercer and Bobrowski.

Through EnerVest, we provide company benefits that we believe are standard in the industry. These benefits consist of a group medical, dental and vision insurance program for employees and their qualified dependents, group life insurance for employees, accidental death and dismemberment coverage for employees, a 401(k) employee savings and investment plan, and a defined benefit plan.

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

Other Compensation Related Matters

Although we encourage our named executive officers to acquire and retain ownership in us, we do not have a policy requiring maintenance of a specified equity ownership level. As of February 12, 2016, our named executive officers beneficially owned in the aggregate approximately 6.0% of our common units (excluding any unvested equity awards). In addition, through their ownership of EnerVest and EV Investors, our executive officers also have a substantial indirect ownership interest in our general partner.

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

Compensation Committee:

George Lindahl III (Chairman)

Victor Burk

Gary R. Petersen

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our named executive officers. We reimburse EV Management for the costs of salaries and bonuses for Messrs. Mercer and Bobrowski. Our compensation committee approved, and we reimbursed EnerVest for, cash bonuses paid to Mr. Walker in 2015 and Messrs. Walker and Houser in 2014 and 2013 and listed in the table below. Mr. Walker is, and Mr. Houser was, compensated by EnerVest. We pay EnerVest a fee under the omnibus agreement, but, other than the cash bonuses listed in the table below, we do not directly reimburse EnerVest for the costs of their salaries and bonuses. Compensation for Mr. Flory is not included in the table as it was less than $100,000.

There was no compensation awarded to, earned by or paid to any of the named executive officers related to option awards or non–equity incentive compensation plans.

					Change in Pension Value
					and Nonqualified
					Deferred Compensation	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards (2)	Earnings (3)	Compensation (4)	Total
John B. Walker	2015	$-	$83,000	$281,250	$-	$124,500	$488,750
Executive Chairman	2014	-	150,000	569,250	-	218,618	937,868
	2013	-	150,000	670,320	-	266,670	1,086,990
Mark A. Houser (5)	2015	-	-	-	-	30,500	30,500
President, Chief Executive	2014	-	150,000	569,250	-	205,099	924,349
Officer	2013	-	150,000	670,320	-	240,541	1,060,861
Michael E. Mercer	2015	310,167	30,829	228,125	91,066	140,745	800,932
President, Chief Executive	2014	185,739	225,000	500,940	105,529	211,483	1,228,691
Officer	2013	177,645	200,000	638,400	108,584	235,262	1,359,891
Nicholas Bobrowski	2015	225,000	94,041	241,850	5,936	56,532	623,359
Vice President, Chief Financial Officer

_______

(1)	Represents amounts paid in December 2015, 2014 and 2013 as bonuses for services in 2015, 2014 and 2013, respectively.

(2)	Reflects the aggregate grant date fair value of the phantom units granted computed in accordance with ASC Topic 718. See “Item 8. Financial Statements and Supplementary Data” for the assumptions used in estimating the grant date fair value of the phantom units granted in 2015, 2014 and 2013.

(3)	Amounts in this column reflect the increase during 2015, 2014 and 2013 in the actuarial present value of the executive’s accumulated benefit under the Retirement Plan. We do not provide above market rates of return (defined by SEC rules as a rate that exceeds 120% of the federal long–term rate) under the Retirement Plan.

(4)	Represents cash distributions received on unvested phantom and performance units and, for Messrs. Mercer and Bobrowski, the amounts contributed by us to their 401(k) plans. In 2015, we contributed $35,245 and $32,648 to the 401(k) plans of Messrs. Mercer and Bobrowski, respectively. Any perquisites or other personal benefits received were less than $10,000.

(5)	Mr. Houser’s employment with us terminated in February 2015 and so he did not receive a bonus or unit awards in 2015. In addition, under the terms of the award agreements, all phantom unit awards granted to Mr. Houser prior to his separation automatically vested on March 2, 2015. The value realized on vesting, which is not included in the table above, was $924,760.

Grants of Plan–Based Awards

The following table sets forth certain information with respect to grants of phantom units to our named executive officers in 2015. There were no grants of non–equity incentives or option awards.

		All Other
		Awards:	Grant Date Fair
		Number of	Value of Unit
Name	Grant Date	Units (1)	Awards (2)
John B. Walker	December 2015	112,500	$281,250

Michael E. Mercer	December 2015	91,250	228,125

Nicholas Bobrowski	March 2015	10,000	148,100
	December 2015	37,500	93,750

_________

(1)	These phantom units vest 25% each year beginning in January 2017, except for Mr. Bobrowski’s March 2015 grant which vests 25% each year beginning in January 2016.

(2)	Reflects the aggregate grant date fair value of the phantom units granted computed in accordance with ASC Topic 718. See “Item 8. Financial Statements and Supplementary Data” for the assumptions used in estimating the grant date fair value of the phantom units granted in 2015.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2015. There were no option awards outstanding.

	Number of Units		Market Value of
	That Have Not		Units That Have Not
Name	Yet Vested		Yet Vested (1)
John B. Walker	7,500	(2)	$491,048
	14,000	(3)
	15,750	(4)
	25,000	(5)
	112,500	(6)

Michael E. Mercer	5,750	(2)	404,640
	10,000	(3)
	15,000	(4)
	22,000	(5)
	91,250	(6)

Nicholas Bobrowski	1,875	(4)
	12,567	(5)
	37,500	(6)	145,957

_____________

(1)	Based on the closing price of our common units on December 31, 2015 of $2.81.

(2)	These phantom units vested in January 2015.

(3)	One–half of these phantom units vested in January 2016, with the remaining one–half vesting in January 2017.

(4)	One–third of these phantom units vested in January 2016, with one–third each vesting in January 2017 and January 2018.

(5)	These phantom units vested 25% in January 2016, with 25% each vesting in January 2017, January 2018 and January 2019.

(6)	These phantom units vest 25% each year beginning in January 2017.

Option Exercises and Units Vested

The following table sets forth certain information with respect to phantom units and performance units vested during 2015. There were no option awards that vested.

	Number of	Value
	Units Acquired	Realized on
Name	on Vesting	Vesting (1)
John B. Walker	33,500	$493,790

Michael E. Mercer	26,250	386,925

Nicholas Bobrowski	625	9,213

__________

(1)	Represents the aggregate dollar amount realized on the date of vesting based on the market price of our common units on the NASDAQ Global Market on January 15, 2015.

Pension Benefits

The following table sets forth certain information with respect to the Retirement Plan:

	Number of	Present Value of
	Years Credited	Accumulated	Payments	Contribution
Name	Service	Benefit (1)	During 2015	During 2015
Michael E. Mercer	5	$469,368	$-	$94,171
Nicholas Bobrowski	3	8,631	-	5,959

_____________

(1)	The present value of the accumulated benefit is based on the RP 2014 IRS Combined Static Mortality Table, the applicable interest rates under IRC Section 430(h)(2)(D) and age 62 normal retirement age. These assumptions are prescribed under ERISA and could be considered reasonable under accounting standards generally accepted in the United States.

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

The Retirement Plan is a tax–qualified plan subject to Internal Revenue Code provisions that, as of December 31, 2015, limit the benefits under a defined benefit plan to $210,000.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan.

Termination of Employment and Change–in–Control Provisions

Mr. Mercer is party to an employment agreement with EV Management which provides him with post–termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive. The discussion below describes the varying amounts payable in each of these situations. It assumes, in each case, that Mr. Mercer’s termination was effective as of December 31, 2015. In presenting this disclosure, we describe amounts earned through December 31, 2015 and, in those cases where the actual amounts to be paid out can only be determined at the time of Mr. Mercer’s separation from EV Management, our estimates of the amounts which would be paid out to him upon his termination.

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

If Mr. Mercer's employment is involuntarily terminated by EV Management (except for cause or due to the death of the executive) or if his employment is terminated due to disability or retirement, EV Management is obligated to pay as additional compensation an amount in cash equal to 104 weeks of his base salary in effect as of the termination date. Assuming he was terminated as of December 31, 2015, this amount would have been $700,000. In addition, he is entitled to continued group health plan coverage following the termination date for him and his eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage. He shall not be required to pay more for COBRA coverage than officers who are then in active service for EV Management and receiving coverage under the plan. Assuming he was terminated as of December 31, 2015, this amount would have been $38,663.

In the event Mr. Mercer’s employment terminates within the 12–month period immediately following the effective date of a change in control other than by reason of death, disability or for cause, he will be entitled to receive payment of the compensation and benefits as set forth above and to become 100% fully vested in all unvested shares or units of equity compensation granted as of the effective date of the change in control. Assuming a change in control as of December 31, 2015, this amount would have been $700,000, representing 104 weeks of base salary, $404,640, representing vesting of unvested units, and $38,663 representing COBRA coverage.

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

Provisions Under Phantom Unit and Performance Unit Award Agreements

Both the phantom unit award agreements and performance unit award agreements provide that any unvested units will vest upon Mr. Mercer’s death, disability, termination of employment other than for cause and upon a change of control. Assuming termination of employment or change of control as of December 31, 2015, the value of the awards would have been $404,640. If he resigns or his employment or is terminated for cause, all unvested units are forfeited. Upon vesting, the units may be paid in cash equal to the fair market value of the units on the date immediately preceding the vesting date, at the option of our general partner. The definitions of the terms such as “cause” and “change in control” in the award agreements are substantially similar to the definitions in the employment agreements.

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

In 2015, directors who were not officers or employees of EV Management, EnCap or their respective affiliates received an annual retainer of $40,000, with the chairmen of the audit committee and conflicts committee receiving an additional annual fee of $10,000 and the chairman of the compensation committee receiving an additional annual fee of $5,000. In addition, each non–employee director receives $1,000 per committee meeting attended ($500 if by phone) and is reimbursed for his out of pocket expenses in connection with attending meetings. We indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.

Each of the independent directors and Mr. Petersen were awarded 12,500 phantom units in December 2015. These phantom units vest 25% each year beginning in January 2017.

The following table discloses the cash unit awards and other compensation earned, paid or awarded to each of EV Management’s directors during year ended December 31, 2015:

	Fees Earned or	Unit	All Other
Name (1)	Paid in Cash	Awards (2)	Compensation (3)	Total
Victor Burk (4)	$64,500	$31,250	$12,936	$108,686
James R. Larson (4)	62,000	31,250	12,936	106,186
George Lindahl III (4)	58,500	31,250	12,936	102,686
Mark A. Houser (4)	-	31,250	-	31,250
Gary R. Petersen (4)	-	31,250	11,924	43,174

___________

(1)	Messrs. Walker and Mariani are not included in this table as they are employees of EnerVest and receive no compensation for their services as directors. Mr. Houser is an independent director, but will not begin to receive a cash director’s fee until 2016. Mr. Petersen is not an independent director because of his affiliations with EnCap and does not receive a cash director’s fee.

(2)	Reflects the aggregate grant date fair value of the phantom units granted in December 2015 computed in accordance with ASC Topic 718.

(3)	Reflects the dollar amount of compensation recognized for financial statement reporting purposes for 2015 for distributions paid on the unvested phantom units.

(4)	As of December 31, 2015, Messrs. Burk, Larson and Lindahl each have 18,969 equity awards outstanding, Mr. Houser has 12,500 equity awards outstanding and Mr. Petersen has 18,463 equity awards outstanding

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Based solely on a review of the copies of reports on Schedules 13D and 13G and amendments thereto furnished to us, we believe that there were no beneficial owners of more than 5% of our common units as of February 12, 2016 other than as set forth below.

The following table sets forth the beneficial ownership of our units as of February 12, 2016 held by:

•	each person who is known to us to beneficially own 5% or more of our outstanding common units;

•	each member of the Board of Directors of EV Management;

•	each named executive officer of EV Management; and

•	all directors and executive officers of EV Management as a group.

		Percentage of
	Common Units	Common Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
5% Beneficial Owner:
Robert J. Raymond (2)	3,122,692	6.4%
RR Advisors LLC
3953 Maple Avenue, Suite 180
Dallas, TX 75219

Officers and Directors:
John B. Walker (3)	2,752,140	5.6%
Michael E. Mercer	162,173	*
Nicholas P. Bobrowski	5,199	*
Ryan J. Flory	3,470	*
Victor Burk	20,593	*
James R. Larson (4)	18,593	*
George Lindahl III (5)	74,593	*
Gary R. Petersen (6)	933,084	1.9%
Mark A. Houser (7)	887,981	1.8%
Kenneth Mariani (8)	164,873	*
All directors and executive officers as a group (10 persons)	5,022,699	10.2%

___________

* Less than 1%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 1001 Fannin Street, Suite 800, Houston, TX 77002.

(2)	All information in this table is based solely on a Schedule 13G filed on January 30, 2015 by the following persons (“Filing Parties”): Robert J. Raymond, RR Advisors, LLC, RCH Energy MLP Fund GP, L.P., RCH Energy MLP Fund, L.P., and RCH Energy MLP Fund–A, L.P. The Filing Parties report beneficial ownership over all or a portion of 3,122,692 common units. In addition, Robert J. Raymond reported the sole power to vote or to direct the voting of and the sole dispositive power over 100,000 of our common units set forth in the table above. Each reporting person expressly disclaims (a) the existence of any group and (b) beneficial ownership with respect to any common units other than the common units owned of record by such reporting person.

(3)	Includes 2,008,098 common units owned by John B. and Lisa A. Walker, L.P. and 13,400 common units owned by Mr. Walker’s spouse. Mr. Walker disclaims beneficial ownership of these common units. Also includes 155,600 common units owned by EnerVest. Mr. Walker, by virtue of his direct and indirect ownership of the limited liability company that acts as EnerVest’s general partner, may be deemed to beneficially own the common units owned by EnerVest.

(4)	Includes 166 common units owned by Larson 2007 Trust, of which Mr. Larson is trustee and beneficiary. Mr. Larson disclaims beneficial ownership of these common units.

(5)	Includes 20,000 common units owned by a trust for Mr. Lindahl’s daughters and 300 common units owned by Mr. Lindahl’s spouse. Mr. Lindahl disclaims beneficial ownership of these common units.

(6)	Includes 520,952 common units owned by EnCap Energy Capital Fund V, L.P. and 412,132 common units owned by EnCap V–B Acquisitions, L.P. EnCap V–B Acquisitions GP, LLC, as the general partner of EnCap V–B Acquisitions, L.P., EnCap Energy Capital Fund V–B, L.P., as the general partner of EnCap V–B Acquisitions GP, LLC, EnCap Equity Fund V GP, L.P., as the general partner of each of EnCap Energy Capital Fund V, L.P. and EnCap Energy Capital Fund V–B, L.P., EnCap Investments L.P., as the general partner of EnCap Equity Fund V GP, L.P., EnCap Investments GP, L.L.C., as the general partner of EnCap Investments L.P., RNBD GP LLC, as the sole member of EnCap Investments GP, L.L.C., may be deemed to share voting and dispositive control over the common units owned by EnCap Energy Capital Fund V, L.P. and EnCap V–B Acquisitions, L.P. Each of EnCap V–B Acquisitions GP, LLC, EnCap Energy Capital Fund V-B, L.P., EnCap Equity Fund V GP, L.P., EnCap Investments L.P., EnCap Investments GP, L.L.C., RNBD GP LLC, disclaim beneficial ownership of the securities in excess of such entity’s respective pecuniary interest in the securities. Gary R. Petersen is a member of RNBD GP LLC, and disclaims beneficial ownership of the securities owned by EnCap Energy Capital Fund V, L.P. and EnCap V-B Acquisitions, L.P.

(7)	Includes 320,488 common units owned by DSEA II, LP, a limited partnership of which Mr. Houser and his spouse manage the general partner and 190,800 common units owned by trusts for Mr. Houser’s children. Mr. Houser disclaims beneficial ownership of these common units.

(8)	Includes 134,873 common units owned by KS Mariani, LP, a limited partnership of which Mr. Mariani and his spouse are the general partner and 30,000 common units owned equally by trusts for Mr. Mariani’s children. Mr. Mariani disclaims beneficial ownership of these common units.

Beneficial Ownership of Our General Partner

EV Management, the general partner of our general partner, is a limited liability company wholly owned by EnerVest, a limited partnership. Jones EnerVest Ltd., a limited partnership managed by its general partner, Jones–Tucker Corporation, whose directors are Jon Rex Jones, A.V. Jones, Jr. and Jean Jones Tucker, and members of EnerVest’s executive management team, including Messrs. Walker and Mariani, own substantially all of the partnership interests in EnerVest. The address for Jones EnerVest Ltd. and the members of EnerVest’s executive management team which own interests in EnerVest, is 1001 Fannin Street, Suite 800, Houston, Texas 77002.

Securities Authorized for Issuance under Equity Compensation Plans

The number of common units which we may issue under the Plan is 4.5 million. The following table summarizes information about our equity compensation plans as of December 31, 2015:

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted	under equity
	issues upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
	(a)	(b)	©
Equity compensation plans approved by security holders	1,689,248	-	1,048,144
Equity compensation plans not approved by security holders	-	-	-
Total	1,689,248	-	1,048,144

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

Contracts with EnerVest and Its Affiliates

EnerVest owns all of the membership interests in EV Management, the general partner of our general partner. Messrs. Walker and Mariani own partnership interests in EnerVest. In addition, some of the employees of EnerVest who perform services for us under the administrative services agreement and operating agreement described below are owners of EnerVest.

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

During 2015, we paid EnerVest $14.2 million in monthly administrative fees under the omnibus agreement. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and include a deduction for the value of the awards we issue to EnerVest employees (including Messrs. Walker and Mariani) who perform services for us. We believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. The initial term of the omnibus agreement expired on December 31, 2015. In February 2016, EV Management and EnerVest extended the term of the omnibus agreement through December 2016.

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

During 2015, we reimbursed EnerVest approximately $17.2 million for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis.

Acquisitions from Institutional Partnerships Managed by EnerVest

EnerVest is the general partner of institutional partnerships formed to acquire, develop and produce oil and natural gas properties. EnerVest generally has a 1% to 1.5% interest in the institutional partnerships that they manage, which increases to 20% following return of invested capital and a stated rate of return.

In October 2015, we acquired oil and natural gas properties in the Appalachian Basin, the San Juan Basin, Michigan and the Austin Chalk from certain institutional partnerships managed by EverVest for a combined cash consideration of $259.0 million.

Overriding Royalty Interest Partnership

In 2011, we and certain institutional partnerships managed by EnerVest carved out a 7.5% ORRI from certain acres in Ohio (the "Underlying Properties"), which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership.  EnerVest is the general partner of this partnership.  The ORRI entitles the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties.  We own a 48% limited partner interest in the partnership. In 2015, we recognized $0.2 million of income from unconsolidated affiliates, and we received $0.2 million of distributions.

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

Long–Term Incentive Awards

We award phantom units under the Plan to employees of EverVest who provide services to us. These units are awarded to particular employees based on the recommendation of EnerVest’s senior management. During 2015, we awarded an aggregate of 1.1 million phantom units to such employees. The market value of these units on the date of grant was approximately $2.4 million.

Director Independence

During 2015, all members of the board of directors of EV Management, other than Messrs. Walker, Mercer, Houser, Mariani and Petersen, are independent as defined under the independence standards established by the NASDAQ. The NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of EV Management selected Deloitte & Touche LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2015. The audit committee’s charter requires the audit committee to approve in advance all audit and non–audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit–related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2015 were approved by the audit committee.

Fees approved to be paid to Deloitte & Touche LLP are as follows:

	2015	2014
Audit fees (1)	$1,572,000	$1,155,000
Audit–related fees (2)	134,000	169,509
Tax fees	50,000	-
All other fees	-	-
Total	$1,756,000	$1,324,509

_____________

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)	Represents fees for professional services provided in connection with our October 2015 acquisitions, including the related current report on Form 8-K/A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10–K.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our consolidated financial statements and related notes.

(3)	Exhibits

The exhibits listed below are filed or furnished as part of this report:

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Omnibus Agreement, dated September 29, 2006, by and among EnerVest Management Partners, Ltd., EV Management, LLC, EV Energy GP, L.P., EV Energy Partners, L.P., and EV Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.2	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and EnerVest Production Partners, L.P. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.3	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.4	EV Energy Partners, L.P. Long–Term Incentive Plan (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.5	Employment Agreement, dated October 1, 2006, by and between EV Management, LLC and Michael E. Mercer (incorporated by reference from Exhibit 10.7 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

+10.6	Omnibus Agreement Extension, dated February 25, 2016, by and between EnerVest, Ltd. and EV Energy GP, L.P.

*10.7	Form of EV Energy Partners, L.P. Incentive Unit Agreements (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.8	Second Amended and Restated Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

10.9	First Amendment dated December 21, 2011 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 27, 2011).

10.10	Second Amendment dated March 29, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 4, 2012).

10.11	Third Amendment dated September 27, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 3, 2012).

10.12	Amended and Restated Assignment Agreement dated October 1, 2012 between M3 Ohio Gathering LLC, Utica Gas Services, L.L.C., CGAS Properties, L.P. and Utica East Ohio Midstream L.L.C. (incorporated by reference from Exhibit 10.17 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.13	Fourth Agreement dated as of February 26, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.18 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.14	Fifth Agreement dated as of August 7, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 9, 2013).

10.15	Ronald J. Gajdica Separation Agreement, dated April 30, 2014 (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on May 6, 2014).

10.16	Sixth Agreement dated as of September 19, 2014 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on September 25, 2014).

10.17	Seventh Amendment dated as of February 26, 2015 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.17 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 2, 2015).

10.18	Guarantee, dated as of April 2, 2015, by and among Williams Partners L.P. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.19	Guarantee, dated as of April 2, 2015, by and among CGAS Properties, L.P. and Utica Gas Services, L.L.C. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.20	Membership Interest Purchase Agreement, dated as of April 2, 2015, by and among CGAS Properties, L.P. and Utica Gas Services, L.L.C. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.21	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of May 26, 2015, by and among CGAS Properties, L.P. and Utica Gas Services, L.L.C. (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.22	Membership Interest Purchase Agreement, dated as of May 26, 2015, by and among CGAS Properties, L.P. and M3 Ohio Gathering L.L.C. (incorporated by reference from Exhibit 10.5 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.23	Eighth Amendment dated October 8, 2015 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 15, 2015).

10.24	Stock Purchase Agreement, dated as of September 2, 2015, among Capital C Energy Operations, LP, CGAS Properties, L.P. and Belden & Blake Corporation (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.25	Membership Interest Purchase Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund XI–A, L.P., Enervest Energy Institutional Fund XI–WI, L.P., EV Properties, L.P. and EnerVest Mesa, LLC (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.26	Purchase and Sale Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund X–A, L.P., EnerVest Energy Institutional Fund X–WI, L.P. and EV Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.27	Purchase and Sale Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund XI–A, L.P., EnerVest Energy Institutional Fund XI–WI, L.P. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Wright & Company, Inc.

+23.3	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report.

+99.2	Wright & Company, Inc. Reserve Report.

+101	Interactive Data Files.

________________

*	Management contract or compensatory plan or arrangement

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: February 26, 2016	By:	/s/ NICHOLAS BOBROWSKI
Nicholas Bobrowski
Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN B. WALKER	Executive Chairman and Director	February 26, 2016
John B. Walker	(principal executive officer)

/s/ MICHAEL E. MERCER	President, Chief Executive Officer and Director	February 26, 2016
Michael E. Mercer

/s/ NICHOLAS BOBROWSKI	Vice President and Chief Financial Officer	February 26, 2016
Nicholas Bobrowski	(principal financial officer)

/s/ RYAN J. FLORY	Controller	February 26, 2016
Ryan J. Flory	(principal accounting officer)

/s/ VICTOR BURK	Director	February 26, 2016
Victor Burk

/s/ JAMES R. LARSON	Director	February 26, 2016
James R. Larson

/s/ GEORGE LINDAHL III	Director	February 26, 2016
George Lindahl, III

/s/ GARY R. PETERSEN	Director	February 26, 2016
Gary R. Petersen

/s/ MARK A. HOUSER	Director	February 26, 2016
Mark A. Houser

/s/ KENNETH MARIANI	Director	February 26, 2016
Kenneth Mariani

EXHIBIT INDEX

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Omnibus Agreement, dated September 29, 2006, by and among EnerVest Management Partners, Ltd., EV Management, LLC, EV Energy GP, L.P., EV Energy Partners, L.P., and EV Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.2	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and EnerVest Production Partners, L.P. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.3	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.4	EV Energy Partners, L.P. Long–Term Incentive Plan (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.5	Employment Agreement, dated October 1, 2006, by and between EV Management, LLC and Michael E. Mercer (incorporated by reference from Exhibit 10.7 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

+10.6	Omnibus Agreement Extension, dated February 25, 2016, by and between EnerVest, Ltd. and EV Energy GP, L.P.

*10.7	Form of EV Energy Partners, L.P. Incentive Unit Agreements (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.8	Second Amended and Restated Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

10.9	First Amendment dated December 21, 2011 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 27, 2011).

10.10	Second Amendment dated March 29, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 4, 2012).

10.11	Third Amendment dated September 27, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 3, 2012).

10.12	Amended and Restated Assignment Agreement dated October 1, 2012 between M3 Ohio Gathering LLC, Utica Gas Services, L.L.C., CGAS Properties, L.P. and Utica East Ohio Midstream L.L.C. (incorporated by reference from Exhibit 10.17 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.13	Fourth Agreement dated as of February 26, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.18 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.14	Fifth Agreement dated as of August 7, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 9, 2013).

10.15	Ronald J. Gajdica Separation Agreement, dated April 30, 2014 (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on May 6, 2014).

10.16	Sixth Agreement dated as of September 19, 2014 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on September 25, 2014).

10.17	Seventh Amendment dated as of February 26, 2015 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.17 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 2, 2015).

10.18	Guarantee, dated as of April 2, 2015, by and among Williams Partners L.P. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.19	Guarantee, dated as of April 2, 2015, by and among CGAS Properties, L.P. and Utica Gas Services, L.L.C. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.20	Membership Interest Purchase Agreement, dated as of April 2, 2015, by and among CGAS Properties, L.P. and Utica Gas Services, L.L.C. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.21	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of May 26, 2015, by and among CGAS Properties, L.P. and Utica Gas Services, L.L.C. (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.22	Membership Interest Purchase Agreement, dated as of May 26, 2015, by and among CGAS Properties, L.P. and M3 Ohio Gathering L.L.C. (incorporated by reference from Exhibit 10.5 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.23	Eighth Amendment dated October 8, 2015 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 15, 2015).

10.24	Stock Purchase Agreement, dated as of September 2, 2015, among Capital C Energy Operations, LP, CGAS Properties, L.P. and Belden & Blake Corporation (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.25	Membership Interest Purchase Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund XI–A, L.P., Enervest Energy Institutional Fund XI–WI, L.P., EV Properties, L.P. and EnerVest Mesa, LLC (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.26	Purchase and Sale Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund X–A, L.P., EnerVest Energy Institutional Fund X–WI, L.P. and EV Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.27	Purchase and Sale Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund XI–A, L.P., EnerVest Energy Institutional Fund XI–WI, L.P. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Wright & Company, Inc.

+23.3	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report.

+99.2	Wright & Company, Inc. Reserve Report.

+101	Interactive Data Files

________________

*	Management contract or compensatory plan or arrangement

+	Filed herewith

