Form 10-Q
period 2016-03-31
EV Energy Partners, LP
filed 2016-05-10
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

YES ☐ NO ☑

As of April 29, 2016, the registrant had 49,055,214 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,868	$20,415
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	18,226	24,285
Other	2,084	7,137
Derivative asset	55,136	60,662
Other current assets	3,112	3,057
Total current assets	82,426	115,556

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; March 31, 2016, $999,704; December 31, 2015, $971,499	1,766,188	1,790,455
Other property, net of accumulated depreciation and amortization; March 31, 2016, $978; December 31, 2015, $970	1,029	1,019
Long–term derivative asset	8,096	10,741
Other assets	5,644	5,831
Total assets	$1,863,383	$1,923,602

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Third party	$45,118	$43,135
Related party	6,526	5,952
Income taxes	339	11,657
Total current liabilities	51,983	60,744

Asset retirement obligations	174,974	174,003
Long–term debt	665,792	688,614
Long–term derivative liability	1,820	-
Other long–term liabilities	1,523	1,682

Commitments and contingencies

Owners’ equity:
Common unitholders – 49,055,214 units and 48,871,399 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	980,864	1,011,509
General partner interest	(13,573)	(12,950)
Total owners’ equity	967,291	998,559
Total liabilities and owners’ equity	$1,863,383	$1,923,602

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Oil, natural gas and natural gas liquids revenues	$37,739	$46,425
Transportation and marketing–related revenues	511	817
Total revenues	38,250	47,242

Operating costs and expenses:
Lease operating expenses	28,915	23,524
Cost of purchased natural gas	336	574
Dry hole and exploration costs	130	414
Production taxes	1,671	1,748
Accretion expense on obligations	2,040	1,201
Depreciation, depletion and amortization	28,205	25,896
General and administrative expenses	8,378	12,415
Impairment of oil and natural gas properties	687	58,173
Gain on settlement of contract	(3,185)	-
Gain on sales of oil and natural gas properties	-	(537)
Total operating costs and expenses	67,177	123,408

Operating loss	(28,927)	(76,166)

Other (expense) income, net:
Gain on derivatives, net	9,834	23,610
Interest expense	(10,821)	(14,135)
Other income (expense), net	755	(196)
Total other (expense) income, net	(232)	9,279

Loss from continuing operations before income taxes	(29,159)	(66,887)

Income taxes	159	150

Loss from continuing operations	(29,000)	(66,737)

Income from discontinued operations	-	5,070

Net loss	$(29,000)	$(61,667)

Basic and diluted earnings per limited partner unit:
Loss from continuing operations	$(0.58)	$(1.35)
Income from discontinued operations	-	0.10
Net loss	$(0.58)	$(1.25)

Weighted average limited partner units outstanding (basic and diluted)	49,027	48,795

Distributions declared per unit	$-	$0.50

 See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands)

(Unaudited)

	Common Unitholders	General Partner Interest	Total Owners' Equity

Balance, December 31, 2015	$1,011,509	$(12,950)	$998,559
Distributions	(3,793)	(75)	(3,868)
Equity–based compensation	1,568	32	1,600
Net loss	(28,420)	(580)	(29,000)
Balance, March 31, 2016	$980,864	$(13,573)	$967,291

	Common Unitholders	General Partner Interest	Total Owners' Equity

Balance, December 31, 2014	$1,077,826	$(11,713)	$1,066,113
Contribution from general partner	-	91	91
Distributions	(24,777)	(497)	(25,274)
Equity–based compensation	4,853	99	4,952
Net loss	(60,434)	(1,233)	(61,667)
Balance, March 31, 2015	$997,468	$(13,253)	$984,215

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(29,000)	$(61,667)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Income from discontinued operations	-	(5,070)
Amortization of volumetric production payment liability	(1,020)	-
Accretion expense on obligations	2,040	1,201
Depreciation, depletion and amortization	28,205	25,896
Equity–based compensation cost	1,600	4,952
Impairment of oil and natural gas properties	687	58,173
Gain on sales of oil and natural gas properties	-	(537)
Gain on derivatives, net	(9,834)	(23,610)
Cash settlements of matured derivative contracts	18,350	30,533
Other	413	355
Changes in operating assets and liabilities:
Accounts receivable	10,909	9,151
Other current assets	(178)	82
Accounts payable and accrued liabilities	3,520	5,799
Income taxes	(11,318)	-
Other, net	(138)	-
Net cash flows provided by operating activities	14,236	45,258

Cash flows from investing activities:
Additions to oil and natural gas properties	(7,828)	(25,577)
Proceeds from sale of oil and natural gas properties	2,420	774
Cash settlements from acquired derivative contracts	1,475	-
Other	18	18
Net cash flows used in investing activities	(3,915)	(24,785)

Cash flows from financing activities:
Repayment of long-term debt borrowings	(28,000)	-
Long–term debt borrowings	5,000	10,000
Loan costs incurred	-	(3,277)
Contributions from general partner	-	91
Distributions paid	(3,868)	(25,274)
Net cash flows used in financing activities	(26,868)	(18,460)

(Decrease) increase in cash and cash equivalents	(16,547)	2,013
Cash and cash equivalents – beginning of year	20,415	8,255
Cash and cash equivalents – end of period	$3,868	$10,268

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

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10–K for the year ended December 31, 2015.

All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and unit amounts in tabulations are in thousands of dollars and units, respectively, unless otherwise indicated.

Subsequent Events

In April 2016, we redeemed $72.9 million of our 8% senior notes due 2019 for $30.1 million.

We evaluated subsequent events for appropriate accounting and disclosure through the date these unaudited condensed consolidated financial statements were issued.

NOTE 2. EQUITY–BASED COMPENSATION

We grant various forms of equity–based awards to employees, consultants and directors of EV Management and its affiliates who perform services for us. These equity–based awards consist of phantom units and performance units.

We estimated the fair value of the phantom units using the Black–Scholes option pricing model. Compensation cost is recognized for these phantom units on a straight–line basis over the service period and is net of estimated forfeitures. These phantom units are subject to graded vesting over a four year period. We recognized compensation cost related to these phantom units of $1.6 million and $4.7 million in the three months ended March 31, 2016 and 2015, respectively. These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of March 31, 2016, there was $12.8 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 2.4 years.

In September 2011, we issued 0.3 million performance units to certain employees and executive officers of EV Management and its affiliates. These performance units were fully vested as of January 2015, and we recognized compensation cost related to these performance units of $0.2 million in the three months ended March 31, 2015. These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 3. ACQUISITIONS

In October 2015, we made the following acquisitions from certain institutional partnerships managed by EnerVest, a related party:

•	we acquired Belden & Blake Corporation (“Belden”) for $111.1 million;

•	we acquired oil and natural gas properties in the Austin Chalk for $25.9 million; and

•	we acquired oil and natural gas properties in the Appalachian Basin and the San Juan Basin for $122.0 million.

These acquisitions were not accounted for as common control transactions as EnerVest does not control the institutional partnerships that sold the oil and natural gas properties.

As part of the acquisition of oil and natural gas properties in the San Juan Basin, we assumed an obligation to deliver approximately 2.4 billion cubic feet (“Bcf”) of natural gas through December 31, 2016 under previously existing volumetric production payment (“VPP”) agreements. Under these agreements, certain of these oil and natural gas properties are subject to fixed–term overriding royalty interests which had been conveyed to the VPP purchaser. While we are obligated under these agreements to produce and deliver to the purchaser its portion of future natural gas production from these oil and natural gas properties, we retain control of these oil and natural gas properties and rights to future development drilling. If production from the oil and natural gas properties subject to the VPP is inadequate to deliver the natural gas provided for in the VPP, we have an obligation to make up the shortfall in accordance with the provisions of the agreements. At March 31, 2016 and December 31, 2015, the remaining obligation under these agreements was approximately 1.4 Bcf and 1.9 Bcf, respectively, of natural gas.

At March 31, 2016 and December 31, 2015, we have recorded a liability of $3.0 million and $4.0 million, respectively, which is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets, for the cost to produce and deliver to the VPP purchasers their portion of future natural gas production from these oil and natural gas properties. In the three months ended March 31, 2016, we recorded $0.1 million of accretion expense related to this VPP obligation.

We accounted for these acquisitions as business combinations. The following table reflects pro forma revenues and net income for the three months ended March 31, 2015 as if these acquisitions had taken place on January 1, 2015. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

Three Months
Ended
March 31,
2015
Revenues:
Historical	$47,242
Belden	8,112
Austin Chalk	3,212
Appalachian and San Juan Basins	7,965
Pro forma revenues	$66,531

Net income (loss):
Historical	$(61,667)
Belden	(623)
Austin Chalk	573
Appalachian and San Juan Basins	(42)
Pro forma net loss	$(61,759)

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

We have elected not to designate any of our derivatives as hedging instruments. Accordingly, changes in the fair value of our derivatives are recorded immediately to operations as “Gain on derivatives, net” in our unaudited condensed consolidated statements of operations.

As of March 31, 2016, we had entered into commodity contracts with the following terms:

Period Covered	Hedged Volume	Weighted Average Fixed Price
Oil (MBbls):
Swaps – April 2016	30.0	$90.14
Swaps – May 2016 to September 2016	459.0	57.68
Swaps – October 2016 to December 2016	92.0	90.14

Natural Gas (MmmBtus):
Swaps – April 2016 to December 2016	29,975.0	3.57
Swaps – 2017	32,850.0	3.07

Natural Gas Liquids (MBbls):
Swap – April 2016 to December 2016	2.8	9.14

As of March 31, 2016, we had entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
January 2017 – December 2017	$100,000	1 Month LIBOR	1.039%
January 2018 – September 2020	100,000	1 Month LIBOR	1.795%

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the fair values and classification of our outstanding derivatives:

			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
Derivatives:
As of March 31, 2016:
Derivative asset	$55,434	$(298)	$55,136
Long–term derivative asset	8,096	-	8,096
Total	$63,530	$(298)	$63,232

As of December 31, 2015:
Derivative asset	$60,662	$-	$60,662
Long–term derivative asset	10,741	-	10,741
Total	$71,403	$-	$71,403

			Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheet	Balance Sheet
Derivatives:
As of March 31, 2016:
Derivative liability	$298	$(298)	$-
Long–term derivative liability	1,820	-	1,820
Total	$2,118	$(298)	$1,820

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

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of March 31, 2016 and December 31, 2015, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

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

Recurring Basis

The following table presents the fair value hierarchy for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2016:
Assets - Oil, natural gas and natural gas liquids derivatives	$63,530	$-	$63,530	$-

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$298	$–	$298	$–
Interest rate swaps	1,820	–	1,820	–
	$2,118	$–	$2,118	$–

As of December 31, 2015:
Assets:

Oil, natural gas and natural gas liquids derivatives	$70,356	$-	$70,356	$-
Interest rate swaps	1,047	-	1,047	-
	$71,403	$-	$71,403	$-

Our derivatives consist of over–the–counter contracts which are not traded on a public exchange.  As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the three months ended March 31, 2016.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. The estimated fair value of our senior notes due 2019 was $110.8 million and $211.9 million at March 31, 2016 and December 31, 2015, respectively, which differs from the carrying value of $423.8 million and $423.6 million at March 31, 2016 and December 31, 2015, respectively. The fair value of the senior notes due 2019 was determined using Level 2 inputs.

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

	2016	2015
Balance as of January 1	$176,933	$105,773
Liabilities incurred	285	288
Revisions	82	(1)
Accretion expense	1,988	1,201
Settlements and divestitures	(1,384)	(120)
Balance as of March 31	$177,904	$107,141

As of both March 31, 2016 and December 31, 2015, $2.9 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7. LONG–TERM DEBT

Long–term debt, net consisted of the following:

	March 31,	December 31,
	2016	2015

Credit facility	$242,000	$265,000
8.0% senior notes due 2019:
Principal outstanding	426,022	426,022
Unamortized discount and debt issuance costs (1)	(4,755)	(5,116)
Unaccreted premium (2)	2,525	2,708
	423,792	423,614
Total	$665,792	$688,614

(1)	Imputed interest rate of 8.47% and 8.87% for March 31, 2016 and December 31, 2015, respectively.

(2)	Imputed interest rate of 7.49% and 7.35% for March 31, 2016 and December 31, 2015, respectively.

Credit Facility

As of March 31, 2016, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. As of March 31, 2016, we have a $0.4 million letter of credit outstanding. The facility requires the maintenance of a current ratio (as defined in the facility) of greater than 1.0 and a ratio of senior secured debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense (“EBITDAX”) of no greater than 3.0 to 1.0. As of March 31, 2016, we were in compliance with these financial covenants.

The facility does not require any repayments of amounts outstanding until it expires in February 2020. Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.38% and 2.94% at March 31, 2016 and 2015, respectively).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of March 31, 2016, the borrowing base under the facility was $625.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

In April 2016, we entered into an amendment to the credit facility that, among other things:

•	decreased the borrowing base to $450.0 million;

•	changed the senior secured funded debt to EBITDAX ratio covenant to be no greater than (a) for the fiscal quarters ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, 3.0 to 1.0, (b) for the fiscal quarters ending March 31, 2017 and June 30, 2017, 3.5 to 1.0 and (c) for the fiscal quarter ending September 30, 2017 and December 31, 2017, 4.0 to 1.0;

•	changed the total funded debt to EBITDAX ratio covenant to be no greater than (a) for the fiscal quarters ending March 31, 2018, 5.50 to 1.0, (b) for the fiscal quarters ending June 30, 2018 and September 30, 2018, 5.25 to 1.0 and (c) for the fiscal quarter ending December 31, 2018 and thereafter, 4.25 to 1.0;

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

•	added a cash interest expense to EBITDAX ratio covenant to be no less than (a) for the fiscal quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, 2.5 to 1.0, (b) for the fiscal quarters ending and December 31, 2016, March 31, 2017 and June 30, 2017, 2.0 to 1.0 and (c) for the fiscal quarter ending September 30, 2017 and thereafter, 1.5 to 1.0;

•	allowed for up to $35.0 million of cash, reduced by the amount of any quarterly distributions for the remainder of 2016, to be used for the redemption of our senior notes due 2019; and

•	limited cash held by us to the greater of 5% of the current borrowing base or $30.0 million.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements and no amounts have been accrued at March 31, 2016 or December 31, 2015.

NOTE 9. OWNERS’ EQUITY

Units Outstanding

At March 31, 2016, owners’ equity consists of 49,055,214 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Issuance of Units

In the three months ended March 31, 2016, we issued 0.2 million common units related to the vesting of equity–based awards.

Cash Distributions

On January 25, 2016, the board of directors of EV Management declared a $0.075 per unit distribution for the fourth quarter of 2015 on all outstanding units. The distribution of $3.9 million was paid on February 12, 2016 to unitholders of record at the close of business on February 5, 2016.

In April 2016, the board of directors of EV Management announced that it had elected to suspend distributions to unitholders.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 10. DISCONTINUED OPERATIONS

In 2015, we reclassified our unaudited condensed consolidated financial statements to reflect the operations of our midstream segment as discontinued operations due to the sales of our interest in Cardinal Gas Services, LLC in October 2014 and our interest in Utica East Ohio Midstream LLC in June 2015.

Summarized financial information for our midstream segment is as follows:

Three Months Ended
March 31,
2015

Revenues	$48,543
Operating income	24,474
Net income	24,744

NOTE 11. EARNINGS PER LIMITED PARTNER UNIT

The following sets forth the calculation of earnings per limited partner unit:

	Three Months Ended
	March 31,
	2016	2015
Loss from continuing operations	$(29,000)	$(66,737)
General partner's 2% interest in loss from continuing operations	580	1,334
Earnings attributable to unvested phantom units	-	(342)
Limited partners' interest in loss from continuing operations	$(28,420)	$(65,745)

Earnings per limited partner unit (basic and diluted)	$(0.58)	$(1.35)

Income from discontinued operations	$-	$5,070
General partner's 2% interest in income from discontinued operations	-	(101)
Limited partners' interest in income from discontinued operations	$-	$4,969

Earnings per limited partner unit (basic and diluted)	$-	$0.10

Net loss	$(29,000)	$(61,667)
General partner’s 2% interest in net loss	580	1,233
Earnings attributable to unvested phantom units	-	(342)
Limited partners’ interest in net loss	$(28,420)	$(60,776)

Earnings per limited partner unit (basic and diluted)	$(0.58)	$(1.25)

Weighted average limited partner units outstanding (basic and diluted)	49,027	48,795

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $4.0 million and $3.3 million in the three months ended March 31, 2016 and 2015, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest approximately $6.1 million and $4.1 million in the three months ended March 31, 2016 and 2015, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Three Months Ended
	March 31,
	2016	2015
Supplemental cash flows information:

Cash paid for interest	$1,557	$3,303
Cash paid for income taxes	11,318	-

	As of March 31,
	2016	2015

Noncash transaction - costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$5,420	$15,964

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
Costs for additions to oil and natural gas properties	$5,420	$5,212
Lease operating expenses	9,293	10,576
Interest	15,786	7,298
Production and ad valorem taxes	5,129	6,763
VPP	3,016	3,984
General and administrative expenses	1,909	2,864
Current portion of ARO	2,930	2,930
Other	1,635	3,508
Total	$45,118	$43,135

NOTE 14. NEW ACCOUNTING STANDARDS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–15, Presentation of Financial Statements – Going Concern. This ASU amends the accounting guidance for the presentation and disclosure of uncertainties about an entity’s ability to continue as a going concern. It requires management to evaluate and disclose whether there is substantial doubt about its ability to continue as a going concern. Management should consider relevant conditions or events that are known or reasonably known on the date the financial statements are issued. The provisions of ASU 2014–15 are applicable to the annual reporting period ending after December 15, 2016 and for annual periods and interim periods thereafter. We do not expect that adopting this ASU will have a material impact on our unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In March 2016, the FASB issued ASU No. 2016–09, Compensation – Stock Compensation. This ASU simplifies several aspects of the accounting for employee share–based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. The provisions of ASU 2016–09 are applicable to annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for financial statements that have not yet been previously issued. We do not expect that adopting this ASU will have a material impact on our unaudited condensed consolidated financial statements.

No other new accounting pronouncements issued or effective during the three months ended March 31, 2016 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2015.

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

Current Price Environment

Oil, natural gas and natural gas liquids prices are determined by many factors that are outside of our control. Historically, these prices have been volatile, and we expect them to remain volatile. In late 2014, prices for oil, natural gas and natural gas liquids declined precipitously, and such prices have remained low into the three months ended March 31, 2016.

Factors contributing to lower oil prices include real or perceived geopolitical risks in oil producing regions of the world, particularly the Middle East; lower forecasted levels of global economic growth combined with excess global supply; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. Factors contributing to lower natural gas prices include increased supplies of natural gas due to greater exploration and development activities; higher levels of natural gas in storage; and competition from other energy sources. Prices for natural gas liquids generally correlate to the price of oil and, accordingly, prices have fallen and are likely to continue to directionally follow the market for oil. Further, excess supply with higher volumes in storage has resulted in a further drop in pricing for natural gas liquids.

In the three months ended March 31, 2016, these low prices negatively affected our revenues, earnings and cash flows, and sustained low prices for oil, natural gas and natural gas liquids could have a material adverse effect on our liquidity. A further or extended decline in prices could also adversely have a significant impact on the value and quantities of our reserves, assuming no other changes in our development plans.

As specified by the SEC, the prices for oil, natural gas and natural gas liquids used to calculate our reserves were the average prices during the year determined using the price on the first day of each month. The prices utilized in calculating our total estimated proved reserves at December 31, 2015 were $50.28 per Bbl of oil and $2.587 per MMBtu of natural gas. Had we used the current forward strip prices at December 31, 2015 through December 31, 2021, we estimate that the present value (discounted at 10% per annum) of estimated future net revenues of our proved reserves would have been approximately 29% higher and that our reserves on an Mcfe basis would have been approximately 7% higher than our reserves calculated using SEC prices.

Our Response to the Current Price Environment

In response to continued lower prices, we took a number of actions to preserve our liquidity and financial flexibility, including:

•	reevaluated our common unit distribution policy and, in January 2016, announced a reduction in the quarterly distribution amount from $0.50 to $0.075 per unit;

•	reduced the amount of capital spending we dedicated to the development of our reserves by approximately 75%; and

•	continued to focus on reducing operating and capital costs.

In April 2016, we also entered into an amendment to our credit facility that, among other things:

•	decreased the borrowing base to $450.0 million;

•	changed the senior secured funded debt to EBITDAX ratio covenant to be no greater than (a) for the fiscal quarters ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, 3.0 to 1.0, (b) for the fiscal quarters ending March 31, 2017 and June 30, 2017, 3.5 to 1.0 and (c) for the fiscal quarter ending September 30, 2017 and December 31, 2017, 4.0 to 1.0;

•	changed the total funded debt to EBITDAX ratio covenant to be no greater than (a) for the fiscal quarters ending March 31, 2018, 5.50 to 1.0, (b) for the fiscal quarters ending June 30, 2018 and September 30, 2018, 5.25 to 1.0 and (c) for the fiscal quarter ending December 31, 2018 and thereafter, 4.25 to 1.0;

•	added a cash interest expense to EBITDAX ratio covenant to be no less than (a) for the fiscal quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, 2.5 to 1.0, (b) for the fiscal quarters ending and December 31, 2016, March 31, 2017 and June 30, 2017, 2.0 to 1.0 and (c) for the fiscal quarter ending September 30, 2017 and thereafter, 1.5 to 1.0;

•	allowed for up to $35.0 million of cash, reduced by the amount of any quarterly distributions for the remainder of 2016, to be used for the redemption of our senior notes due 2019; and

•	limited cash held by us to the greater of 5% of the current borrowing base or $30.0 million.

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

In April 2016, we announced that we had elected to suspend distributions to unitholders. As part of the amendment to our credit facility, we were authorized to use up to $35.0 million of cash or available borrowing base capacity to repurchase our senior notes due 2019 that would be reduced dollar for dollar for any distribution paid out for the remainder of 2016.  Since the adoption of this amendment in April 2016, we have repurchased $72.9 million of outstanding senior notes due 2019 for $30.1 million. This repurchase of our senior notes due 2019 at a discount to par will create cancellation of debt income for our unitholders.

As of April 29, 2016, we have $285.0 million outstanding under our credit facility and $353.1 million of our senior notes due 2019 outstanding, for a total of $638.1 million, and we have over $165.0 million of liquidity between our borrowing base capacity and cash on hand.

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

In order to mitigate the impact of lower prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. Although we have entered into derivative contracts covering a portion of our future production through December 2017, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices at which we can enter into derivative contracts for additional volumes in the future. We have mitigated, but not eliminated, the potential effects of changing prices on our cash flows from operations for those periods. An extended period of depressed commodity prices would alter our acquisition and development plans, adversely affect our growth strategy and our ability to access additional capital in the capital markets and reduce the cash we have available to pay distributions, which may require us to further reduce our quarterly distribution amount.

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

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2016	2015
Production data:
Oil (MBbls)	317	241
Natural gas liquids (MBbls)	602	582
Natural gas (MMcf)	12,818	10,588
Net production (MMcfe)	18,331	15,525
Average sales price per unit:
Oil (Bbl)	$29.12	$44.02
Natural gas liquids (Bbl)	12.22	15.12
Natural gas (Mcf)	1.65	2.55
Mcfe	2.06	2.99
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.58	$1.52
Production taxes	0.09	0.11
Total	1.67	1.63
Depreciation, depletion and amortization	1.54	1.67
General and administrative expenses	0.46	0.80

Net loss for the three months ended March 31, 2016 was $29.0 million compared with $61.7 million for the three months ended March 31, 2015. The significant factors in this change were (i) a $57.5 million decrease in impairment of oil and natural gas properties, offset by (ii) a $13.8 million unfavorable change in gain on derivatives and (iii) a $9.0 million decrease in total revenues.

Oil, natural gas and natural gas liquids revenues for the three months ended March 31, 2016 totaled $37.7 million, a decrease of $8.7 million compared with the three months ended March 31, 2015. This was the result of a decrease of $14.8 million related to lower prices offset by an increase of $6.1 million related to increased oil, natural gas and natural gas liquids production.

Lease operating expenses for the three months ended March 31, 2016 increased $5.4 million compared with the three months ended March 31, 2015 as the result of $4.4 million from increased production and $1.0 million from a higher unit cost per Mcfe. Lease operating expenses were $1.58 per Mcfe in the three months ended March 31, 2016 compared with $1.52 per Mcfe in the three months ended March 31, 2015.

Depreciation, depletion and amortization (“DD&A”) for the three months ended March 31, 2016 increased $2.3 million compared with the three months ended March 31, 2015 as a result of $4.3 million from increased production offset by $2.0 million from a lower unit cost per Mcfe. The lower average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates and the decrease in the carrying value of our oil and natural gas properties from the impact of the impairments that were recognized in 2015. DD&A was $1.54 per Mcfe in the three months ended March 31, 2016 compared with $1.67 per Mcfe in the three months ended March 31, 2015.

General and administrative expenses for the three months ended March 31, 2016 totaled $8.4 million, a decrease of $4.0 million compared with the three months ended March 31, 2015. This decrease is primarily the result of (i) $3.3 million of lower equity compensation costs, of which $2.3 million related to the accelerated vesting of the phantom units of a former officer in the three months ended March 31, 2015; (ii) a $1.3 million decrease in compensation costs, of which $0.8 million related to the vesting of our phantom units under our equity compensation plan; offset by (iii) $0.7 million of higher fees paid to EnerVest under the omnibus agreement. General and administrative expenses were $0.46 per Mcfe in the three months ended March 31, 2016 compared with $0.80 per Mcfe in the three months ended March 31, 2015.

In the three months ended March 31, 2016, we incurred leasehold impairment charges of $0.7 million. In the three months ended March 31, 2015, as a result of a continued reduction in estimated future net cash flows primarily caused by the decrease in prices, we incurred impairment charges of $58.2 million to write down oil and natural gas properties to their fair value as determined based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of our estimated reserves, appropriate risk–adjusted discount rates and other relevant data.

Gain on derivatives, net was $9.8 million for the three months ended March 31, 2016 compared with $23.6 million for the three months ended March 31, 2015. This change was attributable to decreases in future oil and natural gas prices and the impact of derivative contracts with more favorable terms that expired as of December 31, 2015. The 12 month forward price at March 31, 2016 for oil averaged $38.56 per Bbl compared with $40.45 at December 31, 2015, and the 12 month forward prices at March 31, 2016 for natural gas averaged $2.19 per MmBtu compared with $2.49 at December 31, 2015. The 12 month forward price at March 31, 2015 for oil averaged $53.30 per Bbl compared with $56.46 at December 31, 2014, and the 12 month forward prices at March 31, 2015 for natural gas averaged $2.91 per MmBtu compared with $3.03 at December 31, 2014.

Interest expense for the three months ended March 31, 2016 decreased $3.3 million compared with the three months ended March 31, 2015 due to $5.6 million from a lower weighted average long–term debt balance offset by $2.3 million from a higher weighted average effective interest rate.

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

In response to continued lower prices, we took a number of actions to preserve our liquidity and financial flexibility, and, as of April 29, 2016, we have over $165.0 million of liquidity between our borrowing base capacity and cash on hand. However, given current forward oil and natural gas prices and the fact that we have less production hedged at lower prices beginning in 2016 relative to previous years, we have taken additional steps going forward into 2016 to continue to preserve our liquidity and financial flexibility. These steps include:

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

Long–term Debt

As of March 31, 2016, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of March 31, 2016, the borrowing base was $625.0 million, and we had $242.0 million outstanding.

In April 2016, we entered into an amendment to the credit facility that, among other things, decreased the borrowing base to $450.0 million. Although the borrowing base under the credit facility was reduced, we believe we will maintain sufficient short–term liquidity. However, should prices decline significantly from current levels, the borrowing base could be reduced again in future redeterminations, which would impact our short–term liquidity.

As of March 31, 2016, we have $426.0 million in aggregate principal amount outstanding of our 8.0% senior notes due 2019. As of March 31, 2016, the aggregate carrying amount of the senior notes due 2019 was $423.8 million.

In April 2016, we repurchased $72.9 million of outstanding senior notes due 2019 for $30.1 million. This repurchase of our senior notes due 2019 at a discount to par will create cancellation of debt income for our unitholders.

As of April 29, 2016, we have $285.0 million outstanding under our credit facility and $353.1 million of our senior notes due 2019 outstanding, for a total of $638.1 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein.

Cash and Short–term Investments

At March 31, 2016, we had $3.9 million of cash and short–term investments, which included $3.2 million of short–term investments.  With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility.  Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of March 31, 2016, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three Months Ended
	March 31,
	2016	2015
Operating activities	$14,236	$45,258
Investing activities	(3,915)	(24,785)
Financing activities	(26,868)	(18,460)

Operating Activities

Cash flows from operating activities provided $14.2 million and $45.3 million in the three months ended March 31, 2016 and 2015, respectively. The significant factors in the change were $12.2 million of decreased cash settlements from our matured derivative contracts, an $11.3 million federal tax payment related to the conversion of an acquired corporation to a single member LLC and a $9.0 million decrease in total revenues.

Investing Activities

During the three months ended March 31, 2016, we spent $7.8 million for additions to our oil and natural gas properties and received $2.4 million from the sale of certain oil and natural gas wells and $1.5 million in cash settlements from acquired derivative contracts. During the three months ended March 31, 2015, we spent $25.6 million for additions to our oil and natural gas properties and received $0.8 million in proceeds from the sale of oil and natural gas properties.

Financing Activities

During the three months ended March 31, 2016, we received $5.0 million from borrowings under our credit facility, repaid $28.0 million of long–term debt borrowings and paid distributions of $3.9 million to holders of our common units, phantom units and our general partner.

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

All of our forward–looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2015.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2017. As of March 31, 2016, we have commodity contracts covering approximately 67% of our production attributable to our estimated net proved reserves from April 2016 through December 2017, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at March 31, 2016 was a net asset of $63.2 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $18.4 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the three months ended March 31, 2016 would have increased by approximately $0.6 million. The fair value of our interest rate swaps at March 31, 2016 was a liability of $1.8 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $1.3 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10–K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Ninth Amendment dated April 1, 2016 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 4, 2016).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: May 9, 2016	By:	/s/ NICHOLAS BOBROWSKI
Nicholas Bobrowski
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Ninth Amendment dated April 1, 2016 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 4, 2016).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+ Filed herewith