Form 10-Q
period 2016-09-30
EV Energy Partners, LP
filed 2016-11-09
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

YES ☐ NO ☑

As of November 7, 2016, the registrant had 49,055,214 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,981	$20,415
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	37,803	24,285
Other	2,216	7,137
Derivative asset	10,043	60,662
Other current assets	3,226	3,057
Total current assets	59,269	115,556

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; September 30, 2016, $1,062,990; December 31, 2015, $971,499	1,701,279	1,790,455
Other property, net of accumulated depreciation and amortization; September 30, 2016, $994; December 31, 2015, $970	1,010	1,019
Long–term derivative asset	464	10,741
Other assets	4,354	5,831
Total assets	$1,766,376	$1,923,602

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Third party	$40,278	$43,135
Related party	5,224	5,952
Income taxes	-	11,657
Derivative liability	2,362	-
Total current liabilities	47,864	60,744

Asset retirement obligations	178,058	174,003
Long–term debt, net	613,799	688,614
Long–term derivative liability	3,056	-
Other long–term liabilities	1,278	1,682

Commitments and contingencies

Owners’ equity:
Common unitholders – 49,055,214 units and 48,871,399 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	936,793	1,011,509
General partner interest	(14,472)	(12,950)
Total owners’ equity	922,321	998,559
Total liabilities and owners’ equity	$1,766,376	$1,923,602

 See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Oil, natural gas and natural gas liquids revenues	$50,750	$37,587	$130,854	$127,734
Transportation and marketing–related revenues	622	734	1,599	2,285
Total revenues	51,372	38,321	132,453	130,019

Operating costs and expenses:
Lease operating expenses	25,571	22,509	80,532	69,833
Cost of purchased natural gas	435	510	1,076	1,588
Dry hole and exploration costs	294	1,034	1,195	1,720
Production taxes	2,126	1,357	5,501	4,708
Accretion expense on obligations	2,057	1,134	6,146	3,548
Depreciation, depletion and amortization	31,639	23,485	91,492	74,718
General and administrative expenses	8,514	8,609	24,862	28,968
Impairment of oil and natural gas properties	687	15,787	3,371	122,244
Gain on settlement of contract	-	-	(3,185)	-
Gain on sales of oil and natural gas properties	-	-	-	(531)
Total operating costs and expenses	71,323	74,425	210,990	306,796

Operating loss	(19,951)	(36,104)	(78,537)	(176,777)

Other income (expense), net:
Gain (loss) on derivatives, net	8,559	37,042	(17,192)	51,406
Interest expense	(9,889)	(11,043)	(32,554)	(38,279)
Gain on early extinguishment of debt	-	-	47,695	-
Other income, net	622	206	1,586	51
Total other income (expense), net	(708)	26,205	(465)	13,178

Loss from continuing operations before income taxes	(20,659)	(9,899)	(79,002)	(163,599)

Income taxes	1,429	61	1,779	684

Loss from continuing operations	(19,230)	(9,838)	(77,223)	(162,915)

Income from discontinued operations	-	-	-	255,512

Net income (loss)	$(19,230)	$(9,838)	$(77,223)	$92,597

Basic and diluted earnings per limited partner unit:
Loss from continuing operations	$(0.38)	$(0.20)	$(1.54)	$(3.29)
Income from discontinued operations	-	-	-	5.12
Net income (loss)	$(0.38)	$(0.20)	$(1.54)	$1.83

Weighted average limited partner units outstanding (basic and diluted)	49,055	48,871	49,046	48,846

Distributions declared per unit	$-	$0.50	$-	$1.50

 See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands)

(Unaudited)

	Common Unitholders	General Partner Interest	Total Owners' Equity

Balance, December 31, 2015	$1,011,509	$(12,950)	$998,559
Contributions from general partner	-	-	-
Distributions	(3,793)	(75)	(3,868)
Equity–based compensation	4,756	97	4,853
Net loss	(75,679)	(1,544)	(77,223)
Balance, September 30, 2016	$936,793	$(14,472)	$922,321

	Common Unitholders	General Partner Interest	Total Owners' Equity

Balance, December 31, 2014	$1,077,826	$(11,713)	$1,066,113
Contribution from general partner	-	91	91
Distributions	(74,242)	(1,496)	(75,738)
Equity–based compensation	9,442	193	9,635
Net income	90,745	1,852	92,597
Balance, September 30, 2015	$1,103,771	$(11,073)	$1,092,698

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(77,223)	$92,597
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Income from discontinued operations	-	(255,512)
Amortization of volumetric production payment liability	(3,070)	-
Accretion expense on obligations	6,146	3,548
Depreciation, depletion and amortization	91,492	74,718
Equity–based compensation cost	4,853	9,635
Impairment of oil and natural gas properties	3,371	122,244
Gain on sales of oil and natural gas properties	-	(531)
Loss (gain) on derivatives, net	17,192	(51,406)
Cash settlements of matured derivative contracts	46,299	98,368
Gain on early extinguishment of debt	(47,695)	-
Other	1,822	288
Changes in operating assets and liabilities:
Accounts receivable	(8,597)	13,864
Other current assets	(291)	894
Accounts payable and accrued liabilities	4,158	10,610
Income taxes	(11,657)	-
Other, net	(277)	(120)
Net cash flows provided by operating activities from continuing operations	26,523	119,197
Net cash flows used in operating activities from discontinued operations	-	(372)
Net cash flows provided by operating activities	26,523	118,825

Cash flows from investing activities:
Additions to oil and natural gas properties	(14,266)	(58,687)
Deposit on acquisition of oil and natural gas properties	-	(25,900)
Proceeds from sale of oil and natural gas properties	2,420	1,439
Cash settlements from acquired derivative contracts	2,823	-
Restricted cash	-	33,768
Other	33	48
Net cash flows used in investing activities from continuing operations	(8,990)	(49,332)
Net cash flows provided by investing activities from discontinued operations	-	572,160
Net cash flows (used in) provided by investing activities	(8,990)	522,828

Cash flows from financing activities:
Repayment of long-term debt borrowings	(41,000)	(561,000)
Long–term debt borrowings	48,000	30,000
Redemption of Senior Notes due 2019	(34,978)	-
Loan costs incurred	(121)	(3,400)
Contributions from general partner	-	91
Distributions paid	(3,868)	(75,738)
Net cash flows used in financing activities	(31,967)	(610,047)

Increase (decrease) in cash and cash equivalents	(14,434)	31,606
Cash and cash equivalents – beginning of year	20,415	8,255
Cash and cash equivalents – end of period	$5,981	$39,861

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

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2015.

All intercompany accounts and transactions have been eliminated in consolidation. In these Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and unit amounts in tabulations are in thousands of dollars and units, respectively, unless otherwise indicated.

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

We estimated the fair value of the phantom units using the Black–Scholes option pricing model. Compensation cost is recognized for these phantom units on a straight–line basis over the service period and is net of estimated forfeitures. These phantom units are subject to graded vesting over a four year period. We recognized compensation cost related to these phantom units of $1.9 million and $2.3 million in the three months ended September 30, 2016 and 2015, respectively, and $4.9 million and $9.4 million in the nine months ended September 30, 2016 and 2015, respectively. These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of September 30, 2016, there was $9.2 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 2.1 years.

In September 2011, we issued 0.3 million performance units to certain employees and executive officers of EV Management and its affiliates. These performance units were fully vested as of January 2015, and we recognized compensation cost related to these performance units of $0.2 million in the nine months ended September 30, 2015. These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

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

As part of the acquisition of oil and natural gas properties in the San Juan Basin, we assumed an obligation to deliver approximately 2.4 billion cubic feet (“Bcf”) of natural gas through December 31, 2016 under previously existing volumetric production payment (“VPP”) agreements. Under these agreements, certain of these oil and natural gas properties are subject to fixed–term overriding royalty interests which had been conveyed to the VPP purchaser. While we are obligated under these agreements to produce and deliver to the purchaser its portion of future natural gas production from these oil and natural gas properties, we retain control of these oil and natural gas properties and rights to future development drilling. If production from the oil and natural gas properties subject to the VPP is inadequate to deliver the natural gas provided for in the VPP, we have an obligation to make up the shortfall in accordance with the provisions of the agreements. At September 30, 2016 and December 31, 2015, the remaining obligation under these agreements was approximately 0.5 Bcf and 1.9 Bcf, respectively, of natural gas.

At September 30, 2016 and December 31, 2015, we have recorded a liability of $1.0 million and $4.0 million, respectively, which is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets, for the cost to produce and deliver to the VPP purchasers their portion of future natural gas production from these oil and natural gas properties. In the three months and nine months ended September 30, 2016, we recorded $0.02 million and $0.1 million, respectively, of accretion expense related to this VPP obligation.

We accounted for these acquisitions as business combinations. The following table reflects pro forma revenues and net income for the three months and nine months ended September 30, 2015 as if these acquisitions had taken place on January 1, 2015. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2015
Revenues:
Historical	$38,321	$130,019
Belden	8,261	24,292
Austin Chalk	2,609	9,235
Appalachian and San Juan Basins	7,528	23,738
Pro forma revenues	$56,719	$187,284

Net income (loss):
Historical	$(9,838)	$92,597
Belden	(17,208)	(76,910)
Austin Chalk	(340)	1,218
Appalachian and San Juan Basins	(241)	413
Pro forma net income (loss)	$(27,627)	$17,318

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

As of September 30, 2016, we had entered into commodity contracts with the following terms:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Hedged	Fixed	Floor	Ceiling
Period Covered	Volume	Price	Price	Price
Oil (MBbls):
Swaps – October 2016 to December 2016	230.0	$65.99	$-	$-
Collars – October 2016 to December 2016	138.0	-	45.00	54.05

Natural Gas (MmmBtus):
Swaps – October 2016 to December 2016	11,316.0	3.42	-	-
Swaps – 2017	32,850.0	3.07	-	-
Collars – 2017	10,950.0	-	2.75	3.27

Natural Gas Liquids (MBbls):
Swaps – October 2016 to December 2016	0.9	9.14	-	-

 As of September 30, 2016, we had entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
January 2017 – December 2017	$100,000	1 Month LIBOR	1.039%
January 2018 – September 2020	100,000	1 Month LIBOR	1.795%

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the fair values and classification of our outstanding derivatives:

			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
Derivatives:
As of September 30, 2016:
Derivative asset	$12,124	$(2,081)	$10,043
Long–term derivative asset	755	(291)	464
Total	$12,879	$(2,372)	$10,507

As of December 31, 2015:
Derivative asset	$60,662	$-	$60,662
Long–term derivative asset	10,741	-	10,741
Total	$71,403	$-	$71,403

			Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheet	Balance Sheet
Derivatives:
As of September 30, 2016:
Derivative liability	$4,443	$(2,081)	$2,362
Long–term derivative liability	3,347	(291)	3,056
Total	$7,790	$(2,372)	$5,418

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

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of September 30, 2016 and December 31, 2015, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recurring Basis

The following table presents the fair value hierarchy for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2016:
Assets - Oil, natural gas and natural gas liquids derivatives	$12,879	$–	$12,879	$–

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$5,688	$–	$5,688	$–
Interest rate swaps	2,102	–	2,102	–
	$7,790	$–	$7,790	$–

As of December 31, 2015:
Assets:
Oil, natural gas and natural gas liquids derivatives	$70,356	$–	$70,356	$–
Interest rate swaps	1,047	–	1,047	–
	$71,403	$–	$71,403	$–

 Our derivatives consist of over–the–counter contracts which are not traded on a public exchange. As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. There were no changes in valuation techniques or related inputs in the three months ended September 30, 2016.

Nonrecurring Basis

In the three and nine months ended September 30, 2015, as a result of a reduction in estimated future net cash flows primarily caused by lower oil, natural gas and natural gas liquids prices, we recognized $15.2 million and $73.3 million, respectively, of impairment charges to write down oil and natural gas properties to their fair value of $10.4 million and $31.4 million in the three and nine months ended September 30, 2015, respectively.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. The estimated fair value of our senior notes due 2019 was $232.6 million and $211.9 million at September 30, 2016 and December 31, 2015, respectively, which differs from the carrying value of $341.8 million and $423.6 million at September 30, 2016 and December 31, 2015, respectively. The fair value of the senior notes due 2019 was determined using Level 2 inputs.

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

	2016	2015
Balance as of January 1	$176,933	$105,773
Liabilities incurred	420	394
Revisions	227	(4,963)
Accretion expense	6,032	3,548
Settlements and divestitures	(2,624)	(4,563)
Balance as of September 30	$180,988	$100,189

As of both September 30, 2016 and December 31, 2015, $2.9 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

NOTE 7. LONG–TERM DEBT

Long–term debt, net consisted of the following:

	September 30,	December 31,
	2016	2015

Credit facility	$272,000	$265,000
8.0% senior notes due 2019:
Principal outstanding	343,348	426,022
Unamortized discount and debt issuance costs (1)	(3,248)	(5,116)
Unaccreted premium (2)	1,699	2,708
	341,799	423,614
Total	$613,799	$688,614

(1)	Imputed interest rate of 8.98% and 8.87% for September 30, 2016 and December 31, 2015, respectively.

(2)	Imputed interest rate of 7.02% and 7.35% for September 30, 2016 and December 31, 2015, respectively.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Credit Facility

As of September 30, 2016, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. The facility allows for up to $35.0 million in cash, reduced by the amount of any quarterly distributions for the remainder of 2016, to be used for the redemption of our senior notes due 2019 (see below) and limits cash held by us to the greater of 5% of the current borrowing base or $30.0 million. We also may use up to $100.0 million of available borrowing capacity for letters of credit. As of September 30, 2016, we have a $0.3 million letter of credit outstanding. The facility requires the maintenance of certain financial covenants, and, as of September 30, 2016, we were in compliance with these financial covenants.

The facility does not require any repayments of amounts outstanding until it expires in February 2020. Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.54% and 3.86% at September 30, 2016 and 2015, respectively).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of September 30, 2016, the borrowing base under the facility was $450.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

In October 2016, the borrowing base under the facility was reaffirmed at $450.0 million.

8.0% Senior Notes due 2019

Our senior notes due April 2019 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither EV Energy Partners, L.P. nor Finance has independent assets or operations apart from the assets and operations of our subsidiaries.

In the nine months ended September 30, 2016, we redeemed $82.7 million of our senior notes due 2019 for $35.0 million, resulting in a gain on the early extinguishment of debt of $47.7 million.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements and no amounts have been accrued at September 30, 2016 or December 31, 2015.

NOTE 9. OWNERS’ EQUITY

Units Outstanding

At September 30, 2016, owners’ equity consists of 49,055,214 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In April and May 2016, the board of directors of EV Management announced that it had elected to suspend distributions for the first and second quarters of 2016, respectively. The board of directors also elected to suspend distributions for the third quarter of 2016.

NOTE 10. DISCONTINUED OPERATIONS

In 2015, we reclassified our unaudited condensed consolidated financial statements to reflect the operations of our midstream segment as discontinued operations due to the sales of our interest in Cardinal Gas Services, LLC in October 2014 and our interest in Utica East Ohio Midstream LLC in June 2015.

Summarized financial information for our midstream segment is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015

Revenues	$-	$93,726
Operating income	-	49,171
Net income	-	49,525

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 11. EARNINGS PER LIMITED PARTNER UNIT

The following sets forth the calculation of earnings per limited partner unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Loss from continuing operations	$(19,230)	$(9,838)	$(77,223)	$(162,915)
General partner's 2% interest in loss from continuing operations	385	197	1,544	3,257
Earnings attributable to unvested phantom units	-	(315)	-	(972)
Limited partners' interest in loss from continuing operations	$(18,845)	$(9,956)	$(75,679)	$(160,630)

Earnings per limited partner unit (basic and diluted)	$(0.38)	$(0.20)	$(1.54)	$(3.29)

Income from discontinued operations	$-	$-	$-	$255,512
General partner's 2% interest in income from discontinued operations	-	-	-	(5,110)
Earnings attributable to unvested phantom units	-	-	-	(216)
Limited partners' interest in income from discontinued operations	$-	$-	$-	$250,186

Earnings per limited partner unit (basic and diluted)	$-	$-	$-	$5.12

Net income (loss)	$(19,230)	$(9,838)	$(77,223)	$92,597
General partner’s 2% interest in net income (loss)	385	197	1,544	(1,852)
Earnings attributable to unvested phantom units	-	(315)	-	(1,188)
Limited partners’ interest in net income (loss)	$(18,845)	$(9,956)	$(75,679)	$89,557

Earnings per limited partner unit (basic and diluted)	$(0.38)	$(0.20)	$(1.54)	$1.83

Weighted average limited partner units outstanding (basic and diluted)	49,055	48,871	49,046	48,846

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $4.0 million and $3.3 million in the three months ended September 30, 2016 and 2015, respectively, and $12.0 million and $9.9 million in the nine months ended September 30, 2016 and 2015, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We have entered into operating agreements with EnerVest whereby a wholly owned subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest approximately $5.3 million and $3.5 million in the three months ended September 30, 2016 and 2015, respectively, and $16.0 million and $11.3 million in the nine months ended September 30, 2016 and 2015, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Nine Months Ended
	September 30,
	2016	2015
Supplemental cash flows information:
Cash paid for interest	$23,543	$26,460
Cash paid for income taxes, net of refunds	10,592	(115)

	As of September 30,
	2016	2015

Noncash transaction - costs for additions to oil and natural gas properties in
accounts payable and accrued liabilities	$1,071	$6,872

Accounts payable and accrued liabilities for third party consisted of the following:

	September 30,	December 31,
	2016	2015
Costs for additions to oil and natural gas properties	$1,071	$5,212
Lease operating expenses	10,969	10,576
Interest	12,910	7,298
Production and ad valorem taxes	7,298	6,763
VPP	1,029	3,984
General and administrative expenses	2,476	2,864
Current portion of ARO	2,930	2,930
Derivative settlements	109	-
Other	1,486	3,508
Total	$40,278	$43,135

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

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In February 2016, the FASB issued ASU No. 2016-02: Leases. The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities arising from leases on the balance sheet. ASU 2016-02 further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. ASU 2016-02 requires disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public entities, ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. We will continue to assess the impact this may have on its financial position, results of operations, and cash flows.

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

In August 2016, the FASB issued ASU No. 2016–15, Statement of Cash Flows. This ASU addresses certain cash flow issues with the objective of reducing the existing diversity in practice in how the cash receipts and cash payments are presented and classified in the statement of cash flows. The provisions of ASU 2016–15 are applicable to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for financial statements that have not yet been previously issued. We do not expect that adopting this ASU will have a material impact on our unaudited condensed consolidated financial statements.

No other new accounting pronouncements issued or effective during the nine months ended September 30, 2016 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

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

We operate in one reportable segment engaged in the acquisition, development and production of oil and natural gas properties, and all of our operations are located in the United States.

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

Current Price Environment

Oil, natural gas and natural gas liquids prices are determined by many factors that are outside of our control. Historically, these prices have been volatile, and we expect them to remain volatile. In late 2014, prices for oil, natural gas and natural gas liquids declined precipitously, and such prices have remained low into the nine months ended September 30, 2016.

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

In the nine months ended September 30, 2016, these low prices negatively affected our revenues, earnings and cash flows, and sustained low prices for oil, natural gas and natural gas liquids could have a material adverse effect on our liquidity. A further or extended decline in prices could also adversely have a significant impact on the value and quantities of our reserves, assuming no other changes in our development plans.

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

Our Response to the Current Price Environment

In response to continued depressed prices and the fact that we have less production hedged in 2016 and 2017 at lower prices relative to previous years, we took a number of steps to continue to preserve our liquidity and financial flexibility. These steps include:

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

In April 2016, we entered into an amendment to our credit facility that reduced our borrowing base, eased leverage covenants and added an interest coverage ratio. Specifically, the amendment:

•	decreased the borrowing base to $450.0 million;

•	changed the senior secured funded debt to EBITDAX ratio covenant to be no greater than (a) for the fiscal quarters ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, 3.0 to 1.0, (b) for the fiscal quarters ending March 31, 2017 and June 30, 2017, 3.5 to 1.0 and (c) for the fiscal quarter ending September 30, 2017 and December 31, 2017, 4.0 to 1.0;

•	changed the total funded debt to EBITDAX ratio covenant to be no greater than (a) for the fiscal quarters ending March 31, 2018, 5.50 to 1.0, (b) for the fiscal quarters ending June 30, 2018 and September 30, 2018, 5.25 to 1.0 and (c) for the fiscal quarter ending December 31, 2018 and thereafter, 4.25 to 1.0;

•	added an EBITDAX to cash interest expense ratio covenant to be no less than (a) for the fiscal quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, 2.5 to 1.0, (b) for the fiscal quarters ending December 31, 2016, March 31, 2017 and June 30, 2017, 2.0 to 1.0 and (c) for the fiscal quarter ending September 30, 2017 and thereafter, 1.5 to 1.0;

•	allowed for up to $35.0 million of cash, reduced dollar for dollar by the amount of any quarterly distributions for the remainder of 2016, to be used for the redemption of our senior notes due 2019; and

•	limited cash held by us to the greater of 5% of the current borrowing base or $30.0 million.

In April 2016, the board of directors announced that it had elected to suspend distributions to unitholders, and, since the adoption of this amendment in April 2016, we have reduced leverage by repurchasing $82.7 million of outstanding senior notes due 2019 for $35.0 million. This repurchase of our senior notes due 2019 at a discount to par created cancellation of debt income for our unitholders.

In October 2016, the borrowing base under the facility was reaffirmed at $450.0 million. As of November 7, 2016, we had $281.0 million outstanding under our credit facility and $343.3 million of our senior notes due 2019 outstanding, for a total of $624.3 million, and we had $177.7 million of liquidity between our borrowing base capacity and cash on hand.

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

In order to mitigate the impact of lower prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. We have entered into derivative contracts covering a portion of our future production through December 2017; however, due to depressed commodity prices over the last 2 years and the unfavorable terms of available hedging contracts, we have less production volumes hedged and the prices at which those volumes are hedged are at lower average prices than in the past. This has left us with a greater exposure to current commodity prices and has impacted cash flows from operations. Continued depressed commodity prices could continue to impact our acquisition and development plans, our growth strategy and our ability to access additional capital in the capital markets and reduce the cash we have available to pay distributions, which may delay our ability to reinstate our quarterly distribution.

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

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Production data:
Oil (MBbls)	308	212	938	690
Natural gas liquids (MBbls)	597	526	1,784	1,671
Natural gas (MMcf)	12,535	9,720	38,304	30,326
Net production (MMcfe)	17,965	14,147	54,637	44,491
Average sales price per unit:
Oil (Bbl)	$40.40	$41.27	$36.82	$46.19
Natural gas liquids (Bbl)	14.23	11.93	14.09	14.11
Natural gas (Mcf)	2.38	2.32	1.86	2.38
Mcfe	2.82	2.66	2.39	2.87
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.42	$1.59	$1.47	$1.57
Production taxes	0.12	0.10	0.10	0.11
Total	1.54	1.69	1.57	1.68
Depreciation, depletion and amortization	1.76	1.66	1.67	1.68
General and administrative expenses	0.47	0.61	0.46	0.66

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

Net loss for the three months ended September 30, 2016 was $19.2 million compared with $9.8 million for the three months ended September 30, 2015. The significant factors in this change were (i) a $28.5 million unfavorable change in gain (loss) on derivatives, partially offset by (ii) a $15.1 million decrease in impairment of oil and natural gas properties.

Oil, natural gas and natural gas liquids revenues for the three months ended September 30, 2016 totaled $50.8 million, an increase of $13.2 million compared with the three months ended September 30, 2015. This was the result of an increase of $11.6 million from increased oil, natural gas and natural gas liquids production and $1.8 million from higher natural gas and natural gas liquids prices, partially offset by $0.2 million related to lower prices for oil.

Lease operating expenses for the three months ended September 30, 2016 increased $3.1 million compared with the three months ended September 30, 2015 as the result of $5.4 million from increased production offset by $2.3 million from a lower unit cost per Mcfe. Lease operating expenses were $1.42 per Mcfe in the three months ended September 30, 2016 compared with $1.59 per Mcfe in the three months ended September 30, 2015.

Depreciation, depletion and amortization (“DD&A”) for the three months ended September 30, 2016 increased $8.2 million compared with the three months ended September 30, 2015 as a result of $6.7 million from increased production and $1.5 million from a higher unit cost per Mcfe. The higher average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates. DD&A was $1.76 per Mcfe in the three months ended September 30, 2016 compared with $1.66 per Mcfe in the three months ended September 30, 2015.

General and administrative (“G&A”) expenses for the three months ended September 30, 2016 totaled $8.5 million compared with $8.6 million for the three months ended September 30, 2015. Included in G&A expenses for the three months ended September 30, 2016 were $0.5 million of lower due diligence costs related to the October 2015 acquisitions costs recorded during 2015 and $0.4 million of lower equity compensation costs, partially offset by $0.7 million of higher fees paid to EnerVest under the omnibus agreement. G&A expenses were $0.47 per Mcfe in the three months ended September 30, 2016 compared with $0.61 per Mcfe in the three months ended September 30, 2015.

In the three months ended September 30, 2016, we incurred leasehold impairment charges of $0.7 million. In the three months ended September 30, 2015, we incurred impairment charges of $15.8 million, of which $15.2 million related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of our estimated reserves, appropriate risk-adjusted discount rates and other relevant data. The remainder of the impairment charges for the three months ended September 30, 2015 consisted of $0.6 million of leasehold impairments related to a change in our development plans for acreage in the Utica Shale.

Gain on derivatives, net was $8.6 million for the three months ended September 30, 2016 compared with $37.0 million for the three months ended September 30, 2015. This change was attributable to changes in future oil and natural gas prices and the impact of the expiration of derivative contracts with more favorable terms as of December 31, 2015. The 12 month forward price at September 30, 2016 for oil averaged $50.65 per Bbl compared with $49.42 at June 30, 2016, and the 12 month forward prices at September 30, 2016 for natural gas averaged $3.07 per MmBtu compared with $3.02 at June 30, 2016. The 12 month forward price at September 30, 2015 for oil averaged $48.71 per Bbl compared with $61.99 at June 30, 2015, and the 12 month forward prices at September 30, 2015 for natural gas averaged $2.82 per MmBtu compared with $3.13 at June 30, 2015.

Interest expense for the three months ended September 30, 2016 decreased $1.2 million compared with the three months ended September 30, 2015 due to $3.1 million from a lower weighted average effective interest rate, partially offset by $1.9 million from a higher weighted average long–term debt balance.

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

Net income (loss) for the nine months ended September 30, 2016 was $(77.2) million compared with $92.6 million for the nine months ended September 30, 2015. The significant factors in this change were (i) a $255.5 million decrease in income from discontinued operations and (ii) a $68.6 million unfavorable change in gain (loss) on derivatives, partially offset by (iii) a $47.7 million gain on early extinguishment of debt and (iv) a $118.9 million decrease in impairment of oil and natural gas properties.

Oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2016 totaled $130.9 million, an increase of $3.1 million compared with the nine months ended September 30, 2015. This was the result of an increase of $25.5 million for increased production, partially offset by $22.4 million related to lower prices.

Lease operating expenses for the nine months ended September 30, 2016 increased $10.7 million compared with the nine months ended September 30, 2015 as the result of $15.0 million from increased production partially offset by $4.3 million from a lower unit cost per Mcfe. Lease operating expenses were $1.47 per Mcfe in the nine months ended September 30, 2016 compared with $1.57 per Mcfe in the nine months ended September 30, 2015.

DD&A for the nine months ended September 30, 2016 increased $16.8 million compared with the nine months ended September 30, 2015 as a result of $17.0 million from increased production partially offset by $0.2 million from a lower unit cost per Mcfe. The lower average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates and the decrease in the carrying value of our oil and natural gas properties from the impact of the impairments that were recognized in 2015. DD&A was $1.67 per Mcfe in the nine months ended September 30, 2016 compared with $1.68 per Mcfe in the nine months ended September 30, 2015.

G&A expenses for the nine months ended September 30, 2016 totaled $24.9 million, a decrease of $4.1 million compared with the nine months ended September 30, 2015. This decrease is primarily the result of (i) $4.8 million of lower equity compensation costs, of which $2.3 million related to the accelerated vesting of the phantom units of a former officer in the nine months ended September 30, 2015; (ii) a $1.3 million decrease in compensation costs, of which $0.8 million related to the vesting of our phantom units under our equity compensation plan; partially offset by (iii) $2.1 million of higher fees paid to EnerVest under the omnibus agreement. G&A expenses were $0.46 per Mcfe in the nine months ended September 30, 2016 compared with $0.66 per Mcfe in the nine months ended September 30, 2015.

In the nine months ended September 30, 2016, we incurred leasehold impairment charges of $3.4 million. In the nine months ended September 30, 2015, we incurred impairment charges of $122.2 million. Of this amount, $73.3 million related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of our estimated reserves, appropriate risk – adjusted discount rates and other relevant data. The remainder of the impairment charges for the nine months ended September 30, 2015 consisted of $48.9 million of leasehold impairments, of which $48.4 million related to a change in our development plans for acreage in the Utica Shale.

Gain (loss) on derivatives, net was $(17.2) million for the nine months ended September 30, 2016 compared with $51.4 million for the nine months ended September 30, 2015. This change was attributable to changes in future oil and natural gas prices and the impact of the expiration of derivative contracts with more favorable terms. The 12 month forward price at September 30, 2016 for oil averaged $50.65 per Bbl compared with $40.45 at December 31, 2015, and the 12 month forward prices at September 30, 2016 for natural gas averaged $3.07 per MmBtu compared with $2.49 at December 31, 2015. The 12 month forward price at September 30, 2015 for oil averaged $48.71 per Bbl compared with $56.46 at December 31, 2014, and the 12 month forward prices at September 30, 2015 for natural gas averaged $2.82 per MmBtu compared with $3.03 at December 31, 2014.

Interest expense for the nine months ended September 30, 2016 decreased $5.7 million compared with the nine months ended September 30, 2015 due to $8.0 million from a lower weighted average long–term debt balance, partially offset by $0.8 million from a higher weighted average effective interest rate and the write–off of $1.5 million of loan costs due to the reduction in the borrowing base and the redemption of the senior notes due 2019.

In the nine months ended September 30, 2016, we recognized a $47.7 million gain on the early extinguishment of debt as we redeemed $82.7 million of our senior notes due 2019 for $35.0 million.

In the nine months ended September 30, 2015, income from discontinued operations was $255.5 million, which included the $246.7 million gain on the sale of UEO.

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

In response to continued depressed prices and the fact that we have less production hedged in 2016 and 2017 at lower prices relative to previous years, we took a number of steps to continue to preserve our liquidity and financial flexibility. These steps include:

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

As of November 7, 2016, we had $177.7 million of liquidity between our borrowing base capacity and cash on hand. We believe that this available capital, coupled with net cash flows generated from operations and any proceeds from sales of assets will be adequate to fund our capital budget for the remainder of the year and satisfy our short–term liquidity needs.

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

Long–term Debt

As of September 30, 2016, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of September 30, 2016, the borrowing base was $450.0 million, and we had $272.0 million outstanding. In October 2016, the borrowing base under the facility was reaffirmed at $450.0 million.

As of September 30, 2016, we had $343.3 million in aggregate principal amount outstanding of our senior notes due 2019. As of September 30, 2016, the aggregate carrying amount of the senior notes due 2019 was $341.8 million.

For additional information about our long–term debt, such as interest rates and covenants, please see Note 7 to our Unaudited Condensed Consolidated Financial Statements – “Long-Term Debt” contained herein.

Cash and Short–term Investments

At September 30, 2016, we had $6.0 million of cash on hand.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of September 30, 2016, all of our counterparties had performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Nine Months Ended September 30,
	2016	2015
Operating activities	$26,523	$118,825
Investing activities	(8,990)	522,828
Financing activities	(31,967)	(610,047)

Operating Activities

Cash flows from operating activities provided $26.5 million and $118.8 million in the nine months ended September 30, 2016 and 2015, respectively. The significant factors in the change were $52.1 million of decreased cash settlements from our matured derivative contracts, an $11.7 million federal tax payment related to the conversion of an acquired corporation to a single member LLC and a $30.1 million change in working capital, primarily related to higher accounts receivable as a result of higher oil, natural gas and natural gas liquids production during the nine months ended September 30, 2016, partially offset by a $1.4 million income tax refund associated with one of our partnerships.

Investing Activities

During the nine months ended September 30, 2016, we spent $14.3 million for additions to our oil and natural gas properties and received $2.4 million from the sale of certain oil and natural gas wells and $2.8 million in cash settlements from acquired derivative contracts. During the nine months ended September 30, 2015, cash flows used in investing activities from continuing operations totaled $49.3 million. This consisted of $58.7 million for additions to our oil and natural gas properties and $25.9 million related to a deposit on our October 2015 acquisition offset by $33.8 million from the release of cash deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code and $1.4 million in proceeds from the sale of oil and natural gas properties. Net cash flows provided by investing activities from discontinued operations of $572.2 million consisted of the proceeds from the sale of our interest in Utica East Ohio Midstream LLC (“UEO”).

Financing Activities

During the nine months ended September 30, 2016, we received $48.0 million from borrowings under our credit facility, repaid $41.0 million of long–term debt borrowings, and paid distributions of $3.9 million to holders of our common units, phantom units and our general partner. We also redeemed $82.7 million of our senior notes due 2019 for $35.0 million.

During the nine months ended September 30, 2015, we repaid $561.0 million of borrowings under our credit facility with proceeds from the sale of our investment in UEO and the release of our restricted cash. We also received $30.0 million from borrowings under our credit facility, incurred loan costs of $3.4 million related to the amendment of our credit facility and paid distributions of $75.7 million to holders of our common units, phantom units and our general partner.

Off Balance Sheet Arrangements

In the normal course of business, we may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. Other than the off-balance sheet arrangements included in our 2015 Form 10-K, we have no other off-balance sheet arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2017. As of September 30, 2016, we have commodity contracts covering approximately 69% of our production attributable to our estimated net proved reserves from October 2016 through December 2017, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at September 30, 2016 was a net asset of $7.2 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $14.7 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the nine months ended September 30, 2016 would have increased by approximately $2.0 million. The fair value of our interest rate swaps at September 30, 2016 was a liability of $2.1 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $1.5 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our unaudited condensed consolidated financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10–K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1	First Amended and Restated Partnership Agreement of EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	EV Energy Partners, L.P., 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on July 20, 2016).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

 ________________

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: November 8, 2016	By:	/s/ NICHOLAS BOBROWSKI
Nicholas Bobrowski
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	First Amended and Restated Partnership Agreement of EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	EV Energy Partners, L.P., 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed on July 20, 2016).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+ Filed herewith

