Form 10-K
period 2016-12-31
EV Energy Partners, LP
filed 2017-03-01
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

YES ☐ NO ☑

The aggregate market value of the common units held by non–affiliates at June 30, 2016 based on the closing price on the NASDAQ Global Market on June 30, 2016 was $100,811,559.

As of February 15, 2017, the registrant had 49,368,869 common units outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

EV Energy Partners, L.P. (“we,” “our,” “us” or the “Partnership”) is a publicly held Delaware limited partnership formed in 2006. Our general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of our general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company. EV Management is a wholly owned subsidiary of EnerVest, Ltd. (“EnerVest”), a Texas limited partnership. EnerVest and its affiliates have a significant interest in us through their 71.25% ownership of EV Energy GP which, in turn, owns a 2% general partner interest in us and all of our incentive distribution rights (“IDRs”).

Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.” Our business activities are primarily conducted through wholly owned subsidiaries.

As of December 31, 2016, our oil and natural gas properties were located in the Barnett Shale, the San Juan Basin, the Appalachian Basin (which includes the Utica Shale), Michigan, Central Texas (which includes the Austin Chalk area), the Monroe Field in Northern Louisiana, the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana and the Permian Basin.

Oil, natural gas and natural gas liquids reserve information is derived from our reserve reports prepared by Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”) and Wright & Company, Inc. (“Wright”), our independent reserve engineers. All of our proved reserves are located in the United States. The following table summarizes information about our proved reserves by geographic region as of December 31, 2016:

	Estimated Net Proved Reserves
			Natural Gas
	Oil	Natural Gas	Liquids		PV10 (1)
	(MMBbls)	(Bcf)	(MMBbls)	Bcfe	($ in millions)

Barnett Shale	0.4	239.1	21.0	367.8	$128.6
San Juan Basin	1.1	94.9	7.1	144.0	46.3
Appalachian Basin	7.2	91.7	0.3	136.4	98.4
Michigan	-	74.7	0.4	77.8	29.1
Central Texas	2.4	20.5	2.4	49.1	44.0
Monroe Field	-	27.9	-	27.9	(1.2)
Mid–Continent area	1.1	18.9	0.4	27.8	18.9
Permian Basin	0.4	7.6	1.8	20.4	9.5
Total	12.6	575.3	33.4	851.2	$373.6

_____________

(1)	At December 31, 2016, our standardized measure of discounted future net cash flows was $371.1 million. Because we are a limited partnership, we made no provision for federal income taxes in the calculation of standardized measure; however, we made a provision for future obligations under the Texas gross margin tax. The present value of future net pre–tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum (“PV–10”), is a computation of the standardized measure of discounted future net cash flows on a pre–tax basis. PV–10 is computed on the same basis as standardized measure but does not include a provision for federal income taxes or the Texas gross margin tax. PV–10 is considered a non–GAAP financial measure under the regulations of the Securities and Exchange Commission (the “SEC”). We believe PV–10 to be an important measure for evaluating the relative significance of our oil and natural gas properties. We further believe investors and creditors may utilize our PV–10 as a basis for comparison of the relative size and value of our reserves to other companies. PV–10, however, is not a substitute for the standardized measure. Our PV–10 measure and the standardized measure do not purport to present the fair value of our reserves.

The table below provides a reconciliation of PV–10 to the standardized measure at December 31, 2016 (dollars in millions):

Standardized measure	$371.1
Future Texas gross margin taxes, discounted at 10%	2.5
PV-10	$373.6

Current Developments

Oil, natural gas and natural gas liquids prices are determined by many factors that are outside of our control. Historically, these prices have been volatile, and we expect them to remain volatile. In late 2014, prices for oil, natural gas and natural gas liquids declined precipitously, and prices remained low through 2015 and most of 2016. While prices showed some improvement during the second half of 2016 and the beginning of 2017, they have continued to fluctuate.

Factors contributing to lower oil prices include real or perceived geopolitical risks in oil producing regions of the world, particularly the Middle East; lower forecasted levels of global economic growth combined with excess global supply; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. Factors contributing to lower natural gas prices include increased supplies of natural gas due to greater exploration and development activities; higher levels of natural gas in storage; and competition from other energy sources. Prices for natural gas liquids generally correlate to the price of oil and, accordingly, prices remain lower than historical levels and are likely to continue to directionally follow the market for oil.

In 2016, these low prices negatively affected our revenues, earnings and cash flows, and continued volatility in prices for oil, natural gas and natural gas liquids could have a material adverse effect on our liquidity. Continued volatility or further declines in prices could also have a significant adverse impact on the value and quantities of our reserves, assuming no other changes in our development plans.

In 2016, in response to continued lower prices, we took a number of actions to preserve our liquidity and financial flexibility, including:

•	repurchased $82.7 million of our outstanding senior notes due April 2019 for $35.0 million;

•	reduced the amount of capital spending we dedicated to the development of our reserves by approximately 75%;

•	continued to reduce operating and capital costs;

•	amended our credit facility to, among other things, ease the leverage covenants until 2018;

•	continued to evaluate strategic divestitures such as our recent Barnett Shale divestiture described below and acquisitions of long-life, producing oil and natural gas properties; and

•	reevaluated our common unit distribution policy and suspended our common unit distribution to conserve excess cash.

As a result of the steps above, as of December 31, 2016, we have over $205 million of liquidity between our borrowing base capacity, cash on hand and restricted cash. However, given current forward oil and natural gas prices and the fact that we have less production hedged at lower prices in 2017 relative to previous years, we have taken additional steps going forward into 2017 to continue to preserve our liquidity and financial flexibility. These steps include:

•	focusing on managing and enhancing our base business through continued reductions in operating costs;

•	increasing our capital spending budget to $30 - $45 million from $10.7 million in 2016, in an effort to maintain current production levels;

•	maintaining a sufficient liquidity position to manage through the current environment, which includes continuing to assess the appropriate distribution levels every quarter;

•	continuing to evaluate strategic acquisitions of long–life, producing oil and natural gas properties such as our Eagle Ford Acquisition described below; and

•	further realizing the value of our undeveloped acreage through either alternative sources of capital, including farmouts, production payments and joint ventures, or potential monetization of acreage.

During 2016, the board of directors of EV Management announced that it had elected to suspend distributions for the first three quarters of 2016. The board of directors also elected to suspend distributions for the fourth quarter of 2016. The company continues to generate positive distributable cash flow, albeit at significantly lower levels than previous years. The board of directors continues to evaluate the distribution on a quarterly basis and may elect to reinstate the distribution at the appropriate time when commodity prices and operating cash flows have increased to a level that can support a sustainable distribution in compliance with the covenants in our credit agreement. In order to reinstate distributions, we must be in compliance with the covenants contained in our credit agreement. We are currently in compliance with all of the covenants contained in the most recent ninth amendment of our credit agreement and expect to be in compliance through the end of 2017. Absent a rebound in commodity prices or an amendment to our credit facility, we currently project that we will not be in compliance with our leverage covenant at the end of the first quarter of 2018. See Item 1A. Risk Factors - Covenants in our credit agreement may restrict our ability to resume and sustain distributions.

In December 2016, we sold a portion of our Barnett Shale natural gas properties for $52.1 million (before post-closing adjustments), which proceeds were deposited with a qualified intermediary to facilitate a like-kind exchange transaction pursuant to Section 1031 of the Internal Revenue Code. On January 31, 2017, we acquired a 5.8% working interest in 9,151 gross acres (529 net acres) in Karnes County, TX for $58.7 million (before post-closing purchase price adjustments) with the proceeds and $6.6 million of borrowings under our credit facility (the “Eagle Ford Acquisition”). Certain EnerVest institutional partnerships own an 87% working interest in, and EnerVest acts as operator of, the properties.

Long–Term Business Strategy

One of our primary business objectives is to manage our oil and natural gas properties for the purpose of generating sufficient excess cash flow that will allow us to reinstate a stable distribution, which we will be able to grow over time. To meet this objective, we intend to execute the following business strategies:

•	Maximize asset value and cash flow stability through our operating and technical expertise

We seek to maintain an inventory of drilling and development projects to maintain and grow our production from our capital development program. EnerVest operates properties representing approximately 94% of our estimated net proved reserves as of December 31, 2016. Our development program is focused on lower–risk, repeatable drilling opportunities to maintain and grow cash flow.

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

•	Pursue alternatives to optimize the value of our assets

We continue to pursue a range of alternatives to optimize the value of our assets, and we cannot at this time predict the type of transaction or transactions into which we may enter. We may not be successful in our efforts or it may take longer to complete a transaction than we expect.

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

Competitive Strengths

We believe that we are well positioned to achieve our primary business objectives and to execute our strategies because of the following competitive strengths:

•	Geographically diversified asset base characterized by long–life reserves and predictable decline rates

Our properties are located in eight producing basins with an average reserve life of 15.3 years as of December 31, 2016. The majority of our properties have been producing for many years, resulting in predictable decline rates.

•	Significant inventory of low–risk development opportunities

We have a significant inventory of development projects in our core areas of operation. At December 31, 2016, we had 3,014 identified gross drilling locations, of which approximately 144 were proved undeveloped drilling locations and the remainder were unproved drilling locations. In 2016, we drilled a total of 9 gross (2.6 net) development wells with a 100% gross success rate. Our development program is focused on lower risk drilling opportunities to maintain and increase production.

•	Relationship with EnerVest

Our relationship with EnerVest provides us with a wide breadth of operational, financial, technical, risk management and other expertise across a broad geographical range, which assists us in evaluating acquisition and development opportunities. In addition, we believe that our relationship with EnerVest allows us to participate in much larger acquisitions that would not otherwise be available to us.

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

EnerVest’s principal business is to act as general partner or manager of EnerVest partnerships, formed to acquire, explore, develop and produce oil and natural gas properties. A primary investment objective of the EnerVest partnerships is to make periodic cash distributions. EnerVest was formed in 1992 and is one of the 25 largest oil and natural gas companies in the United States, with more than 40,000 wells across 15 states, 6.5 million acres under lease and 5.4 Tcfe of proved reserves under management.

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

EnerVest currently operates oil and natural gas properties representing 94% of our proved oil and gas reserves as of December 31, 2016. The EnerVest partnerships own interests in oil and gas properties in which we own interests. The properties are primarily located in the Barnett Shale, Central Texas and the Appalachian Basin, and these properties represent approximately 65% of our net proved reserves at December 31, 2016. The investment strategy of the EnerVest partnerships is to typically divest their properties in three to five years, while our strategy contemplates holding such properties for a longer term. If the EnerVest partnerships were to sell their interests in these properties to an entity not affiliated with EnerVest, we may not have a sufficient working interest to cause EnerVest to remain operator of the property. The EnerVest partnerships are under no obligation to us with respect to their sale of the properties they own.

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

Oil and Natural Gas Producing Activities

At December 31, 2016, our oil and natural gas properties were located in the Barnett Shale, the San Juan Basin, the Appalachian Basin (which includes the Utica Shale), Michigan, Central Texas (which includes the Austin Chalk area), the Monroe Field in Northern Louisiana, the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana and the Permian Basin.

Barnett Shale

Our properties are primarily located in Denton, Montague, Parker, Tarrant and Wise counties in Northern Texas. Our estimated net proved reserves as of December 31, 2016 were 367.8 Bcfe, 65% of which is natural gas. During 2016, we drilled 9 gross wells in the Barnett Shale, which was successfully completed. EnerVest operates wells representing 98% of our estimated net proved reserves in this area, and we own an average 26% working interest in 1,560 gross productive wells.

San Juan Basin

Our properties are primarily located in Rio Arriba County, New Mexico and La Plata County in Colorado. Our estimated net proved reserves as of December 31, 2016 were 144.0 Bcfe, 66% of which is natural gas. During 2016, we did not drill any wells in the San Juan Basin. EnerVest operates wells representing 97% of our estimated net proved reserves in this area, and we own an average 77% working interest in 519 gross productive wells.

Appalachian Basin (including the Utica Shale)

Our activities are concentrated in the Ohio and West Virginia areas of the Appalachian Basin. Our Ohio area properties are producing primarily from the Knox and Clinton formations and other Devonian age sands in 40 counties in Eastern Ohio and 8 counties in Western Pennsylvania. Our West Virginia area properties are producing primarily from the Balltown, Benson and Big Injun formations in 22 counties in North Central West Virginia. Our estimated net proved reserves as of December 31, 2016 were 136.4 Bcfe, 67% of which is natural gas. During 2016, we did not drill any wells in the Appalachian Basin. EnerVest operates wells representing 88% of our estimated net proved reserves in this area, and we own an average 71% working interest in 11,238 gross productive wells.

Michigan

Our properties are located in the Antrim Shale reservoir in Otsego and Montmorency counties in northern Michigan. Our estimated net proved reserves as of December 31, 2016 were 77.8 Bcfe, 96% of which is natural gas. During 2016, we did not drill any wells in Michigan. EnerVest operates wells representing 99% of our estimated net proved reserves in this area, and we own an average 60% working interest in 1,586 gross productive wells.

Central Texas

Our properties produce primarily from the Austin Chalk formation and are located in 16 counties in Central Texas. Our portion of the estimated net proved reserves as of December 31, 2016 was 49.1 Bcfe, 42% of which is natural gas. During 2016, we did not drill any wells in Central Texas. EnerVest operates wells representing 97% of our estimated net proved reserves in this area, and we own an average 22% working interest in 1,462 gross productive wells.

Monroe Field

Our properties are primarily located in two parishes in Northeast Louisiana. Our estimated net proved reserves as of December 31, 2016 were 27.9 Bcfe, 100% of which is natural gas. During 2016, we did not drill any wells in the Monroe Field. EnerVest operates wells representing 100% of our estimated net proved reserves in this area, and we own an average 100% working interest in 3,244 gross productive wells.

Mid–Continent Area

Our properties are primarily located in 43 counties in Oklahoma, 22 counties in Texas, four parishes in North Louisiana, two counties in Kansas and six counties in Arkansas. Our estimated net proved reserves as of December 31, 2016 were 27.8 Bcfe, 68% of which is natural gas. During 2016, we did not drill any wells in the Mid-Continent area. EnerVest operates wells representing 16% of our estimated net proved reserves in this area, and we own an average 24% working interest in 1,748 gross productive wells.

Permian Basin

Our properties are primarily located in the Yates, Seven Rivers, Queen, Morrow, Clear Fork and Wichita Albany formations in four counties in New Mexico and Texas. Our estimated net proved reserves as of December 31, 2016 were 20.4 Bcfe, 37% of which is natural gas. During 2016, we did not drill any wells in the Permian Basin. EnerVest operates wells representing 99% of our estimated net proved reserves in this area, and we own an average 96% working interest in 136 gross productive wells.

Our Oil, Natural Gas and Natural Gas Liquids Data

Our Reserves

The following table presents our estimated net proved reserves at December 31, 2016:

	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Bcfe
Proved reserves:
Developed	12.0	523.1	28.2	764.1
Undeveloped	0.6	52.2	5.2	87.1
Total	12.6	575.3	33.4	851.2

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

The data in the above table represents estimates only. Oil, natural gas and natural gas liquids reserve engineering is inherently a subjective process of estimating underground accumulations of oil, natural gas and natural gas liquids that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil, natural gas and natural gas liquids that are ultimately recovered. Please read “Item 1A. Risk Factors.”

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

Our Proved Undeveloped Reserves

We annually review all PUDs to ensure an appropriate plan for development exists. As of December 31, 2016, none of our PUDs have remained part of our PUD inventory for more than five years following the date they were initially classified as PUDs, except for 3.5% of our PUDs that require sidetracks of existing producing wells, in which case the development will occur when existing production ceases. We plan to convert our PUDs as of December 31, 2016 to proved developed reserves within five years of the date they were included as part of our PUD inventory of drilling locations, except for the sidetracks mentioned above, by drilling 144 gross wells at a total estimated capital cost of $61.9 million.

At December 31, 2016, we had 87.1 Bcfe of PUDs compared with 187.7 Bcfe of PUDs at December 31, 2015. The following table describes the changes in our PUDs during 2016:

Bcfe
PUDs as of December 31, 2015	187.7
Revisions of previous estimates	(94.8)
Sales of minerals in place	(18.2)
Extensions and discoveries	13.7
Converted to proved developed reserves	(1.3)
PUDs as of December 31, 2016	87.1

The following describes the material changes to our PUDs during 2016:

Revisions of previous estimates. The annual review of our PUDs for 2016 resulted in a negative revision of 94.8 Bcfe. This change from prior estimates results from the decrease in prices for oil, natural gas and natural gas liquids used in our December 31, 2016 reserve estimates from prices used in our December 31, 2015 reserve estimates.

Sales of minerals in place. In December 2016, we sold oil and natural gas properties in the Barnett Shale and Austin Chalk areas. Of the 18.2 Bcfe of PUDs sold in 2016, 17.2 Bcfe were located in the Barnett Shale and the remaining 1.0 Bcfe were located in the Austin Chalk.

Extensions and discoveries. As we drill wells on our leases, reserves attributable to wells adjacent to the newly drilled wells may be added as extensions and discoveries to the PUD category. Extensions and discoveries were primarily due to increases in PUDs associated with our successful drilling activity in 2016 in the Barnett Shale and Austin Chalk. PUD additions in the Barnett Shale and Austin Chalk totaled 13.0 Bcfe and 0.7 Bcfe, respectively. We plan to drill these new PUDs within five years of January 1, 2017.

Converted to proved developed reserves. In 2016, we developed approximately 1% of our PUD volume and 1% of our PUD locations booked as of December 31, 2015 through the drilling of 2 gross (0.6 net) development wells. Of these reserves and wells, 1.3 Bcfe and 1 gross well are located in the Barnett Shale and the additional well and reserves are located in the Mid-Continent area. Costs incurred relating to the development of PUDs were approximately $0.4 million during 2016.

Internal Controls Applicable to our Reserve Estimates

Our policies and procedures regarding internal controls over the recording of our reserves is structured to objectively and accurately estimate our reserves quantities and present values in compliance with both accounting principles generally accepted in the United States and the SEC’s regulations. Compliance with these rules and regulations is the responsibility of Terry Wagstaff, our Vice President of Acquisitions and Engineering, who is also our principal engineer. Mr. Wagstaff has over 35 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during most of this time, and is a qualified reserves estimator (“QRE”), as defined by the standards of the Society of Petroleum Engineers. Further professional qualifications include a Bachelor of Science in Petroleum Engineering, extensive internal and external reserve training, asset evaluation and management, and he is a registered professional engineer in the state of Texas. In addition, our principal engineer is an active participant in industry reserve seminars, professional industry groups, and is a member of the Society of Petroleum Engineers.

Our controls over reserve estimates included retaining Cawley Gillespie and Wright as our independent petroleum engineers. We provided information about our oil and natural gas properties, including production profiles, prices and costs, to Cawley Gillespie and Wright, and they prepared their own estimates of 89% and 11%, respectively, of our reserves attributable to our properties. All of the information regarding reserves in this annual report on Form 10–K is derived from the reports of Cawley Gillespie and Wright, which are included as exhibits to this annual report on Form 10–K.

The principal engineer at Cawley Gillespie responsible for preparing our reserve estimates is W. Todd Brooker, a President and Principal with Cawley Gillespie. Mr. Brooker is a licensed professional engineer in the state of Texas (license #83462) with over 25 years of experience in petroleum engineering. The principal engineer at Wright responsible for preparing our reserve estimates is D. Randall Wright, the President of Wright. Mr. Wright is a licensed professional engineer in the state of Texas (license #43291) with over 43 years of experience in petroleum engineering.

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

Our Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2016. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have a working interest, regardless of our percentage interest. A net well is not a physical well, but is a concept that reflects the actual total working interest we hold in a given well. We compute the number of net wells we own by totaling the percentage interests we hold in all our gross wells. Operated wells are the wells operated by EnerVest in which we own an interest.

Our wells may produce both oil and natural gas. We classify a well as an oil well if the net equivalent production of oil was greater than natural gas for the well.

	Gross Wells			Net Wells
		Natural			Natural
	Oil	Gas	Total	Oil	Gas	Total
Barnett Shale:
Operated	12	1,301	1,313	4	385	389
Non–operated	12	235	247	1	10	11
San Juan Basin:
Operated	19	421	440	19	370	389
Non–operated	23	56	79	2	7	9
Appalachian Basin:
Operated	1,798	8,299	10,097	1,732	5,982	7,714
Non–operated	99	1,042	1,141	30	192	222
Michigan:
Operated	1	1,226	1,227	1	933	934
Non–operated	29	330	359	1	17	18
Central Texas:
Operated	614	611	1,225	158	144	302
Non–operated	21	216	237	1	14	15
Monroe Field:
Operated	-	3,244	3,244	-	3,244	3,244
Non–operated	-	-	-	-	-	-
Mid–Continent area:
Operated	38	77	115	29	58	87
Non–operated	611	1,022	1,633	47	288	335
Permian Basin:
Operated	1	132	133	1	129	130
Non–operated	3	-	3	1	-	1
Total (1)	3,281	18,212	21,493	2,027	11,773	13,800

_____________

(1)	In addition, we own small royalty interests in over 1,000 wells.

Our Developed and Undeveloped Acreage

The following table sets forth information relating to our leasehold acreage as of December 31, 2016:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Barnett Shale	146,360	38,465	14,834	3,382
San Juan Basin	167,064	74,193	41,222	30,339
Appalachian Basin	3,018,837	538,450	1,934,201	322,963
Michigan	103,441	67,536	4,437	1,169
Central Texas	792,379	106,883	13,447	2,303
Monroe Field (1)	6,134	6,134	171,375	146,696
Mid–Continent area	392,483	57,072	10,315	493
Permian Basin	11,415	10,868	520	385
Total	4,638,113	899,601	2,190,351	507,730

 _____________

(1)	There are no spacing requirements on substantially all of the wells on our Monroe Field properties; therefore, one developed acre is assigned to each productive well for which there is no spacing unit assigned.

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

Production by Field

The following table sets forth our production for 2016, 2015 and 2014 from the Barnett Shale, the Appalachian Basin and the San Juan Basin, which are the only fields during those years for which our estimated net proved reserves at December 31, 2016 attributable to the field represented 15% or more of our total estimated net proved reserves at December 31, 2016:

	Year Ended December 31,
	2016			2015			2014
			Natural			Natural			Natural
		Natural	Gas		Natural	Gas		Natural	Gas
	Oil	Gas	Liquids	Oil	Gas	Liquids	Oil	Gas	Liquids
	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)

Barnett Shale	39	19,936	1,320	65	22,249	1,593	100	22,569	1,642
Appalachian Basin	611	12,097	59	420	7,553	43	332	7,254	32
San Juan Basin	75	3,751	405	53	1,949	203	50	1,780	124

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

The following table summarizes our approximate gross and net interest in development wells completed by us during 2016, 2015 and 2014, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2016	2015	2014
Gross wells:
Productive	9.0	62.0	186.0
Dry	-	-	2.0
Total	9.0	62.0	188.0
Net wells:
Productive	2.6	14.6	38.6
Dry	-	-	0.2
Total	2.6	14.6	38.8

As of December 31, 2016, we were participating in the drilling of 1 gross (0.3 net) development well.

We did not drill any exploratory wells in 2016. We drilled three gross (1.7 net) exploratory wells in 2015, all of which were successfully completed as producers. We drilled six gross (2.7 net) exploratory wells in 2014, four of which were successfully completed as producers.

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

In 2016, Energy Transfer Partners, L.P., EnLink Midstream Partners, L.P. and Ergon Oil Purchasing, Inc. accounted for 18.5%, 13.4% and 10.4%, respectively, of our consolidated oil, natural gas and natural gas liquids revenues. In 2015, Energy Transfer Partners, L.P. and EnLink Midstream Partners, L.P. accounted for 17.1% and 10.8%, respectively, of our consolidated oil, natural gas and natural gas liquids revenues. In 2014, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

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

Environmental, Health and Safety Matters and Regulation

Our operations are subject to stringent and complex federal, state and local laws and regulations that govern the protection of the environment as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•	require the installation of pollution control equipment in connection with operations and place other conditions on our operations;

•	place restrictions or regulations upon the use or disposal of the material utilized in our operations;

•	restrict the types, quantities and concentrations of various substances that can be released into the environment or used in connection with drilling, production and transportation activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;

•	govern gathering, transportation and marketing of oil and natural gas and pipeline and facilities construction;

•	require remedial measures to mitigate pollution from former and ongoing operations, such as site restoration, pit closure and plugging of abandoned wells; and

•	require the expenditure of significant amounts in connection with worker health and safety.

 These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on our operating costs. In general, the oil and natural gas industry has recently been the subject of increased legislation and regulatory attention with respect to environmental matters. The US Environmental Protection Agency (the “EPA”) has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for fiscal years 2017 and 2019 although it is unclear about the outlook for this initiative with the incoming administration.

The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous solid waste. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, we generate waste as a routine part of our operations that may be subject to RCRA. Although a substantial amount of the waste generated in our operations are regulated as non–hazardous solid waste rather than hazardous waste, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non–hazardous or exempt waste or categorize some non–hazardous or exempt waste as hazardous in the future. For example, following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Non-exempt waste is subject to more rigorous and costly disposal requirements. Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our results of operations and financial position.

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

Clean Water Act

The Federal Water Pollution Control Act, also known as the “Clean Water Act” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including discharges, spills and leaks of produced water and other oil and natural gas wastes, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has issued final rules outlining its position on the federal jurisdictional reach over waters of the United States. This interpretation by the EPA may constitute an expansion of federal jurisdiction over waters of the United States. The rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals in October 2015 as that appellate court and several other courts hear lawsuits opposing implementation of the rule. In January 2017, the United States Supreme Court accepted review of the rule to determine whether jurisdiction rests with the federal district or appellate courts. Litigation surrounding this rule is ongoing. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non–compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, we may be liable for penalties and cleanup and response costs.

Safe Drinking Water Act and Hydraulic Fracturing

Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing activities are typically regulated by state oil and gas commissions but not at the federal level, as the federal Safe Drinking Water Act expressly excludes regulation of these fracturing activities (except for fracturing activities involving the use of diesel). Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, there have been recent developments at the federal, state, regional and local levels that could result in regulation of hydraulic fracturing becoming more stringent and costly. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” including water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. This report could result in additional regulatory scrutiny that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and business.

Legislation was introduced in prior sessions of Congress to provide for federal regulation of hydraulic fracturing by eliminating the current exemption in the Safe Drinking Water Act, and, further, to require disclosure of the chemicals used in the fracturing process, but did not pass. Also, some states and local or regional regulatory bodies have adopted, or are considering adopting, regulations that could restrict or ban hydraulic fracturing in certain circumstances or that require disclosure of chemical in the fracturing fluids. For example, New York has imposed a ban on hydraulic fracturing. Further, Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed, and Wyoming and Texas have adopted legislation requiring drilling operators conducting hydraulic fracturing activities in that state to publicly disclose the chemicals used in the fracturing process. States have also considered or adopted other restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. Further, the EPA has published guidance on hydraulic fracturing using diesel and has published an advanced notice of public rulemaking under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. Further, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The Bureau of Land Management (“BLM”) published a final rule that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands but, in June 2016 a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule, and that decision is currently being appealed by the federal government. This litigation remains on appeal.

State and federal regulatory agencies have also recently focused on a possible connection between the operation of injection wells used for oil and gas wastewater and an observed increase in minor seismic activity and tremors. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of minor seismic events have reduced injection volumes or suspended operations, often voluntarily. Some state regulatory agencies have modified their regulations to account for induced seismicity. For example, the Texas Railroad Commission rules allow it to modify, suspend, or terminate a permit based on a determination that the permitted activity is likely to be contributing to seismic activity. Regulatory agencies are continuing to study possible linkage between injection activity and induced seismicity.

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

On April 17, 2012, the EPA issued final rules to subject oil and natural gas production, storage, processing and transmission operations to regulation under the New Source Performance Standards, or NSPS, and the National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs under the CAA, and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Beginning January 1, 2015, operators have been required to capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to new hydraulically fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We continuously evaluate the effect of new rules on our business.

The EPA has adopted rules to regulate methane emissions, including from new and modified oil and gas production sources and natural gas processing and transmission sources, and has announced its intention to regulate methane emissions from existing oil and gas sources, The status of future regulation remains unclear but if adopted could require changes to our operations, including the installation of new emission control equipment. Simultaneously with the methane rules, EPA adopted new rules governing the aggregating of multiple surface sites into a single-source of air quality permitting purposes, a change which could impact the applicability of permitting requirement to our operations and subject certain operations to additional regulatory requirements. We continuously evaluate the effect of these rules on our operations. In late 2016, BLM adopted rules governing flaring and venting on public and tribal lands, which could require additional equipment and emissions controls as well as inspection requirements. These rules have been challenged in court and remain in litigation. Additionally, the US House of Representatives has passed a resolution under the Congressional Review Act disapproving the rules; Senate action remains pending. If allowed to stand, these additional regulations on our air emissions is likely to result in increased compliance costs and additional operating restrictions on our business.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act, or NEPA, which requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Depending on the mitigation strategies recommended in the Environmental Assessment or Environmental Impact Statement, we could incur added costs, which may be significant. Reviews and decisions under NEPA are also subject to protest or appeal, any or all of which may delay or halt projects. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.

Climate Change Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them. In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. Some states, regions and localities have adopted or have considered programs to address GHG emissions. In addition, both houses of Congress previously considered legislation to reduce emissions of greenhouse gases and many states have adopted or considered measures to establish GHG emissions reduction levels, often involving the planned development of GHG emission inventories and/or GHG cap and trade programs. Most of these cap and trade programs would work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. Federal efforts at a cap and trade program appear to not be moving forward in Congress. Some members of Congress have publicly indicated an intention to introduce legislation to curb EPA’s regulatory authority over GHGs. Depending on the regulatory reach of new CAA legislation implementing regulations or new EPA and/or state, regional or local rules restricting the emission of GHGs, we could incur significant costs to control our emissions and comply with regulatory requirements. In addition, the EPA has adopted a mandatory GHG emissions reporting program which imposes reporting and monitoring requirements on various industries, including onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. Compliance with these requirements has and is anticipated to require us to make investments in monitoring and recordkeeping equipment. We do not believe, however, that our compliance with applicable monitoring, recordkeeping and reporting requirements under GHG reporting program as recently amended will have a material adverse effect on our results of operations or financial position. We have submitted annual reports for emissions starting with our 2012 GHG emissions.

The EPA has adopted rules to regulate methane emissions, including from new and modified oil and gas production sources and natural gas processing and transmission sources. Further EPA has announced its intention to regulate methane emissions from existing oil and gas sources but the status of future regulation on existing sources remains unclear; if adopted, it could require changes to our operations, including the installation of new emission control equipment. Simultaneously with the methane rules for new and modified sources, EPA adopted new rules governing the aggregating of multiple surface sites into a single-source of air quality permitting purposes, a change which could impact the applicability of permitting requirement to our operations and subject certain operations to additional regulatory requirements. We continuously evaluate the effect of these rules on our operations.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2016, 2015 and 2014. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2017 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact our business activities, financial condition, results of operations or ability to pay distributions to our unitholders.

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

We re–evaluate the purchase of insurance, coverage limits and deductibles annually. Future insurance coverage for the oil and natural gas industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable, and we may elect to self–insure or maintain only catastrophic coverage for certain risks in the future.

Employees

EV Management, the general partner of our general partner, has seven full time employees who spend a significant amount of their time on our operations. At December 31, 2016, EnerVest, the sole member of EV Management, had approximately 1,100 full–time employees, including over 103 geologists, engineers and land professionals. To carry out our operations, EnerVest employs the people who will provide direct support to our operations. None of these employees are covered by collective bargaining agreements. We consider EV Management’s relationship with its employees to be good, and EnerVest considers its relationship with its employees to be good.

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

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to resume cash distributions to holders of our common units.

We have suspended cash distributions to the holders of our common units in order to conserve cash and improve our liquidity.

We may not have sufficient available cash from operating surplus each quarter to enable us to resume making cash distributions under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

As a result of these factors, we may not have sufficient available cash to resume our quarterly cash distributions to our common unitholders. Even if we were able to resume a quarterly cash distribution, the amount of available cash that we could distribute may fluctuate significantly from quarter to quarter. In order to reinstate distributions, we must be in compliance with the covenants contained in our credit agreement. We are currently in compliance with all of the covenants contained in the most recent ninth amendment of our credit agreement and expect to be in compliance through the end of 2017. Absent a rebound in commodity prices or an amendment to our credit facility, we currently project that we will not be in compliance with our leverage covenant at the end of the first quarter of 2018. See Item 1A. Risk Factors - Covenants in our credit agreement may restrict our ability to resume and sustain distributions.

Covenants in our credit agreement may restrict our ability to resume and sustain distributions.

The terms of our credit agreement may restrict our ability to pay distributions if we do not satisfy the financial and other covenants in the facility. Prior to reinstating distributions, we will ensure that we are, and will continue to be, in compliance with the covenants contained in our credit agreement. We are currently in compliance with all of the covenants contained in the most recent ninth amendment of our credit agreement and, at current forward prices, expect to be in compliance through the end of 2017. At the end of first quarter of 2018, the leverage covenant in our credit agreement changes from a senior secured debt to EBITDAX ratio to a total debt to EBITDAX ratio. Based on current forward commodity prices, at the end of first quarter of 2018, we may have a total debt to EBITDAX ratio higher than the level prescribed in the most recent ninth amendment of our credit agreement. Absent a rebound in commodity prices, we currently project that we will not be in compliance with our leverage covenant at the end of the first quarter of 2018, and this may require us to make payments on our debt facilities or require us to work with our bank syndicate to amend our credit agreement. Our inability to amend our credit agreement or otherwise comply with the covenants in our credit agreement could have a material, adverse effect on our business, including our ability to resume and sustain distributions.

Oil, natural gas and natural gas liquids prices are highly volatile and depressed prices can significantly and adversely affect our cash flows from operations and our ability to service our debt obligations and resume distributions on our common units.

Our revenue, profitability and cash flow depend upon the prices for oil, natural gas and natural gas liquids. Prices for these commodities have been depressed when compared with historical prices. The prices we receive for our production are volatile and a drop in prices can significantly affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms, all of which can affect our ability to pay distributions. Changes in prices have a significant impact on the value of our reserves and on our cash flows. Prices may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

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

Our financial position, results of operations, access to capital and the quantities of oil and natural gas that may be economically produced would be negatively impacted if oil and natural gas prices decrease further or remain depressed for an extended period of time. The ways in which such price decreases could have a material negative effect include:

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

Accounting rules require us to write down, as a non–cash charge to earnings, the carrying value of our oil and natural gas properties in the event we have impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore requires a write–down. During 2016, we recorded impairment charges of approximately $131.3 million. The impairment charges during 2016 included $89.5 million related to oil and natural gas properties in the Barnett Shale that were written down to their fair value as determined based on the sale of these properties during December 2016. We also may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred. Since December 31, 2016, commodity prices have continued to fluctuate. If commodity prices significantly decrease before March 31, 2017, or in future quarters, we could have additional impairments of our oil and natural gas properties.

We may be limited in our ability to maintain or book additional proved undeveloped reserves under the SEC’s rules.

Our estimates of our proved reserves as of December 31, 2016 have been prepared in a manner consistent with our interpretation of the SEC rules relating to reserve estimation and disclosure requirements for oil and natural gas companies, as well as the interpretation of our independent petroleum consultants performing an audit of our reserve estimates. Included within these SEC reserve rules is a general requirement that, subject to limited exceptions, PUD’s may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional PUD’s as we pursue our drilling program. Further, if we postpone drilling of PUD’s beyond this five-year development horizon, whether in response to a continued depressed commodity price environment or otherwise, we may have to write off reserves previously recognized as PUD’s. Our long–term plans may change based on commodity prices, costs or our liquidity in a manner that would require us to reduce our proved reserve estimate in the future due to the five year development rule or otherwise.

Our identified potential drilling locations, which are part of our anticipated future drilling plans, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling and result in changes to the amount of our proved undeveloped reserves.

As of December 31, 2016, we had over 3,014 gross identified potential drilling locations, of which approximately 1,400 were located in the Barnett Shale and approximately 1,000 were located in the Appalachian Basin. This inventory was developed using data gathered from our appraisal efforts and development drilling, along with offset operators drilling activities. As of December 31, 2016, we included reserves attributable to 144 of our gross identified potential drilling locations in our proved undeveloped reserves category, of which approximately 90 were located in the Barnett Shale. These drilling locations, including those without proved undeveloped reserves, represent a part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, inclement weather, regulatory changes and approvals, oil and natural gas prices, costs, drilling results and the availability of water. Further, our identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Future development of proved undeveloped reserves attributable to our interests in properties EnerVest does not operate will be subject to decisions of the operator which will be beyond our control.

Approximately 10% of our total estimated proved reserves as of December 31, 2016 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that we will have the financing to make the substantial capital expenditures required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that our projections of the ability to finance these future costs will be realized, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in oil, natural gas or natural gas liquids prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves. In addition, the decision of the operators to develop the proved undeveloped reserves attributable to our properties that EnerVest does not operate will be subject to the business plans and constraints of the operators of these properties, and be beyond our control.

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

We own interests in oil and natural gas properties in which partnerships managed by EnerVest also own interests, and we expect to make acquisitions of properties jointly with EverVest partnerships in the future. These properties are primarily in the Barnett Shale and Central Texas, and these properties represent approximately 49% of our estimated net proved reserves as of December 31, 2016. The EnerVest partnerships generally have an investment strategy to typically divest properties in three to five years, while our strategy is to hold properties for the longer term. We own less than a majority working interest in the properties in which the EnerVest partnerships also own an interest. If the EnerVest partnerships were to sell their interest in these properties to an entity not affiliated with EnerVest, our working interest would not be large enough that we could control the selection of the operator and EnerVest may lose the ability to operate the properties on our behalf. Loss of operations would mean that EnerVest would no longer control decisions regarding the development and production of those properties, and any replacement operator could make decisions regarding development or production activities that make it difficult to implement our strategy.

We depend on EnerVest to provide us services necessary to operate our business. If EnerVest were unable or unwilling to provide these services, it would result in disruption in our business which could have an adverse effect on our ability to resume cash distributions to our unitholders and service our debt obligations.

Under an omnibus agreement, EnerVest provides services to us such as accounting, human resources, office space and other administrative services, and under an operating agreement, EnerVest operates our properties for us. If EnerVest were to become unable or unwilling to provide such services, we would need to develop these services internally or arrange for the services from another service provider. Developing the capabilities internally or by retaining another service provider could have an adverse effect on our ability to resume cash distributions to our unitholders and our business, and the services, when developed or retained, may not be of the same quality as provided to us by EnerVest.

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

Our policy has been to hedge a significant portion of our near–term estimated production. However, our price hedging strategy and future hedging transactions will be determined at the discretion of our general partner, which is not under an obligation to hedge a specific portion of our production. The prices at which we hedge our production in the future will be dependent upon commodity prices at the time we enter into these transactions, which may be substantially higher or lower than current oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil and natural gas prices received for our future production. Conversely, our hedging strategy may limit our ability to realize cash flows from commodity price increases. Relative to previous years, we have less volumes hedged at lower prices. This makes our near-term oil, natural gas and natural gas liquids revenues more sensitive to changes in commodity prices.

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

Title VII of the Dodd-Frank Act establishes federal oversight and regulation of over-the-counter (“OTC”) derivatives and requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the OTC market. Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized.

In one of its rulemaking proceedings still pending under the Dodd-Frank Act, the CFTC issued on December 5, 2016, a re-proposed rule imposing position limits for certain futures and option contracts in various commodities (including crude oil and natural gas) and for swaps that are their economic equivalents. Under the proposed rules on position limits, certain types of hedging transactions are exempt from these limits on the size of positions that may be held, provided that such hedging transactions satisfy the CFTC’s requirements for certain enumerated “bona fide hedging” transactions or positions. A final rule has not yet been issued. Similarly, on December 2, 2016, the CFTC has re-issued a proposed rule regarding the capital a swap dealer or major swap participant is required to set aside with respect to its swap business, but the CFTC has not yet issued a final rule.

The CFTC issued a final rule on margin requirements for uncleared swap transactions on January 6, 2016, which includes an exemption from any requirement to post margin to secure uncleared swap transactions entered into by commercial end-users in order to hedge commercial risks affecting their business. In addition, the CFTC has issued a final rule authorizing an exemption from the otherwise applicable mandatory obligation to clear certain types of swap transactions through a derivatives clearing organization and to trade such swaps on a regulated exchange, which exemption applies to swap transactions entered into by commercial end-users in order to hedge commercial risks affecting their business. The mandatory clearing requirement currently applies only to certain interest rate swaps and credit default swaps, but the CFTC could act to impose mandatory clearing requirements for other types of swap transactions. The Dodd-Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations.

All of the above regulations could increase the costs to us of entering into financial derivative transactions to hedge or mitigate our exposure to commodity price volatility and other commercial risks affecting our business. While it is not possible at this time to predict when the CFTC will issue final rules applicable to position limits or capital requirements, depending on our ability to satisfy the CFTC’s requirements for a commercial end-user using swaps to hedge or mitigate our commercial risks, these rules and regulations may require us to comply with position limits and with certain clearing and trade-execution requirements in connection with our financial derivative activities. When a final rule on capital requirements for swap dealers is issued, the Dodd-Frank Act may require our current swap dealer counterparties to post additional capital as a result of entering into uncleared financial derivatives with us, which capital requirements rule could increase the costs to us of future financial derivatives transactions. The Volcker Rule provisions of the Dodd-Frank Act may also require our current bank counterparties that engage in financial derivative transactions to spin off some of their derivatives activities to separate entities, which separate entities may not be as creditworthy as the current bank counterparties. Under such rules, other bank counterparties may cease their current business as hedge providers. These changes could reduce the liquidity of the financial derivatives markets thereby reducing the ability of entities like us, as commercial end-users, to have access to financial derivatives to hedge or mitigate our exposure to commodity price volatility.

As a result, the Dodd-Frank Act and any new regulations issued thereunder could significantly increase the cost of derivative contracts (including through requirements to post cash collateral), which could adversely affect our capital available for other commercial operations purposes, materially alter the terms of future swaps relative to the terms of our existing bilaterally negotiated financial derivative contracts and reduce the availability of derivatives to protect against commercial risks we encounter.

If we reduce our use of derivative contracts as a result of the new requirements, our results of operations may become more volatile and cash flows less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil, natural gas and natural gas liquids prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil, natural gas and natural gas liquids. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Should we fail to comply with all applicable statutes, rules, regulations and orders administered by the CFTC or the Federal Energy Regulatory Commission (“FERC”), we could be subject to substantial penalties and fines.

Under the Energy Policy Act of 2005, FERC has been given greater civil penalty authority under the Natural Gas Act (“NGA”), including the ability to impose penalties of up to $1 million per day for each violation and disgorgement of profits associated with any violation.  While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional operations to FERC annual reporting and posting requirements.  We also must comply with the anti-market manipulation rules enforced by FERC under the NGA.  Under the Commodity Exchange Act (as amended by the Dodd-Frank Act) and regulations promulgated thereunder by the CFTC, the CFTC has also adopted anti-market manipulation, fraud and market disruption rules relating to the prices of commodities, futures contracts, options on futures, and swaps.  Additional rules and legislation pertaining to those and other matters may be considered or adopted by Congress, the FERC, or the CFTC from time to time.  Failure to comply with those statutes, regulations, rules and orders could subject us to civil penalty liability.

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

Our acquisitions involve numerous risks, including:

•	operating a significantly larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired business, especially if the assets acquired are in a new business segment or geographic area;

•	the risk that reserves acquired may not be of the anticipated magnitude or may not be developed as anticipated;

•	the loss of significant key employees from the acquired business;

•	the diversion of management’s attention from other business concerns;

•	the failure to realize expected profitability or growth;

•	the failure to realize expected synergies and cost savings;

•	coordinating geographically disparate organizations, systems and facilities; and

•	coordinating or consolidating corporate and administrative functions.

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

One of our growth strategies is to capitalize on opportunistic acquisitions of oil, natural gas and natural gas liquids reserves. Any future acquisition will require an assessment of recoverable reserves, title, future oil, natural gas and natural gas liquids prices, operating costs, potential environmental hazards, potential tax and ERISA liabilities, and other liabilities and similar factors. Ordinarily, our review efforts are focused on the higher valued properties and are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and potential problems, such as ground water contamination and other environmental conditions and deficiencies in the mechanical integrity of equipment are not necessarily observable even when an inspection is undertaken. Any unidentified problems could result in material liabilities and costs that negatively impact our financial conditions and results of operations and our ability to resume and sustain cash distributions to our unitholders and service our debt obligations.

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

Unless we replace the reserves we produce, our revenues and production will decline, which would adversely affect our cash flows from operations and our ability to resume or sustain distributions to our unitholders or service our debt obligations.

Producing reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our decline rate may change when we drill additional wells, make acquisitions or under other circumstances. Our future cash flows and income and our ability to resume, maintain and increase distributions to unitholders are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations. Factors that may hinder our ability to acquire additional reserves include competition, access to capital, prevailing oil, natural gas and natural gas liquids prices and the number and attractiveness of properties for sale.

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

Our business strategy involves the use of the latest available horizontal drilling, completion and production technology, which involve risks and uncertainties in their application.

Our operations involve the use of the latest horizontal drilling, completion and production technologies, as developed by us and our service providers, in an effort to improve efficiencies in recovery of hydrocarbons. Use of these new technologies may not prove successful and could result in significant cost overruns or delays or reduction in production, and in extreme cases, the abandonment of a well. The difficulties we face drilling horizontal wells include:

•	landing our wellbore in the desired drilling zone;

•	staying in the desired drilling zone while drilling horizontally through the formation;

•	running our production casing the entire length of the wellbore; and

•	running tools and other equipment consistently through the horizontal wellbore.

Difficulties that we face while completing our wells include the following:

•	designing and executing the optimum fracture stimulation program for a specific target zone;

•	running tools the entire length of the wellbore during completion operations; and

•	cleaning out the wellbore after completion of the fracture stimulation.

In addition, certain of the new techniques we are adopting may cause irregularities or interruptions in production due to offset wells being shut in and the time required to drill and complete multiple wells before any such wells begin producing. Furthermore, the application of technology developed in drilling, completing and producing in one productive formation may not be successful in other prospective formations with little or no horizontal drilling history. If our use of the latest technologies does not prove successful, our drilling and production results may be less than anticipated or we may experience cost overruns, delays in obtaining production or abandonment of a well. As a result, the return on our investment will be adversely affected, we could incur material write-downs of unevaluated properties or undeveloped reserves and the value of our undeveloped acreage and reserves could decline in the future.

We could experience periods of higher costs if oil and natural gas prices rise or as drilling activity otherwise increases in our area of operations. Higher costs could reduce our profitability, cash flow and ability to pursue our drilling program as planned.

Historically, our capital and operating costs typically rise during periods of sustained increasing oil, natural gas and NGL prices. These cost increases result from a variety of factors beyond our control as drilling activity increases, such as increases in the cost of electricity, tubular goods, water, sand and other disposable materials used in fracture stimulation and other raw materials that we and our vendors rely upon; and the cost of services and labor especially those required in horizontal drilling and completion. Since late 2014, oil and natural gas prices declined substantially resulting in decreased levels of drilling activity in the U.S. oil and natural gas industry, including in our area of operations. This led to significantly lower costs of some drilling and completion equipment, services, materials and supplies. As commodity prices rise or stabilize or drilling activity otherwise increases in our area of operations, these lower cost levels may not be sustainable over long periods. As a result, such costs may rise thereby negatively impacting our profitability, cash flow and causing us to possibly reconfigure or reduce our drilling program.

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

Our business depends on gathering and compression facilities owned by third parties and transportation facilities owned by third-party transporters and we rely on third parties to gather and deliver our oil, natural gas and NGLs to certain designated interconnects with third-party transporters. Any limitation in the availability of those facilities or delay in providing interconnections to newly drilled wells would interfere with our ability to market the oil, natural gas and natural gas liquids we produce and could reduce our revenues and cash available for distribution.

The marketability of our oil, natural gas and natural gas liquids production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties in the respective operating areas. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering, compression or transportation system, or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration. In addition, some of our wells are drilled in locations that are not serviced by gathering and transportation pipelines, or the gathering and transportation pipelines in the area may not have sufficient capacity to transport the additional production. As a result, we may not be able to sell the oil and natural gas production from these wells until the necessary gathering and transportation systems are constructed. Any significant curtailment in gathering system or pipeline capacity, or significant delay in the construction of necessary gathering, compression and transportation facilities, could reduce our revenues and cash available for distribution.

The third parties on whom we rely for gathering, compression and transportation services are subject to complex federal, state and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business.

The operations of the third parties on whom we rely for gathering, compression and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we pay for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom we rely could have a material adverse effect on our business, financial condition, results of operations and ability to resume distributions to our unitholders.

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

 We may incur significant costs and liabilities as a result of environmental requirements applicable to the operation of our wells, gathering systems and other facilities. These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including, for example:

•	the CAA and comparable state laws and regulations that impose obligations related to emissions of air pollutants;

•	the Clean Water Act and comparable state laws and regulations that impose obligations related to discharges of pollutants into regulated bodies of water;

•	the Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the handling and disposal of waste from our facilities;

•	the CERCLA and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which we have sent waste for disposal;

•	the Safe Drinking Water Act and state or local laws and regulations related to hydraulic fracturing;

•	the OPA which subjects responsible parties to liability for removal costs and damages arising from an oil spill in waters of the U.S.;

•	EPA community right to know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations; and

•	the Endangered Species Act, which may restrict or prohibit operations in protected area.

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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. The EPA has adopted rules to regulate methane emissions, including from new and modified oil and gas production sources and natural gas processing and transmission sources, and has announced its intention to regulate methane emissions from existing oil and gas sources, although it remains unclear the status of future rulemaking under the new administration, This rule is also the subject of pending appeals. In late 2016, BLM adopted rules governing flaring and venting on public and tribal lands, which could require additional equipment and emissions controls as well as inspection requirements. These rules have been challenged in court and remain in litigation. Additionally, the US House of Representatives has passed a resolution under the Congressional Review Act disapproving the rules; Senate action remains pending.

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

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has issued final rules outlining its position on the federal jurisdictional reach over waters of the United States. This interpretation by the EPA may constitute an expansion of federal jurisdiction over waters of the United States. The rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals in October 2015 as that appellate court and several other courts hear lawsuits opposing implementation of the rule. In January 2017, the United States Supreme Court accepted review of the rule to determine whether jurisdiction rests with the federal district or appellate courts. Litigation surrounding this rule is ongoing. Further, the EPA has published guidance on hydraulic fracturing using diesel and has published an advanced notice of public rulemaking under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. Further, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. This ongoing scrutiny of hydraulic fracturing, depending on the degree of pursuit and any meaningful results obtained, could result in further regulation of hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory programs.

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

Our ability to make cash distributions depends on our ability to successfully drill and complete wells on our properties. Seasonal weather conditions and lease stipulations may adversely affect our ability to conduct drilling and production activities in some of the areas where we operate.

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

The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flows and not our profitability.

The amount of cash that we have available for distribution depends primarily upon our cash flows, including financial reserves and cash flows from working capital, or other borrowings, and not solely on profitability, which is affected by noncash items. As a result, we may be unable to resume the payment of distributions even when we record net income and we may be able to resume the payment of distributions during periods when we incur net losses.

Any significant reduction in our borrowing base under our credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our credit facility if required as a result of a borrowing base redetermination.

Availability under our credit facility is currently subject to a borrowing base of $450.0 million. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on the value of our oil and natural gas reserves as determined by the lenders under our credit facility, and other factors deemed relevant by our lenders. Additional declines in prices for oil, natural gas and natural gas liquids may cause our banks to further reduce the borrowing base under our credit facility. As of December 31, 2016, we had outstanding borrowings of $265.0 million which bore a weighted average effective interest rate of 3.75%. We intend to continue borrowing under our credit facility in the future. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further, if the outstanding borrowings under our credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

We have significant indebtedness under our credit facility and our 8% senior notes due April 2019. Restrictions in our credit facility and our 8% senior notes due April 2019 may limit our ability to resume and sustain distributions to our unitholders and may limit our ability to capitalize on acquisitions and other business opportunities.

Our credit facility and 8% senior notes due April 2019 contain covenants limiting our ability to make distributions, incur indebtedness, grant liens, make acquisitions, investments or dispositions and engage in transactions with affiliates, as well as containing covenants requiring us to maintain certain financial ratios and tests. The requirement that we comply with these provisions may materially adversely affect our ability to make distributions to our unitholders, react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continued or future downturn in our business. We are currently in compliance with all of the covenants contained in the most recent ninth amendment of our credit agreement and expect to be in compliance through the end of 2017. Absent a rebound in commodity prices or an amendment to our credit facility, we currently project that we will not be in compliance with our leverage covenant at the end of the first quarter of 2018. See Item 1A. Risk Factors – Covenants in our credit agreement may restrict our ability to resume and sustain distributions.

We may incur substantial debt in the future to enable us to maintain or increase our production levels and to otherwise pursue our business plan. This debt may restrict our ability to resume or sustain distributions to our unitholders and service our debt obligations.

Our business requires a significant amount of capital expenditures to maintain and grow production levels. Commodity prices have historically been volatile, and we cannot predict the prices we will receive in the future. If prices were to decline for an extended period of time, if the costs of our acquisition and development operations were to increase substantially, or if other events were to occur which reduced our revenues or increased our costs, we may be required to borrow significant amounts in the future to enable us to finance the expenditures necessary to replace the reserves we produce. The cost of the borrowings and our obligations to repay the borrowings will reduce amounts otherwise available for distributions to our unitholders.

Oil and gas exploration and production activities are complex and involves risks that could lead to legal proceedings resulting in the incurrence of substantial liabilities.

Like many oil and gas companies, we are from time to time involved in various legal and other proceedings in the ordinary course our business, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of our business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liabilities, penalties or sanctions may be insufficient, and judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

Loss of our information and computer systems could adversely affect our business.

We are heavily dependent on our information systems and computer based programs, including our well operations information, seismic data, electronic data processing and accounting data. If any of such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, possible consequences include our loss of communication links, inability to find, produce, process and sell oil and natural gas and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on our business.

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

Risks Inherent in an Investment in Us

The price of our units could be subject to wide fluctuations and unitholders could lose a significant part of their investment.

From the beginning of 2015 through the fourth quarter of 2016, the quoted market prices of our common units fluctuated from a high of $21.38 to a low of $1.51. The market prices of our common units are subject to fluctuations in response to a number of factors, most of which we cannot control, including, but not limited to:

●	fluctuations in broader securities market prices and volumes, particularly among securities of oil and natural gas companies and securities of publically traded limited partnerships and limited liability companies;

●	changes in general conditions in the U.S. economy, financial markets or the oil and natural gas industry, including fluctuations in commodity prices;

●	changes in securities analysts’ recommendations and their estimates of our financial performance;

●	the public’s reaction to our press releases, announcements and our filings with the SEC;

●	changes in market valuations of similar companies;

●	departures of key personnel;

●	commencement of or involvement in litigation;

●	variations in our quarterly results of operations or those of other oil and natural gas companies;

●	variations in the amount of our quarterly cash distributions; and

●	future issuances and sales of our units.

In recent years, the securities market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies. Future market fluctuations may result in a lower price of our common units.

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

In order to maintain and increase our levels of production, we will need to acquire oil and natural gas properties. Several of the officers and directors of EV Management, the general partner of our general partner, who have responsibilities for managing our operations and activities hold similar positions with other entities that are in the business of identifying and acquiring oil and natural gas properties. For example, Mr. John B. Walker is Executive Chairman of EV Management and Chief Executive Officer of EnerVest, which is in the business of acquiring oil and natural gas properties and managing the EnerVest partnerships that are in that business. Mr. Kenneth Mariani, a director of EV Management, is also President of EnerVest. We cannot assure you that these conflicts will be resolved in our favor. Mr. Gary R. Petersen, a director of EV Management, is also a senior managing director of EnCap, which is in the business of investing in oil and natural gas companies with independent management which in turn is in the business of acquiring oil and natural gas properties. Mr. Petersen is also a director of several oil and natural gas producing entities that are in the business of acquiring oil and natural gas properties. The existing positions of these directors and officers may give rise to fiduciary obligations that are in conflict with fiduciary obligations owed to us. The EV Management officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing and potential future affiliations with these and other entities, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that the opportunities are more appropriate for other entities which they serve and elect not to present them to us.

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

The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. EnerVest owns and controls our general partner, and as of February 15, 2017, officers and directors of EV Management owned an aggregate of 10.5% of our outstanding common units. Accordingly, it may be difficult for holders of our common units to remove our general partner.

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

We have the right to borrow to make distributions. Repayment of these borrowings will decrease cash available for future distributions.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by legislative, judicial or administrative changes and differing interpretations at any time. Specifically, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, such a proposal could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, it is anticipated that the Trump administration will pass tax reform, and it is possible that such legislation could negatively impact our U.S. federal income taxation. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding our properties is contained in “Item 1. Business — Oil and Natural Gas Producing Activities and — Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” contained herein.

ITEM 3. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the NASDAQ Global Market under the symbol “EVEP.” At the close of business on February 15, 2017, based upon information received from our transfer agent and brokers and nominees, we had 351 common unitholders of record. This number does not include owners for whom common units may be held in “street” names.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for 2016 and 2015:

	Price Range		Cash Distribution per
	High	Low	Common Unit (1)
2016
First Quarter (2)	$3.05	$1.60	$-
Second Quarter (2)	3.59	1.82	-
Third Quarter (2)	2.65	2.10	-
Fourth Quarter (2)	2.72	1.51	-

2015
First Quarter	$21.38	$11.95	$0.500
Second Quarter	18.14	11.28	0.500
Third Quarter	11.86	5.56	0.500
Fourth Quarter	7.99	1.91	0.075

_____________

(1)	Cash distributions are declared and paid in the following calendar quarter.

(2)	During 2016, the board of directors of EV Management announced that it had elected to suspend distributions for the first three quarters of 2016. The board of directors also elected to suspend distributions for the fourth quarter of 2016.

Cash Distributions to Unitholders

We have suspended cash distributions to unitholders in order to conserve cash and improve our liquidity. Prior to reinstating distributions, we will ensure that we are, and will continue to be, in compliance with the covenants contained in our credit agreement. We are currently in compliance with all of the covenants contained in the most recent ninth amendment of our credit agreement and, at current forward prices, expect to be in compliance through the end of 2017. At the end of first quarter of 2018, the leverage covenant in our credit agreement changes from a senior secured debt to EBITDAX ratio to a total debt to EBITDAX ratio. Based on current forward commodity prices, at the end of first quarter of 2018, we may have a total debt to EBITDAX ratio higher than the level prescribed in the most recent Ninth Amendment of our credit agreement. Absent a rebound in commodity prices, we currently project that we will not be in compliance with our leverage covenant at the end of the first quarter of 2018, and this may require us to make payments on our debt facilities or require us to work with our bank syndicate to amend our credit agreement. Our inability to amend our credit agreement or otherwise comply with the covenants in our credit agreement could have a material, adverse effect on our business, including our ability to resume and sustain distributions. There is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our credit agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the credit agreement, occurs or would result from the cash distribution.

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

Our general partner also holds IDRs that entitle it to receive increasing percentages, up to a maximum of 25%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of the minimum quarterly distribution rate per unit per quarter. The maximum distribution percentage of 25% includes distributions paid to our general partner on its 2% general partner interest and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution percentage of 25% does not include any distributions that our general partner may receive on common units that it owns. For additional information on our distributions, please see Note 11 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected financial data for the periods and as of the dates indicated. The selected financial data are derived from our financial statements. With the sale of our interest in Cardinal in October 2014 and UEO in June 2015, we no longer operate in the midstream segment, and we have reclassified our consolidated financial statements for all periods presented to reflect the operations of our midstream segment as discontinued operations. Accordingly, in the consolidated statements of operations, amounts previously included in “Equity in income of unconsolidated affiliates” have been reclassified to “Income from discontinued operations.” The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

	Year Ended December 31,
	2016	2015 (1)	2014	2013 (1)	2012 (1)
Statement of Operations Data:
Total revenues	$184,894	$177,971	$339,405	$315,312	$285,480

Operating income (loss) (2)	(217,050)	(287,933)	(25,123)	(9,703)	(34,039)
Other income (expense), net	(28,220)	51,911	47,844	(65,788)	18,750
Income (loss) from continuing operations before income taxes	(245,270)	(236,022)	22,721	(75,491)	(15,289)
Income taxes	2,375	1,843	(476)	(133)	(1,078)
Income (loss) from continuing operations	(242,895)	(234,179)	22,245	(75,624)	(16,367)
Income (loss) from discontinued operations (3)	-	255,512	107,475	(603)	-
Net income (loss)	$(242,895)	$21,333	$129,720	$(76,227)	$(16,367)
Earnings per limited partner unit (basic):
Income (loss) from continuing operations	$(4.85)	$(4.72)	$0.41	$(1.75)	$2.71
Net income (loss)	$(4.85)	$0.41	$2.58	$(1.76)	$2.71
Earnings per limited partner unit (diluted):
Income (loss) from continuing operations	$(4.85)	$(4.72)	$0.41	$(1.75)	$2.68
Net income (loss)	$(4.85)	$0.41	$2.58	$(1.76)	$2.68

Distributions declared per limited partner unit	$-	$1.575	$2.819	$3.078	$3.062

Financial Position (at end of period):
Working capital	$(6,875)	$54,812	$428,965	$29,435	$57,430
Total assets	1,606,770	1,923,602	2,246,161	2,201,225	2,060,940
Long–term debt, net	606,948	688,614	1,027,349	976,539	854,744
Owners’ equity	758,407	998,559	1,066,113	1,071,933	1,059,824

(1)	Includes the results of the following acquisitions of oil and natural gas properties:

•	the Appalachian Basin, the San Juan Basin, Michigan and the Austin Chalk in October 2015

•	the Barnett Shale in September 2013; and

•	the Barnett Shale in February 2012 and March 2012.

(2)	Includes impairments of oil and natural gas properties of $131.3 million, $136.7 million, $114.0 million, $85.3 million and $34.5 million in 2016, 2015, 2014, 2013 and 2012, respectively.

(3)	Includes gain on sale of investment in UEO of $246.7 million and Cardinal of $92.1 million in 2015 and 2014, respectively.

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

As of December 31, 2016, our oil and natural gas properties were located in the Barnett Shale, the San Juan Basin, the Appalachian Basin (which includes the Utica Shale), Michigan, Central Texas (which includes the Austin Chalk area), the Monroe Field in Northern Louisiana, the Mid-Continent area in Oklahoma, Texas, Arkansas, Kansas and Louisiana and the Permian Basin. As of December 31, 2016, we had estimated net proved reserves of 12.6 MMBbls of oil, 575.3 Bcf of natural gas and 33.4 MMBbls of natural gas liquids, or 851.2 Bcfe, and a standardized measure of $371.1 million.

Current Price Environment

Oil, natural gas and natural gas liquids prices are determined by many factors that are outside of our control. Historically, these prices have been volatile, and we expect them to remain volatile. In late 2014, prices for oil, natural gas and natural gas liquids declined precipitously, and prices remained low through 2015 and most of 2016. While prices showed some improvement during the second half of 2016 and the beginning of 2017, they have continued to fluctuate.

Factors contributing to lower oil prices include real or perceived geopolitical risks in oil producing regions of the world, particularly the Middle East; lower forecasted levels of global economic growth combined with excess global supply; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. Factors contributing to lower natural gas prices include increased supplies of natural gas due to greater exploration and development activities; higher levels of natural gas in storage; and competition from other energy sources. Prices for natural gas liquids generally correlate to the price of oil and, accordingly, prices remain lower than historical levels and are likely to continue to directionally follow the market for oil.

In 2016, these low prices negatively affected our revenues, earnings and cash flows, and continued volatility in prices for oil, natural gas and natural gas liquids could have a material adverse effect on our liquidity. Continued volatility or further declines in prices could also have a significant adverse impact on the value and quantities of our reserves, assuming no other changes in our development plans.

As specified by the SEC, the prices for oil, natural gas and natural gas liquids used to calculate our reserves were the average prices during the year determined using the price on the first day of each month. The prices utilized in calculating our total estimated proved reserves at December 31, 2016 were $42.75 per Bbl of oil and $2.481 per MMBtu of natural gas, which is significantly lower than current forward strip prices. Had we used the forward strip prices at December 31, 2016 through December 2029, we estimate that the present value (discounted at 10% per annum) of estimated future net revenues of our proved reserves would have been approximately 111% higher and that our reserves on an Mcfe basis would have been approximately 50% higher than our reserves calculated using SEC prices.

Our Response to the Current Price Environment

In 2016, in response to continued lower prices, we took a number of actions to preserve our liquidity and financial flexibility, including:

•	repurchased $82.7 million of our outstanding senior notes due April 2019 for $35.0 million;

•	reduced the amount of capital spending we dedicated to the development of our reserves by approximately 75%;

•	continued to reduce operating and capital costs;

•	amended our credit facility to, among other things, ease the leverage covenants until 2018;

•	continued to evaluate strategic divestitures such as our recent Barnett Shale divestiture and acquisitions of long-life, producing oil and natural gas properties; and

•	reevaluated our common unit distribution policy and suspended our common unit distribution to conserve excess cash.

As a result of the steps above, as of December 31, 2016, we have over $205 million of liquidity between our borrowing base capacity, cash on hand and restricted cash. However, given current forward oil and natural gas prices and the fact that we have less production hedged at lower prices beginning in 2017 relative to previous years, we have taken additional steps going forward into 2017 to continue to preserve our liquidity and financial flexibility. These steps include:

•	focusing on managing and enhancing our base business through continued reductions in operating costs;

•	increasing our capital spending budget to $30 - $45 million from $10.7 million in 2016, in an effort to maintain current production levels;

•	maintaining a sufficient liquidity position to manage through the current environment, which includes continuing to assess the appropriate distribution levels every quarter;

•	continuing to evaluate strategic acquisitions of long–life, producing oil and natural gas properties such as our Eagle Ford Acquisition in January 2017; and

•	further realizing the value of our undeveloped acreage through either alternative sources of capital, including farmouts, production payments and joint ventures, or potential monetization of acreage.

During 2016, the board of directors of EV Management announced that it had elected to suspend distributions for the first three quarters of 2016. The board of directors also elected to suspend distributions for the fourth quarter of 2016. The company continues to generate positive distributable cash flow, albeit at significantly lower levels than in previous years. The board of directors continues to evaluate the distribution on a quarterly basis and may elect to reinstate the distribution at the appropriate time when commodity prices and operating cash flows have increased to a level that can support a sustainable distribution.

In December 2016, we sold a portion of our Barnett Shale natural gas properties for $52.1 million (before post-closing adjustments), which proceeds were deposited into a 1031 ‘like-kind' exchange account. On January 31, 2017, we acquired a 5.8% working interest in 9,151 gross acres (529 net acres) in Karnes County, TX for $58.7 million (before post-closing purchase price adjustments) with the proceeds and $6.6 million of borrowings under our credit facility (the “Eagle Ford Acquisition”). Certain EnerVest institutional partnerships own an 87% working interest in, and EnerVest acts as operator of, the properties.

Business Environment

One of our primary business objectives is to generate sufficient excess cash flow that will allow us to reinstate a stable distribution, which we will be able to grow over time. Prior to reinstating distributions, we will ensure that we are, and will continue to be, in compliance with the covenants in our credit agreement. We are currently in compliance with all of the covenants contained in our credit agreement and, at current forward prices, expect to be in compliance through the end of 2017. At the end of first quarter of 2018, the leverage covenant in our credit agreement changes from a senior secured debt to EBITDAX ratio to a total debt to EBITDAX ratio. Based on current forward commodity prices, at the end of first quarter of 2018, we may have a total debt to EBITDAX ratio higher than the level prescribed in the most recent Ninth Amendment of our credit agreement. Absent a rebound in commodity prices, we currently project that we will not be in compliance with our leverage covenant at the end of the first quarter of 2018, and this may require us to make payments on our debt facilities or require us to work with our bank syndicate to amend our credit agreement. Our inability to amend our credit agreement or otherwise comply with the covenants in our credit agreement could have a material, adverse effect on our business, including our ability to resume and sustain distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash generated from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the prices at which we will sell our oil, natural gas liquids and natural gas production;

•	our ability to hedge commodity prices;

•	the amount of oil, natural gas liquids and natural gas we produce; and

•	the level of our operating and administrative costs.

In order to mitigate the impact of these lower prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. Although we have entered into derivative contracts covering a portion of our future production through March 2018, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices that we can enter into derivative contracts for additional volumes in the future. We have mitigated, but not eliminated, the potential effects of changing prices on our cash flows from operations for those periods. An extended period of depressed commodity prices would alter our acquisition and development plans, adversely affect our growth strategy and our ability to access additional capital in the capital markets and reduce the cash we have available to pay distributions, which may require us to further delay our ability to reinstate our quarterly distribution amount.

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

In 2016, we spent significantly less capital drilling wells relative to previous years. As a result, we saw our total production decline throughout the year, when adjusting for the oil and natural gas properties that we acquired on October 1, 2015. For 2017, we plan to spend $30 - $45 million of capital in an effort to keep our production flat. We will continue monitoring the ongoing commodity price environment and expect to retain the financial flexibility to adjust plans in response to market conditions as needed.

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

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as development or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil, natural gas and natural gas liquids in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature, and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and natural gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of oil and natural gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

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

In determining the amounts to be recorded, we are required to estimate the fair values of the derivatives. We base our estimates of fair value upon various factors that include closing prices on the NYMEX, volatility, the time value of options, our credit worthiness and the credit worthiness of the counterparties to our derivative instruments. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts and interest rates.

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

RESULTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
Production data:
Oil (MBbls)	1,216	1,041	1,052
Natural gas liquids (MBbls)	2,331	2,326	2,311
Natural gas (MMcf)	49,333	43,592	43,363
Net production (MMcfe)	70,612	63,792	63,540
Average sales price per unit:
Oil (Bbl)	$38.78	$43.67	$89.15
Natural gas liquids (Bbl)	15.32	14.04	28.81
Natural gas (Mcf)	2.02	2.23	4.02
Mcfe	2.59	2.74	5.27
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.46	$1.56	$1.66
Production taxes	0.10	0.11	0.19
Total	1.56	1.67	1.85
Depreciation, depletion and amortization	1.69	1.66	1.67
General and administrative expenses	0.48	0.62	0.71

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Net loss for 2016 was $242.9 million compared with net income of $21.3 million for 2015. The significant factors in this change were (i) a $255.5 million decrease in income from discontinued operations; (ii) a $114.1 million unfavorable change in gain (loss) on derivatives; partially offset by (iii) a $65.9 million decrease in impairment of goodwill; and (iv) a $23.7 million increase in gain on early extinguishment of debt.

Oil, natural gas and natural gas liquids revenues for 2016 totaled $182.7 million, an increase of $7.6 million compared with 2015. This was the result of increases of $18.5 million related to increased oil, natural gas and natural gas liquids production as a result of the October 2015 acquisitions offset by decreases of $10.9 million related to lower prices for oil, natural gas and natural gas liquids.

Lease operating expenses for 2016 increased $3.7 million compared with 2015 as the result of $9.9 million from increased oil and natural gas production offset by $6.2 million from a lower cost per Mcfe. The lower unit cost per Mcfe reflects the downward trend in operating costs throughout the oil and natural gas industry. Lease operating expenses per Mcfe were $1.46 in 2016 compared with $1.56 in 2015.

Dry hole and exploration costs for 2016 decreased $3.0 million compared with 2015 as a result of our decreased drilling program during 2016.

Production taxes for 2016 increased $0.6 million compared with 2015 due to higher oil, natural gas and natural gas liquids revenues. Production taxes for 2016 were $0.10 per Mcfe compared with $0.11 per Mcfe for 2015.

Depreciation, depletion and amortization (“DD&A”) for 2016 increased $13.2 million compared with 2015 due to $11.5 million of increased oil and natural gas production combined with $1.7 million from a higher average DD&A rate per Mcfe. The higher average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates. DD&A for 2016 was $1.69 per Mcfe compared with $1.66 per Mcfe for 2015.

General and administrative expenses for 2016 totaled $33.6 million, a decrease of $5.4 million compared with 2015. This decrease is primarily the result of (i) $5.4 million of lower equity compensation costs, of which $2.3 million related to the accelerated vesting of the phantom units of a former officer in 2015; (ii) $1.3 million of decreased compensation costs, of which $0.8 million related to the vesting of our phantom units under our equity compensation plan; partially offset by (iii) $1.7 million of higher fees paid to EnerVest under the omnibus agreement related to our October 2015 acquisition. General and administrative expenses were $0.48 per Mcfe in 2016 compared with $0.62 per Mcfe in 2015.

As a result of a reduction in estimated future net cash flows primarily caused by the decrease in prices for oil, natural gas and natural gas liquids and the disposition of oil and gas properties, we incurred impairment charges of $131.3 million and $136.7 million in 2016 and 2015, respectively. Of these amounts, $89.5 million and $86.9 million in 2016 and 2015, respectively, related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of the future net cash flows. The $89.5 million of impairment for 2016 related to oil and natural gas properties in the Barnett Shale which were sold during December 2016 (see Note 5). Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of our estimated reserves, appropriate risk–adjusted discount rates and other relevant data. The remainder of the impairment charges in 2016 consisted of $41.8 million of leasehold impairments, of which $35.8 million related to a change in our development plans for acreage in the Appalachian Basin, primarily in the Utica Shale. The remainder of the impairment charges in 2015 consisted of $49.8 million of leasehold impairments, of which $49.2 million related to a change in our development plans for acreage in the Utica Shale.

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

Loss on derivatives, net was $36.0 million for 2016 compared with a gain on derivatives, net of $78.1 million for 2015. This change was attributable to changes in future oil and natural gas prices. The 12 month forward price at December 31, 2016 for oil averaged $56.19 per Bbl compared with $40.45 at December 31, 2015, and the 12 month forward prices at December 31, 2016 for natural gas averaged $3.61 per MmBtu compared with $2.49 at December 31, 2015. The 12 month forward price at December 31, 2015 for oil averaged $40.45 per Bbl compared with $56.46 per Bbl at December 31, 2014, and the 12 month forward price at December 31, 2015 for natural gas averaged $2.49 per MmBtu compared with $3.03 at December 31, 2014.

Interest expense for 2016 decreased $7.8 million compared with 2015 due to $9.4 million from a lower weighted average long-term debt balance, partially offset by $0.1 million from a higher weighted average effective interest rate and the write-off of $1.5 million of loan costs due to the reduction in the borrowing base and the redemption of the senior notes due April 2019.

In 2016, we recognized a $47.7 million gain on the early extinguishment of debt as we redeemed $82.7 million of our Notes due April 2019 for $35.0 million. In 2015, we recognized a $24.0 million gain on the early extinguishment of debt as we redeemed $74.0 million of our Notes due April 2019 for $50.0 million.

In 2016, we recorded approximately $2.4 million of tax benefits as a result of tax refunds and lower taxes. In December 2015, we converted our wholly-owned subsidiary Belden and Blake Corporation (“Belden”) from a corporation into a single member limited liability company. As a result, the $13.4 million of deferred taxes recorded in the acquisition of Belden were realized. The benefit was offset by an $11.7 million current tax liability for the estimated federal and state taxes based on the fair value of Belden as of the date of conversion.

Income from discontinued operations was $255.5 million in 2015. Included in 2015 was the $246.7 million gain on the sale of UEO.

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

Gain on derivatives, net was $78.1 million for 2015 compared with $99.7 million for 2014. This change was attributable to changes in future oil and natural gas prices. The 12 month forward price at December 31, 2015 for oil averaged $40.45 per Bbl compared with $56.46 at December 31, 2014, and the 12 month forward prices at December 31, 2015 for natural gas averaged $2.49 per MmBtu compared with $3.03 at December 31, 2014. The 12 month forward price at December 31, 2014 for oil averaged $56.46 per Bbl compared with $95.66 per Bbl at December 31, 2013, and the 12 month forward price at December 31, 2014 for natural gas averaged $3.03 per MmBtu compared with $4.19 at December 31, 2013.

Interest expense for 2015 decreased $2.2 million compared with 2014 due to $10.6 million from a higher weighted effective average interest rate and $5.7 million from a decrease in capitalized interest offset by $18.5 million from a lower weighted average long–term debt balance.

In 2015, we recognized a $24.0 million gain on the early extinguishment of debt as we redeemed $74.0 million of our Notes due April 2019 for $50.0 million.

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

In 2016, in response to continued lower prices, we took a number of actions, including repurchasing outstanding senior notes, reducing capital spending and operating costs, suspending distributions on our common units and strategic divestitures of non-core assets, to preserve our liquidity and financial flexibility. As a result of these steps, as of December 31, 2016, we have over $205 million of liquidity between our borrowing base capacity, cash on hand and restricted cash. However, given current forward oil and natural gas prices and the fact that we have less production hedged at lower prices beginning in 2017 relative to previous years, we have taken additional steps going forward into 2017 to continue to preserve our liquidity and financial flexibility. These steps include:

•	focusing on managing and enhancing our base business through continued reductions in operating costs;

•	increasing our capital spending budget to $30 – $45 million from $10.7 million in 2016, in an effort to maintain current production levels;

•	maintaining a sufficient liquidity position to manage through the current environment, which includes continuing to assess the appropriate distribution levels every quarter;

•	continuing to evaluate strategic acquisitions of long–life, producing oil and natural gas properties such as our Eagle Ford Acquisition in January 2017; and

•	further realizing the value of our undeveloped acreage through either alternative sources of capital, including farmouts, production payments and joint ventures, or potential monetization of acreage.

For 2017, we believe that cash on hand, proceeds from sales of assets, net cash flows generated from operations and borrowings under our credit facility will be adequate to fund our capital budget and satisfy our short–term liquidity needs.

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

Long–term Debt

As of December 31, 2016, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of December 31, 2016, the borrowing base was $450.0 million, and we had $265.0 million outstanding. We believe we will maintain sufficient short–term liquidity. However, should prices decline significantly from current levels, the borrowing base could be reduced again in future redeterminations, which would impact our short–term liquidity.

In April 2016, we entered into an amendment to our credit facility that eased leverage covenants and added an interest coverage ratio. Specifically, the amendment:

•	decreased the borrowing base to $450.0 million;

•	changed the senior secured funded debt to EBITDAX ratio covenant to be no greater than (a) for the fiscal quarters ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, 3.0 to 1.0, (b) for the fiscal quarters ending March 31, 2017 and June 30, 2017, 3.5 to 1.0 and (c) for the fiscal quarter ending September 30, 2017 and December 31, 2017, 4.0 to 1.0;

•	changed the total funded debt to EBITDAX ratio covenant to be no greater than (a) for the fiscal quarters ending March 31, 2018, 5.50 to 1.0, (b) for the fiscal quarters ending June 30, 2018 and September 30, 2018, 5.25 to 1.0 and (c) for the fiscal quarter ending December 31, 2018 and thereafter, 4.25 to 1.0;

•	added an EBITDAX to cash interest expense ratio covenant to be no less than (a) for the fiscal quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, 2.5 to 1.0, (b) for the fiscal quarters ending December 31, 2016, March 31, 2017 and June 30, 2017, 2.0 to 1.0 and (c) for the fiscal quarter ending September 30, 2017 and thereafter, 1.5 to 1.0;

•	allowed for up to $35.0 million of cash, reduced dollar for dollar by the amount of any quarterly distributions for the remainder of 2016, to be used for the redemption of our senior notes due April 2019; and

•	limited cash held by us to the greater of 5% of the current borrowing base or $30.0 million.

As of December 31, 2016, we have $343.3 million in aggregate principal amount outstanding of 8.0% senior notes due April 2019. As of December 31, 2016, the aggregate carrying amount of the senior notes due April 2019 was $341.9 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 8. Financial Statements and Supplementary Data” contained herein.

Cash and Cash Equivalents

At December 31, 2016, we had $5.6 million of cash and cash equivalents, which included $0.7 million of short–term investments. With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Restricted Cash

At December 31, 2016, we had $52.1 million of restricted cash, which represents proceeds from the Barnett Shale divestiture we deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code. In January 2017, these proceeds were used to fund, in part, the Eagle Ford Acquisition.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of December 31, 2016, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

	2016	2015	2014
Operating activities	$33,875	$141,283	$148,200
Investing activities	(9,766)	291,793	(46,814)
Financing activities	(38,967)	(420,916)	(104,829)

Operating Activities

Cash flows from operating activities provided $33.9 million and $141.3 million in 2016 and 2015, respectively. The significant factors in the change were $85.8 million of decreased cash settlements from our matured derivative contracts, an $11.7 million federal tax payment related to the conversion of an acquired corporation to a single member LLC and a $28.9 million change in working capital, primarily related to higher accounts receivable as a result of higher oil, natural gas and natural gas liquids production during 2016.

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

Investing Activities

During 2016, cash flows used in investing activities from continuing operations totaled $9.8 million. This consisted of $52.1 million of restricted cash deposited with a qualified intermediary to facilitate like–kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code and $15.3 million for additions to our oil and natural gas properties offset by $54.5 million from the sale of oil and natural gas properties and $3.0 million in cash settlements from acquired derivative contracts.

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

Financing Activities

During 2016, we received $57.0 million from borrowings under our credit facility, repaid $57.0 million of borrowings under our credit facility, and paid distributions of $3.9 million to holders of our common units, phantom units and our general partner. We also redeemed $82.7 million of our senior notes due April 2019 for $35.0 million.

During 2015, we repaid $561.0 million of borrowings under our credit facility with proceeds from the sale of our investment in UEO and the release of our restricted cash. We also redeemed $74.0 million of our senior notes due April 2019 for $50.0 million, received $295.0 million from borrowings under our credit facility, incurred loan costs of $4.1 million related to the amendments of our credit facility and paid distributions of $101.0 million to holders of our common units, phantom units and our general partner.

During 2014, we received $209.0 million from borrowings under our credit facility, and we repaid $159.0 million of borrowings under our credit facility. In addition, we paid distributions of $155.0 million to holders of our common units and phantom units and our general partner.

Capital Requirements

We currently expect spending in 2017 for additions to our oil and natural gas properties to be between $30 million and $45 million, an increase from the amounts spent in 2016. In addition, we spent $58.7 million (before post-closing purchase price adjustments) for the Eagle Ford Shale properties we acquired on January 31, 2017.

We expect to fund these amounts with cash on hand, restricted cash, proceeds from sales of assets, net cash flows generated from operations and borrowings under our credit facility.

We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisition of oil and natural gas properties in 2017 through the issuance of equity or debt securities.

Contractual Obligations

	Payments Due by Period (amounts in thousands)
	Total	2017	2018 - 2019	2020 - 2021	After 2021
Total debt	$608,348	$-	$343,348	$265,000	$-
Estimated interest payments (1)	94,202	37,405	55,245	1,552	-
Transportation commitments (2)	15,391	3,603	6,089	2,998	2,701
Purchase obligation (3)	14,100	14,100	-	-	-
Total	$732,041	$55,108	$404,682	$269,550	$2,701

(1)	Amounts represent the expected cash payments for interest based on (i) the amount outstanding under our credit facility as of December 31, 2016 and the weighted average interest rate for 2016 of 3.75%, and (ii) our $343.3 million in aggregate principal amount of 8.0% senior notes due April 2019. Such amounts do not include the effects of our interest rate swaps.

(2)	Amounts represent commitments under a firm transportation agreement at current rates.

(3)	Amounts represent payments to be made under our omnibus agreement with EnerVest based on the amount that we will pay in 2017. This amount will increase or decrease as we purchase or divest assets. While these payments will continue for periods subsequent to December 31, 2017, no amounts are shown as they cannot be quantified.

Our asset retirement obligations are not included in the table above given the uncertainty regarding the actual timing of such expenditures. The total amount of our asset retirement obligations at December 31, 2016 is $183.5 million.

Off–Balance Sheet Arrangements

In the normal course of business, we may enter into off-balance sheet arrangements that give rise to off-balance sheet obligations. As of December 31, 2016, we have entered into off–balance sheet arrangements which totaled $0.3 million.

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

FORWARD–LOOKING STATEMENTS

This Form 10–K contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “forward–looking statement”). These forward–looking statements relate to, among other things, the following:

•	our future financial and operating performance and results, and our ability to resume and sustain distributions;

•	our business strategy and plans, and future capital expenditures, including plans to optimize the value of our assets;

•	our estimated net proved reserves, PV–10 value and standardized measure;

•	market prices;

•	our future derivative activities; and

•	our plans and forecasts.

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

We have entered into derivatives to hedge a portion of our anticipated production through March 2018. As of December 31, 2016, we have derivatives covering approximately 85% of our production attributable to our estimated net proved reserves through March 2018, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially. Please read the disclosures under “Our estimated reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves” in the “Risk Factors” section included in Item 1A.

The fair value of our oil and natural gas derivatives at December 31, 2016 was a liability of $22.6 million. A 10% change in prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our commodity contracts of approximately $17.4 million. Please see “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate derivatives also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for 2016 would have increased by approximately $2.9 million. The fair value of our interest rate derivatives at December 31, 2016 was an asset of $0.2 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate derivatives of approximately $0.2 million. Please see “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that EV Energy Partners, L.P.’s internal control over financial reporting was effective as of December 31, 2016.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness on our internal control over financial reporting as of December 31, 2016 which is included in “Item 8. Financial Statements and Supplementary Data” contained herein.

/s/ MICHAEL E. MERCER	/s/ NICHOLAS BOBROWSKI
Michael E. Mercer	Nicholas Bobrowski
Chief Executive Officer of EV Management, LLC,	Chief Financial Officer of EV Management, LLC,
general partner of EV Energy, GP, L.P.,	general partner of EV Energy GP, L.P.,
general partner of EV Energy Partners, L.P.	general partner of EV Energy Partners, L.P.

Houston, TX

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of EV Management, LLC and

Unitholders of EV Energy Partners, L.P. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of EV Energy Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows, and changes in owners’ equity of the Partnership for each of the three years in the period ended December 31, 2016. We also have audited the Partnership's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EV Energy Partners, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2017

EV Energy Partners, L.P.

Consolidated Balance Sheets

(In thousands, except number of units)

	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$5,557	$20,415
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	39,629	24,285
Related party	745	-
Other	2,451	7,137
Derivative asset	201	60,662
Other current assets	3,718	3,057
Total current assets	52,301	115,556

Oil and natural gas properties, net of accumulated depreciation, depletion and
amortization; December 31, 2016, $1,051,600; December 31, 2015, $971,499	1,497,211	1,790,455
Other property, net of accumulated depreciation and amortization;
December 31, 2016, $1,002; December 31, 2015, $970	996	1,019
Restricted cash	52,076	-
Long–term derivative asset	-	10,741
Other assets	4,186	5,831
Total assets	$1,606,770	$1,923,602

LIABILITIES AND OWNERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities
Third party	$31,700	$43,135
Related party	5,797	5,952
Derivative liability	21,679	-
Income taxes	-	11,657
Total current liabilities	59,176	60,744

Asset retirement obligations	180,241	174,003
Long–term debt, net	606,948	688,614
Long–term derivative liability	955	-
Other long–term liabilities	1,043	1,682

Commitments and contingencies (Note 10)

Owners’ equity:
Common unitholders – 49,055,214 units and 48,871,399 units issued and
outstanding as of December 31, 2016 and 2015, respectively	776,158	1,011,509
General partner interest	(17,751)	(12,950)
Total owners’ equity	758,407	998,559
Total liabilities and owners’ equity	$1,606,770	$1,923,602

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Operations

(In thousands, except per unit data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Oil, natural gas and natural gas liquids revenues	$182,696	$175,088	$334,729
Transportation and marketing–related revenues	2,198	2,883	4,676
Total revenues	184,894	177,971	339,405

Operating costs and expenses:
Lease operating expenses	103,371	99,626	105,781
Cost of purchased natural gas	1,497	1,988	3,533
Dry hole and exploration costs	651	3,695	6,726
Production taxes	7,386	6,784	11,976
Accretion expense on obligations	8,225	5,598	4,835
Depreciation, depletion and amortization	119,171	105,969	106,073
General and administrative expenses	33,637	38,994	44,955
Impairment of oil and natural gas properties	131,260	136,667	113,968
Impairment of goodwill	-	65,924	-
Loss (gain) on settlement of contract	(3,185)	1,210	-
Gain on sales of oil and natural gas properties	(69)	(551)	(33,319)
Total operating costs and expenses	401,944	465,904	364,528

Operating loss	(217,050)	(287,933)	(25,123)

Other income (expense), net:
Gain (loss) on derivatives, net	(35,950)	78,145	99,720
Interest expense	(42,487)	(50,336)	(52,578)
Gain on early extinguishment of debt	47,695	24,024	-
Other income, net	2,522	78	702
Total other income (expense), net	(28,220)	51,911	47,844

Income (loss) from continuing operations before income taxes	(245,270)	(236,022)	22,721

Income taxes	2,375	1,843	(476)

Income (loss) from continuing operations	(242,895)	(234,179)	22,245

Income from discontinued operations	-	255,512	107,475

Net income (loss)	$(242,895)	$21,333	$129,720

Earnings per limited partner unit (basic and diluted):
Income (loss) from continuing operations	$(4.85)	$(4.72)	$0.41
Income from discontinued operations	$-	$5.13	$2.17
Net income (loss)	$(4.85)	$0.41	$2.58

Weighted average limited partner units outstanding (basic and diluted)	49,048	48,853	48,563

Distributions declared per common unit	$-	$1.575	$2.819

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(242,895)	$21,333	$129,720
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Income from discontinued operations	-	(255,512)	(107,475)
Amortization of volumetric production payment liability	(4,108)	(1,196)	-
Accretion expense on obligations	8,225	5,598	4,835
Depreciation, depletion and amortization	119,171	105,969	106,073
Equity–based compensation	6,611	12,001	19,289
Impairment of oil and natural gas properties	131,260	136,667	113,968
Impairment of goodwill	-	65,924	-
Gain on sales of oil and natural gas properties	(69)	(551)	(33,319)
Loss (gain) on derivatives, net	35,950	(78,145)	(99,720)
Cash settlements of matured derivative contracts	54,884	140,657	5,313
Gain on early extinguishment of debt	(47,695)	(24,024)	-
Deferred taxes	(404)	(13,285)	-
Other	2,523	4,487	5,703
Changes in operating assets and liabilities, net of effects of amounts acquired:
Accounts receivable	(11,403)	14,850	3,275
Other current assets	(361)	511	(1,203)
Accounts payable and accrued liabilities	(5,862)	(4,067)	2,368
Income taxes	(11,657)	10,683	-
Other, net	(295)	(245)	(627)
Net cash flows provided by operating activities from continuing operations	33,875	141,655	148,200
Net cash flows used in operating activities from discontinued operations	-	(372)	-
Net cash flows provided by operating activities	33,875	141,283	148,200

Cash flows from investing activities:
Acquisitions of oil and natural gas properties, net of cash acquired	-	(250,357)	-
Additions to oil and natural gas properties	(15,258)	(67,923)	(102,761)
Prepaid drilling costs	-	-	(2,501)
Proceeds from sales of oil and natural gas properties	54,509	1,457	45,183
Restricted cash	(52,076)	33,768	(33,768)
Cash settlements from acquired derivative contracts	3,003	2,615	-
Other	56	73	48
Net cash flows used in investing activities from continuing operations	(9,766)	(280,367)	(93,799)
Net cash flows provided by investing activities from discontinued operations	-	572,160	46,985
Net cash flows (used in) provided by investing activities	(9,766)	291,793	(46,814)

EV Energy Partners, L.P.

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Long–term debt borrowings	57,000	295,000	209,000
Repayments of long–term debt borrowings	(57,000)	(561,000)	(159,000)
Redemption of 8% Senior Notes due 2019	(34,978)	(49,954)	-
Loan costs paid	(121)	(4,074)	-
Contributions from general partner	-	91	154
Distributions paid	(3,868)	(100,979)	(154,978)
Other	-	-	(5)
Net cash flows used in financing activities	(38,967)	(420,916)	(104,829)

(Decrease) increase in cash and cash equivalents	(14,858)	12,160	(3,443)
Cash and cash equivalents – beginning of year	20,415	8,255	11,698
Cash and cash equivalents – end of year	$5,557	$20,415	$8,255

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Consolidated Statements of Changes in Owners’ Equity

(In thousands, except number of units)

		General	Total
	Common	Partner	Owners'
	Unitholders	Interest	Equity
Balance, December 31, 2013	$1,083,718	$(11,785)	$1,071,933
Contributions from general partner	-	154	154
Distributions	(151,915)	(3,063)	(154,978)
Equity–based compensation	18,903	386	19,289
Other	(5)	-	(5)
Net income	127,125	2,595	129,720
Balance, December 31, 2014	1,077,826	(11,713)	1,066,113
Contributions from general partner	-	91	91
Distributions	(98,985)	(1,994)	(100,979)
Equity–based compensation	11,761	240	12,001
Net income	20,907	426	21,333
Balance, December 31, 2015	1,011,509	(12,950)	998,559
Distributions	(3,793)	(75)	(3,868)
Equity–based compensation	6,479	132	6,611
Net loss	(238,037)	(4,858)	(242,895)
Balance, December 31, 2016	$776,158	$(17,751)	$758,407

See accompanying notes to consolidated financial statements.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

The Partnership operates one reportable segment engaged in the acquisition, development and production of oil and natural gas properties and all of our operations are located in the United States.

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

As of December 31, 2016 and 2015, we did not have any reserves for doubtful accounts, and we did not incur any expense related to bad debts. We do not have any off–balance sheet credit exposure related to our customers

Property and Depreciation

Our oil, natural gas and natural gas liquids producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Capitalized costs associated with unproved properties totaled $20.9 million and $67.6 million as of December 31, 2016 and 2015, respectively. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain non–producing leasehold costs are expensed as incurred. For 2016, 2015 and 2014, we recorded dry hole and exploration costs of $0.7 million, $3.7 million and $6.7 million, respectively.

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

Impairment of Oil and Natural Gas Properties

We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. For 2016, 2015 and 2014, we recorded impairment charges of $89.5 million, $86.9 million and $103.3 million, respectively, related to proved oil and natural gas properties as the carrying amounts of such properties were determined not to be recoverable (see Note 7). The $89.5 million of impairment for 2016 related to oil and natural gas properties in the Barnett Shale which were sold during December 2016 (see Note 5). Since December 31, 2016, commodity prices have continued to fluctuate. If commodity prices significantly decrease before March 31, 2017, or in future quarters, we could have additional impairments of our oil and natural gas properties.

Unproved oil and natural gas properties are assessed periodically on a property–by–property basis, and any impairment in value is recognized. For 2016, 2015 and 2014, we recorded impairment charges of $41.8 million, $49.8 million and $10.7 million, respectively, related to unproved oil and natural gas properties where we had a change in development plans for the acreage.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

Revenue Recognition

Oil, natural gas and natural gas liquids revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no significant gas imbalances at December 31, 2016 or 2015.

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

Concentration of Credit Risk

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of December 31, 2016, all of our counterparties have performed pursuant to their derivative contracts.

Our oil, natural gas and natural gas liquids revenues are derived principally from uncollateralized sales to numerous companies in the oil and natural gas industry; therefore, our customers may be similarly affected by changes in economic and other conditions within the industry. We have experienced no significant credit losses on such sales in the past.

In 2016, three customers accounted for 18.5%, 13.4% and 10.4%, respectively, of our consolidated oil, natural gas and natural gas liquids revenues. In 2015, two customers accounted for 17.1% and 10.8%, respectively, of our consolidated oil, natural gas and natural gas liquids revenues. In 2014, no customer accounted for greater than 10% of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but, that over time, we would be able to replace our major customers.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09, Revenue from Contracts with Customers. This ASU superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. The provisions of ASU 2014–09 are applicable to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We plan to implement ASU 2014-09 as of January 1, 2018 using the modified retrospective method with the cumulative effect, if any, of initial adoption to be recognized at the date of initial application. We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, system requirements and financial reporting. Based on the evaluation performed to date, we expect to identify similar performance obligations as compared with deliverables and separate units of account previously identified, and we expect the timing of our revenue to remain the same. We will continue to assess the impact of adopting this ASU.

In August 2014, the FASB issued ASU No. 2014–15, Presentation of Financial Statements – Going Concern. This ASU amends the accounting guidance for the presentation and disclosure of uncertainties about an entity’s ability to continue as a going concern. It requires management to evaluate and disclose whether there is substantial doubt about its ability to continue as a going concern. Management should consider relevant conditions or events that are known or reasonably known on the date the financial statements are issued. The provisions of ASU 2014–15 are applicable to the annual reporting period ending after December 15, 2016 and for annual periods and interim periods thereafter. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015–16, Simplifying the Accounting for Measurement Period Adjustments. To simplify the accounting for adjustments made to provisional amounts, ASU 2015–16 requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The provisions of ASU 2015–16 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial statements.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities arising from leases on the balance sheet. ASU 2016-02 further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. ASU 2016-02 requires disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public entities, ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. We are in the initial stages of our evaluation of the impact of this new standard on our accounting policies, processes, system requirements and financial reporting.

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

In November 2016, the FASB issued ASU No. 2016-18: Statement of Cash Flows– Restricted Cash. The main objective of ASU 2016-18 is to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. For public entities, ASU 2016-18 is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early application is permitted. We do not expect that adopting this ASU will have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective during the year ended December 31, 2016 have had or are expected to have a material impact on our consolidated financial statements.

Subsequent Events

We evaluated subsequent events for appropriate accounting and disclosure through the date these consolidated financial statements were issued.

NOTE 3. EQUITY–BASED COMPENSATION

EV Management has two long–term incentive plans, the 2006 Long-Term Incentive Plan (the “2006 Plan”) and the 2016 Long-Term Incentive Plan (the “2016 Plan” and together, the “Plans”) for employees, consultants and directors of EV Management and its affiliates who perform services for us. The 2006 Plan expired on September 20, 2016, and on August 30, 2016, the unitholders approved the adoption of the 2016 Plan, which replaced the 2006 Plan with respect to future awards. The 2016 Plan provides for the issuance of up to 5,000,000 units and allows for the award of unit options, phantom units, performance units, restricted units and deferred equity rights. As of December 31, 2016, the aggregate amount of our common units that may be awarded under the 2016 Plan was 4.0 million units. The compensation committee of the board of directors administers the Plans.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Phantom Units

Equity Awards

We account for phantom units as equity awards since we have determined that these awards will likely be settled by issuing common units. Compensation cost is recognized for these phantom units on a straight–line basis over the service period and is net of estimated forfeitures. These phantom units are subject to graded vesting over a four year period.

We estimated the fair value of these phantom units using the Black–Scholes option pricing model. The following assumptions were used to estimate the weighted average fair value of these phantom units for the years ended December 31:

	2016	2015	2014
Weighted average fair value of phantom units	$2.05	$2.61	$22.77
Expected volatility	83.41%	62.33%	34.52%
Risk–free interest rate	1.30%	1.13%	0.87%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.0	4.1	4.0

We calculated estimated volatility using historical daily prices for two years prior to the grant date. The risk–free interest rate was based on U.S. Treasury yield curves. The dividend yield is not taken into account as recipients are entitled to receive all distributions underlying the phantom units.

Activity related to these phantom units is as follows:

	Number	Weighted Average
	of	Grant Date
	Phantom Units	Fair Value
Nonvested phantom units as of December 31, 2015	1,689,248	$13.39
Granted	951,494	2.05
Vested	(214,807)	39.29
Forfeited	(200,058)	10.49
Nonvested phantom units as of December 31, 2016	2,225,877	$6.31

The total grant date fair value of the phantom units vested in 2016, 2015 and 2014 was $8.4 million, $15.2 million and $11.9 million, respectively.

We recognized compensation cost related to these phantom units of $6.6 million, $11.8 million and $13.9 million in 2016, 2015 and 2014, respectively. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

As of December 31, 2016, there was $9.2 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 2.4 years.

Performance Units

In September 2011, we issued 0.3 million performance units to certain employees and executive officers of EV Management and its affiliates. These performance units vested 25% each year beginning in January 2012 subject to our common units achieving certain market prices. We accounted for the performance units as equity awards. We estimated the fair value of 0.1 million of the performance units using the Black–Scholes option pricing model, as the market price had already been achieved for those performance units. We estimated the fair value of the remainder of the market condition performance units using the Monte Carlo simulation model. These performance units were fully vested as of January 2015.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The total grant date fair value of the performance units vested in 2015 and 2014 was $1.6 million and $1.4 million, respectively.

We recognized compensation cost related to our performance units of $0.2 million and $5.4 million in 2015 and 2014, respectively. These costs are included in “General and administrative expenses” in our consolidated statements of operations.

NOTE 4. ACQUISITIONS

2017

On January 31, 2017, we acquired a 5.8% working interest in acreage in Karnes County, TX for $58.7 million (before post-closing purchase price adjustments) with the $52.1 million of proceeds from the divestiture of our Barnett Shale natural gas properties (see Note 5) and $6.6 million of borrowings under our credit facility (the “Eagle Ford Acquisition”). Certain EnerVest institutional partnerships own an 87% working interest in, and EnerVest acts as operator of, the properties.

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

As part of the acquisition of oil and natural gas properties in the San Juan Basin, we assumed an obligation to deliver approximately 2.4 billion cubic feet (“Bcf”) of natural gas through December 31, 2016 under previously existing volumetric production payment (“VPP”) agreements. Under these agreements, certain of these oil and natural gas properties are subject to fixed–term overriding royalty interests which had been conveyed to the VPP purchaser. While we were obligated under these agreements to produce and deliver to the purchaser its portion of natural gas production from these oil and natural gas properties, we retain control of these oil and natural gas properties and rights to future development drilling. If production from the oil and natural gas properties subject to the VPP were inadequate to deliver the natural gas provided for in the VPP, we had an obligation to make up the shortfall in accordance with the provisions of the agreements.

At December 31, 2016, we had no remaining obligation under these agreements and no liability for the cost to produce and deliver to the VPP purchasers their portion of future natural gas production from these oil and natural gas properties. At December 31, 2015, the remaining obligation under these agreements was approximately 1.9 Bcf of natural gas, and we had a liability of $4.0 million for the cost to produce and deliver to the VPP purchasers their portion of future natural gas production from these oil and natural gas properties. In 2016 and 2015, we recorded $0.1 million and $0.1 million, respectively, of accretion expense related to this VPP obligation.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

NOTE 5. DIVESTITURES

2016

In December 2016, we, along with certain institutional partnerships managed by EnerVest, closed on the sale of a portion of our Barnett Shale natural gas properties, and our share of the proceeds was $52.1 million (before post-closing adjustments). Also, during 2016, we received proceeds of $2.4 million for the sale of other oil and gas properties.

2015

In 2015, we closed on the sale of non–core oil and natural gas properties for aggregate proceeds of $1.5 million.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

2014

We, along with certain institutional partnerships managed by EnerVest, closed on the sale of certain deep rights in the Eagle Ford formation in Burleson, Brazos and Grimes Counties, Texas, and our share of the proceeds was $33.8 million. We retained all non–Eagle Ford formation rights, including the Austin Chalk formation and corresponding production.

We sold oil and natural gas properties in East Texas for $5.8 million. In conjunction with the sale, we incurred an additional impairment charge of $0.2 million (see Note 7). Operating results related to these properties were included in our exploration and production segment.

In addition, we closed on the sale of Utica Shale acreage in Ohio and six non–core oil and natural gas wells in the Permian Basin for aggregate proceeds of $5.6 million.

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

As of December 31, 2016, we had entered into oil, natural gas and natural gas liquids derivatives with the following terms:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Hedged	Fixed	Floor	Ceiling
Period Covered	Volume	Price	Price	Price
Oil (MBbls):
Swaps – 2017	365.0	$52.85	$-	$-

Natural Gas (MmmBtus):
Swaps – 2017	32,850.0	3.07	-	-
Collars – 2017	10,950.0	-	2.75	3.27
Swaps – 2018	4,500.0	3.46	-	-

Natural Gas Liquids (MBbls):
Swaps – 2017	766.5	16.14	-	-

As of December 31, 2016, we had also entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
January 2017 – December 2017	$100,000	1 Month LIBOR	1.039%
January 2018 – September 2020	100,000	1 Month LIBOR	1.795%

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the fair values and classification of our outstanding derivatives:

		Gross	Net Amounts
		Amounts	of Assets
	Gross	Offset	Presented
	Amounts	in the	in the
	of	Consolidated	Consolidated
	Recognized	Balance	Balance
	Assets	Sheets	Sheets
Derivatives:
As of December 31, 2016:
Derivative asset	$201	$-	$201
Long–term derivative asset	-	-	-
Total	$201	$-	$201

As of December 31, 2015:
Derivative asset	$60,662	$-	$60,662
Long–term derivative asset	10,741	-	10,741
Total	$71,403	$-	$71,403

		Gross	Net Amounts
		Amounts	of Liabilities
	Gross	Offset	Presented
	Amounts	in the	in the
	of	Consolidated	Consolidated
	Recognized	Balance	Balance
	Liabilities	Sheets	Sheets
Derivatives:
As of December 31, 2016:
Derivative liability	$21,679	$-	$21,679
Long–term derivative liability	955	-	955
Total	$22,634	$-	$22,634

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

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of December 31, 2016 and 2015, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Recurring Basis

The following table presents the fair value hierarchy table for our net assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of
		the Reporting Period
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2016:
Assets:
Oil, natural gas and natural gas liquids derivatives	$-	$-	$-	$-
Interest rate swaps	201	-	201	-
	$201	$-	$201	$-

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$22,588	$-	$22,588	$-
Interest rate swaps	46	-	46	-
	$22,634	$-	$22,634	$-

As of December 31, 2015:
Assets:
Oil, natural gas and natural gas liquids derivatives	$70,356	$-	$70,356	$-
Interest rate swaps	1,047	-	1,047	-
	$71,403	$-	$71,403	$-

Our derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange. As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives using the income approach using inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. Furthermore, fair values are adjusted to reflect the credit risk inherent in the transaction, which may include amounts to reflect counterparty credit quality and/or the effect of our own creditworthiness. These assumed credit risk adjustments are based on published credit ratings, public bond yield spreads and credit default swap spreads. There were no changes in valuation techniques or related inputs in 2016.

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

Long–lived Assets Held and Used

We did not incur any impairment charges in 2016 for any of our oil and natural gas properties that were held and used as December 31, 2016. As a result of reductions in estimated future net cash flows primarily caused by the decrease in prices for oil, natural gas and natural gas liquids, we incurred impairment charges of $86.9 million and $103.1 million in 2015 and 2014, respectively, to write down oil and natural gas properties to their fair value. These impairment charges were included in earnings in 2015 and 2014, respectively.

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

Long–lived Assets Held for Sale

In 2014, we incurred additional impairment charges of $0.2 million to write down assets held for sale to their fair value. These impairment charges were included in earnings for 2014.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Financial Instruments

The estimated fair values of our financial instruments have been determined at discrete points in time based on relevant market information. Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, derivatives and long–term debt. The carrying amounts of our financial instruments other than derivatives and long–term debt approximate fair value because of the short–term nature of the items. Derivatives are recorded at fair value (see above).

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. As of December 31, 2016 and December 31, 2015, the estimated fair value of our senior notes due April 2019 was $242.6 million and $211.9 million, respectively, which differs from the carrying value of $341.9 million and $423.6 million, respectively. The fair value of the senior notes due April 2019 was determined using Level 2 inputs.

NOTE 8. ASSET RETIREMENT OBLIGATIONS

The changes in the aggregate ARO are as follows:

Balance as of December 31, 2014	$105,773
Liabilities incurred and assumed in acquisitions	70,005
Accretion expense	5,531
Revisions in estimated cash flows	1,344
Settlements and divestitures	(5,720)
Balance as of December 31, 2015	176,933
Liabilities incurred	1,223
Accretion expense	8,101
Revisions in estimated cash flows	820
Settlements and divestitures	(3,601)
Balance as of December 31, 2016	$183,476

As of December 31, 2016 and 2015, $3.2 million and $2.9 million, respectively, of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our consolidated balance sheets.

NOTE 9. LONG–TERM DEBT, NET

Long–term debt, net consisted of the following as of December 31:

	2016	2015

Credit facility	$265,000	$265,000
8.0% senior notes due April 2019:
Principal outstanding	343,348	426,022
Unamortized discount and debt issuance costs (1)	(2,946)	(5,116)
Unaccreted premium (2)	1,546	2,708
	341,948	423,614
Total	$606,948	$688,614

(1)	Imputed interest rate of 8.99% and 8.87% for 2016 and 2015, respectively.

(2)	Imputed interest rate of 7.22% and 7.35% for 2016 and 2015, respectively.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Credit Facility

As of December 31, 2016, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. As of December 31, 2016, we have a $0.3 million letter of credit outstanding.

The facility does not require any repayments of amounts outstanding until it expires in February 2020. Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 3.75% and 3.73% at December 31, 2016 and 2015, respectively).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. As of December 31, 2016, the borrowing base under the facility was $450.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

In April 2016, we entered into an amendment to our credit facility that eased leverage covenants and added an interest coverage ratio. Specifically, the amendment:

•	decreased the borrowing base to $450.0 million;

•	changed the senior secured funded debt to EBITDAX ratio covenant to be no greater than (a) for the fiscal quarters ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, 3.0 to 1.0, (b) for the fiscal quarters ending March 31, 2017 and June 30, 2017, 3.5 to 1.0 and (c) for the fiscal quarter ending September 30, 2017 and December 31, 2017, 4.0 to 1.0;

•	changed the total funded debt to EBITDAX ratio covenant to be no greater than (a) for the fiscal quarters ending March 31, 2018, 5.50 to 1.0, (b) for the fiscal quarters ending June 30, 2018 and September 30, 2018, 5.25 to 1.0 and (c) for the fiscal quarter ending December 31, 2018 and thereafter, 4.25 to 1.0;

•	added an EBITDAX to cash interest expense ratio covenant to be no less than (a) for the fiscal quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, 2.5 to 1.0, (b) for the fiscal quarters ending December 31, 2016, March 31, 2017 and June 30, 2017, 2.0 to 1.0 and (c) for the fiscal quarter ending September 30, 2017 and thereafter, 1.5 to 1.0;

•	allowed for up to $35.0 million of cash, reduced dollar for dollar by the amount of any quarterly distributions for the remainder of 2016, to be used for the redemption of our senior notes due April 2019; and

•	limited cash held by us to the greater of 5% of the current borrowing base or $30.0 million.

As of December 31, 2016, we were in compliance with these financial covenants.

8.0% Senior Notes due April 2019

Our 8.0% senior unsecured notes due April 2019 (the “Notes”) were issued under an indenture dated March 22, 2011, (the “Indenture”), mature April 15, 2019, and bear interest at 8.0%. Interest is payable semi–annually. The Notes are general unsecured obligations and are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither the Parent nor Finance have independent assets or operations apart from the assets and operations of our subsidiaries.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

In 2016, we redeemed $82.7 million of the Notes for $35.0 million, resulting in a gain on the early extinguishment of debt of $47.7 million. In 2015, we redeemed $74.0 million of the Notes for $50.0 million, resulting in a gain on the early extinguishment of debt of $24.0 million.

The remaining Notes are subject to redemption, at our option, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the Notes to be redeemed to the applicable redemption date, if redeemed during the twelve–month period beginning on April 15 of the years indicated below:

Year	Percentage
2017	100.00%
2018 and thereafter	100.00%

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements, and no amounts have been accrued at December 31, 2016 and 2015.

We are subject to firm agreements for the future transportation and processing of natural gas. We are obligated to transport minimum daily natural gas volumes. As of December 31, 2016, our future minimum transportation fees under these agreements are as follows for the years ended December 31:

2017	$3,603
2018	3,324
2019	2,765
2020	1,604
2021	1,394
Thereafter	2,701
$15,391

NOTE 11. OWNERS’ EQUITY

Units Outstanding

At December 31, 2016, owner’s equity consists of 49,055,214 common units outstanding (including 5,032,399 common units held by our executive officers and directors), collectively representing a 98% limited partnership interest in us and a 2% general partnership interest.

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

Cash Distributions

In the future, we intend to make regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our credit facility prohibits us from making cash distributions if any default or event of default, as defined in our credit facility, occurs or would result from the cash distribution.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

Our general partner is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distributions Target Amount	Limited Partner	General Partner
Minimum quarterly distribution	$0.7615	98%	2%
First target distribution	Up to $0.875725	98%	2%
Second target distribution	Above $0.875725, up to $0.951875	85%	15%
Thereafter	Above $0.951875	75%	25%

The following sets forth the distributions we paid during the years ended December 31, 2016 and 2015:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 12, 2016	October 1, 2015 – December 31, 2015	$0.075	$3,868
			$3,868

February 13, 2015	October 1, 2014 – December 31, 2014	$0.500	$25,274
May 15, 2015	January 1, 2015 – March 31, 2015	0.500	25,221
August 14, 2015	April 1, 2015 – June 30, 2015	0.500	25,243
November 13, 2015	July 1, 2015 – September 30, 2015	0.500	25,241
			$100,979

During 2016, the board of directors of EV Management announced that it had elected to suspend distributions for the first three quarters of 2016. The board of directors also elected to suspend distributions for the fourth quarter of 2016.

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
(13,285)
$(1,843)

Of the $236.0 million of loss from continuing operations before income taxes for the year ended December 31, 2015, $45.7 million represents the loss that is subject to federal taxation.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

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

In 2016, we recorded approximately $2.4 million of tax benefits as a result of tax refunds and lower taxes.

NOTE 13. DISCONTINUED OPERATIONS

Our midstream segment, which consisted of our investments in Utica East Ohio Midstream LLC (“UEO”) and Cardinal Gas Services, LLC (“Cardinal”), was engaged in the construction and operation of natural gas processing, natural gas liquids fractionation, connecting pipeline infrastructure and gathering systems to serve production in the Utica Shale area in Ohio. In June 2015, we sold our interest in UEO and received net proceeds of $572.2 million and recognized a gain of $246.7 million. In October 2014, we sold our interest in Cardinal and received net proceeds of $161.1 million and recognized a gain of $92.1 million. These gains are included in “Income from discontinued operations.” As a result of these sales, the Partnership no longer operates in the midstream segment.

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

Summarized financial information for our midstream segment was as follows:

	2015 (1)	2014 (2)
Revenues	$93,726	$237,344
Operating income	49,171	109,003
Net income	49,525	109,660

(1)	Information is for UEO on a stand–alone basis through the date of divestiture.

(2)	Information is for UEO and Cardinal on a combined basis.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 14. EARNINGS PER LIMITED PARTNER UNIT

The following sets forth the calculation of earnings per limited partner unit for the years ended December 31:

	2016	2015	2014
Income (loss) from continuing operations	$(242,895)	$(234,179)	$22,245
General partner's 2% interest in income (loss) from continuing operations	4,858	4,684	(445)
Earnings attributable to unvested phantom units	-	(1,076)	(1,723)
Limited partners' interest in income (loss) from continuing operations	$(238,037)	$(230,571)	$20,077

Earnings per limited partner unit (basic and diluted)	$(4.85)	$(4.72)	$0.41

Income (loss) from discontinued operations	$-	$255,512	$107,475
General partner's 2% interest in income (loss) from discontinued operations	-	(5,110)	(2,150)
Earnings attributable to unvested phantom units	-	-	-
Limited partners' interest in income (loss) from discontinued operations	$-	$250,402	$105,325

Earnings per limited partner unit (basic and diluted)	$-	$5.13	$2.17

Net income (loss)	$(242,895)	$21,333	$129,720
General partner's 2% interest in net income (loss)	4,858	(426)	(2,595)
Earnings attributable to unvested phantom units	-	(1,076)	(1,723)
Limited partners' interest in net income (loss)	$(238,037)	$19,831	$125,402

Earnings per limited partner unit (basic and diluted)	$(4.85)	$0.41	$2.58

Weighted average limited partner units outstanding (basic and diluted)	49,048	48,853	48,563

As of December 31, 2016 and 2015, there are no unearned performance units outstanding. As of December 31, 2014, 0.2 million unearned performance units were not included in the computation of diluted net income (loss) per limited partner unit because the effect would have been anti-dilutive.

NOTE 15. RELATED PARTY TRANSACTIONS

Pursuant to our omnibus agreement with EnerVest, we paid EnerVest $15.9 million, $14.2 million and $12.1 million in 2016, 2015 and 2014, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our consolidated statements of operations.

We have entered into operating agreements with EnerVest whereby a subsidiary of EnerVest acts as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. During 2016, 2015 and 2014, we reimbursed EnerVest approximately $21.2 million, $17.2 million and $17.0 million, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis. These costs are included in lease operating expenses in our consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil, natural gas and natural gas liquids sales and distributes them to us and other working interest owners.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2016, we owed EnerVest Operating $5.8 million and partnerships managed by EnerVest owed us $0.7 million.

In October 2015, we acquired oil and natural gas properties in the Appalachian Basin, the San Juan Basin, Michigan and the Austin Chalk from certain institutional partnerships managed by EverVest for a combined cash consideration of $259.0 million (see Note 4).

In 2011, we and certain institutional partnerships managed by EnerVest carved out 7.5% overriding royalty interests ("ORRI") from certain acres in Ohio (the "Underlying Properties"), which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership. EnerVest is the general partner of this partnership. The ORRI entitles the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties. We own a 48% limited partner interest in the partnership and account for our investment using the equity method of accounting. We recognized $0.1 million, $0.2 million and $0.4 million of income in 2016, 2015 and 2014, respectively, and we received $0.1 million, $0.2 million and $0.3 million of distributions in 2016, 2015 and 2014, respectively.

NOTE 16. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows as of and for the years ended December 31:

	2016	2015	2014
Supplemental cash flows information:
Cash paid for interest, net of capitalized interest of $5,741 at December 31, 2014	$39,807	$48,344	$49,444
Cash (refunded) paid for income taxes	10,942	(115)	155

Non–cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	668	5,212	18,028
Post-closing adjustments for sales of oil and natural gas properties in accounts payable and accrued liabilities	1,752	-	-

Accounts payable and accrued liabilities consisted of the following as of December 31:

	2016	2015

Costs for additions to oil and natural gas properties	$668	$5,212
Lease operating expenses	9,835	10,576
Interest	6,029	7,298
Production and ad valorem taxes	7,382	6,763
VPP	-	3,984
General and administrative expenses	3,095	2,864
Current portion of ARO	3,235	2,930
Derivative settlements	106	-
Other	1,350	3,508
Total	$31,700	$43,135

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 17. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016
Revenues	$38,250	$42,831	$51,372	$52,441
Gross profit (1)	7,328	14,776	23,240	27,296
Net (loss) income (2)	(29,000)	(28,993)	(19,230)	(165,672)
Net (loss) income per limited partner unit:
Basic	$(0.58)	$(0.58)	$(0.38)	$(3.31)
Diluted	$(0.58)	$(0.58)	$(0.38)	$(3.31)

2015
Revenues (3)	$47,242	$44,456	$38,321	$47,952
Gross profit (1)	21,396	18,549	13,945	15,683
Net (loss) income (4)	(61,667)	164,102	(9,838)	(71,264)
Net (loss) income per limited partner unit:
Basic	$(1.25)	$3.25	$(0.20)	$(1.43)
Diluted	$(1.25)	$3.25	$(0.20)	$(1.43)

(1)	Represents total revenues less lease operating expenses, cost of purchased natural gas and production taxes.

(2)	Includes impairment charges of $131.3 million, primarily in the fourth quarter of 2016. Of this amount, $89.5 million related to oil and natural gas properties in the Barnett Shale that were written down to their fair value as determined based on the expected present value of the future net cash flows. The remainder of the impairment charges in 2016 consisted of $41.8 million of leasehold impairments, of which $35.8 million related to a change in our development plans for acreage in the Appalachian Basin, primarily in the Utica Shale.

(3)	Includes the effects of the acquisitions of oil and natural gas properties in October 2015 (see Note 4).

(4)	Includes gain on sale of our investment in UEO of $246.7 million in the second quarter of 2015.

NOTE 18. SUPPLEMENTARY INFORMATION ON OIL AND NATURAL GAS ACTIVITIES (UNAUDITED)

Capitalized costs relating to oil and natural gas producing activities are as follows at December 31:

	2016	2015
Proved oil and natural gas properties	$2,527,927	$2,694,354
Unproved oil and natural gas properties	20,884	67,600
	2,548,811	2,761,954
Accumulated depreciation, depletion and amortization	(1,051,600)	(971,499)
Net capitalized costs	$1,497,211	$1,790,455

Costs incurred in oil and natural gas property acquisition and development activities are as follows for the years ended December 31:

	2016	2015	2014
Acquisition of oil and natural gas properties:
Proved	$-	$236,356	$-
Unproved	-	1,020	-
Exploration costs	651	2,193	2,585
Development costs	10,712	55,109	103,840
Total	$11,363	$294,678	$106,425

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 19. ESTIMATED PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

Our estimated proved reserves are all located within the United States. We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are expected to change as further information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil, natural gas and natural gas liquids reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used in these estimates. The estimates of our proved reserves as of December 31, 2016 and 2015 have been prepared by Cawley, Gillespie & Associates, Inc. and Wright & Company, Inc., independent petroleum consultants. The estimates of our proved reserves as of December 31, 2014 have been prepared by Cawley, Gillespie, & Associates, Inc., independent petroleum consultants.

The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated.

			Natural Gas
	Oil	Natural Gas	Liquids
	(MBbls) (1)	(Mmcf) (2)	(MBbls) (1)	Mmcfe (3)
Proved developed and undeveloped reserves:
As of December 31, 2013	13,084	819,680	48,902	1,191,594
Revisions of previous estimates (4)	(1,851)	(138,666)	(16,180)	(246,856)
Purchases of minerals in place	21	1,515	222	2,974
Extensions and discoveries (5)	1,900	81,571	5,767	127,571
Production	(1,052)	(43,363)	(2,311)	(63,540)
Sales of minerals in place	(194)	(8,545)	(257)	(11,247)
As of December 31, 2014	11,908	712,192	36,143	1,000,496
Revisions of previous estimates (6)	(3,319)	(194,442)	(9,028)	(268,522)
Purchases of minerals in place	11,852	214,578	7,468	330,504
Extensions and discoveries (7)	2,636	60,197	4,106	100,647
Production	(1,041)	(43,592)	(2,326)	(63,792)
Sales of minerals in place	(41)	(1,918)	(69)	(2,580)
As of December 31, 2015	21,995	747,015	36,294	1,096,753
Revisions of previous estimates (8)	(8,163)	(57,723)	(1,223)	(114,041)
Extensions and discoveries (9)	61	10,255	736	15,038
Production	(1,216)	(49,333)	(2,331)	(70,612)
Sales of minerals in place (10)	(85)	(74,916)	(81)	(75,919)
As of December 31, 2016	12,592	575,298	33,395	851,219

Proved developed reserves:
December 31, 2013	10,443	578,274	29,056	815,268
December 31, 2014	9,783	599,664	30,766	842,956
December 31, 2015	13,919	644,984	30,091	909,047
December 31, 2016	11,954	523,113	28,218	764,149

Proved undeveloped reserves:
December 31, 2013	2,641	241,406	19,846	376,326
December 31, 2014	2,125	112,528	5,377	157,540
December 31, 2015	8,076	102,031	6,203	187,706
December 31, 2016	638	52,185	5,177	87,070

(1)	Thousands of barrels.

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

(2)	Million cubic feet.

(3)	Million cubic feet equivalent; barrels are converted to Mcfe based on one barrel of oil or natural gas liquids to six Mcf of natural gas equivalent.

(4)	Revisions were primarily attributable to the removal of 213.3 Bcfe of reserves that we had planned to develop at December 31, 2013, but based on current prices, we no longer expect to develop within the next five years.

(5)	Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (78.2 Bcfe) and the Appalachian Basin (33.0 Bcfe).

(6)	Revisions were primarily attributable to the Barnett Shale (120.7 Bcfe) and the Appalachian Basin (76.9 Bcfe) and are the result of the decrease in prices for oil, natural gas and natural gas liquids used in our December 31, 2015 reserve estimates from prices used in our December 31, 2014 reserve estimates.

(7)	Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (72.6 Bcfe) and the Appalachian Basin (16.9 Bcfe).

(8)	Revisions were primarily attributable to reductions in the Appalachian Basin (51.8 Bcfe), the Barnett Shale (39.9 Bcfe) and Central Texas (13.5 Bcfe) and are the result of the decrease in prices for oil, natural gas and natural gas liquids used in our December 31, 2016 reserve estimates from prices used in our December 31, 2015 reserve estimates.

(9)	Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (13.0 Bcfe).

(10)	Sales of minerals in place were primarily associated with the sale of a portion of our Barnett Shale natural gas properties (74.2 Bcfe) in December 2016.

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

EV Energy Partners, L.P.

Notes to Consolidated Financial Statements (continued)

The standardized measure of discounted future net cash flows relating to estimated proved oil, natural gas and natural gas liquids reserves is presented below for the years ended December 31:

	2016	2015	2014
Future cash inflows	$2,261,520	$3,285,271	$4,639,547
Future production and development costs	(1,480,900)	(2,029,001)	(2,123,559)
Future income tax expenses	(5,442)	(7,769)	(18,266)
Future net cash flows	775,178	1,248,501	2,497,722
10% annual discount for estimated timing of cash flows	(404,061)	(712,051)	(1,404,419)
Standardized measure of discounted future net cash flows	$371,117	$536,450	$1,093,303

 As specified by the SEC, the prices for oil, natural gas and natural gas liquids used in this calculation were the average prices during the year determined using the price on the first day of each month, except for volumes subject to fixed price contracts. The prices utilized in calculating our total estimated proved reserves at December 31, 2016, 2015 and 2014 were $42.75 per Bbl of oil, $2.481 per MMBtu of natural gas; $50.28 per Bbl of oil, $2.587 per MMBtu of natural gas; and $94.99 per Bbl of oil, $4.35 per MMBtu of natural gas, respectively. We do not include our commodity derivatives in the determination of our oil, natural gas and natural gas liquids reserves.

The principal sources of changes in the standardized measure of future net cash flows are as follows for the years ended December 31:

	2016	2015	2014
Standardized measure at beginning of period	$536,450	$1,093,303	$1,039,785
Sales and transfers of oil, natural gas and natural gas liquids produced, net of production costs	(71,939)	(68,479)	(216,972)
Net changes in prices and production costs	(83,146)	(682,598)	131,899
Extensions, discoveries and improved recovery, less related costs	1,712	26,082	113,127
Development costs incurred during the period	2,065	21,441	23,737
Revisions and other	(23,328)	(205,821)	(69,407)
Accretion of 10% timing discount	53,998	110,120	104,941
Changes in income taxes	1,093	4,362	1,725
Changes in estimated future development costs	3,976	19,925	(2,980)
Changes in timing and other	(26,920)	(31,118)	(28,853)
Purchase of minerals in place	-	250,646	4,376
Sales of minerals in place	(22,844)	(1,413)	(8,075)
Standardized measure of discounted future net cash flows	$371,117	$536,450	$1,093,303

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10–K for the fiscal year ended December 31, 2016. Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 23, 2017, our Board of Directors, after receiving the recommendation of our conflicts committee, approved an extension of our Omnibus Agreement with EnerVest through the end of 2017, at a monthly fee of $1,175,000. A copy of the extension agreement is filed as Exhibit 10.6 to this annual report on Form 10–K and incorporated herein by reference.

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

We estimate that Messrs. Walker and Flory devote approximately 25% and 30%, respectively, of their time to our business. We also utilize a significant number of employees of EnerVest to operate our properties and provide us with certain general and administrative services. Under the omnibus agreement, we pay EnerVest a fee for its operational personnel who perform services for our benefit. During 2016, we paid EnerVest $15.9 million for general and administrative services, which fee will increase or decrease as we purchase or divest assets or as the costs to provide these services increase or decrease.

The following table shows information as of February 15, 2017 regarding members of our Board of Directors and executive officers of EV Management. Members of our Board of Directors are elected for one–year terms.

Name	Age	Position with EV Management
John B. Walker	71	Executive Chairman and Director
Michael E. Mercer	58	President, Chief Executive Officer and Director
Nicholas P. Bobrowski	39	Vice President and Chief Financial Officer
Ryan J. Flory	40	Controller
Mark A. Houser	55	Director
Kenneth Mariani	55	Director
Victor Burk (1) (2)	67	Director
James R. Larson (1)	67	Director
George Lindahl III (1) (2)	70	Director
Gary R. Petersen (2)	70	Director

(1)	Member of the audit committee and the conflicts committee.

(2)	Member of the compensation committee.

John B. Walker has served as our Executive Chairman since January 2012 and has been a director since 2006. Prior to serving as Executive Chairman, he served as our Chairman and Chief Executive Officer since 2006. Mr. Walker also serves as the Chief Executive Officer of EnerVest, Ltd. from its inception in 1992, and was the President of EnerVest, Ltd. from its formation in 1992 until 2014. He has been Chief Executive Officer of EnerVest, Ltd. since 2014. Prior to that, Mr. Walker was President and Chief Operating Officer of Torch Energy Advisors Incorporated, a company which formed and managed partnerships for institutional investors in the oil and natural gas business, and Chief Executive Officer of Walker Energy Partners, a master limited partnership engaged in the exploration and production business. In his early career on Wall Street, Mr. Walker was selected by Institutional Investor as an “All American” energy analyst for six years in a row. He served the Independent Petroleum Association of America (IPAA) as Chairman from 2003 – 2005. In November 2007, he received the oil and natural gas industry’s highest award, the Chief Roughneck Award. He is a member of the National Petroleum Council and All–American Wildcatters. He serves or has served on the boards of the Houston Producers’ Forum, Foundation for Energy Education, Petroleum Club of Houston, and the Texas Independent Producers and Royalty Owners Association. His civic activities currently include serving on the Board of Stewards of Chapelwood United Methodist Church, the Board of Directors of the Sam Houston Area Council of the Boy Scouts of America and the Board of Directors of Stoney Creek Ranch. In 2001, he received the Silver Beaver Award and in May 2007 the Distinguished Eagle from the Boy Scouts of America. In 2004, he was named Distinguished Alumni at Texas Tech University and, in January 2012, he was appointed by Gov. Rick Perry to serve on the Board of Regents. He holds a BBA with Honors from Texas Tech University and an MBA (with distinction) from New York University.

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

Ryan J. Flory has served as Controller of EV Management since February 2014 and as Senior Vice President and Chief Accounting Officer of EnerVest, Ltd. since January 2017. Prior to that, Mr. Flory served as Vice President and Controller of EnerVest, Ltd. since January 2014 and Corporate Controller since 2013. From 2005 to 2013, he served as Manager of Financial Reporting for EnerVest, Ltd, and from 2003 to 2005, he worked for Belden & Blake Corporation where he held various management and supervisory positions. Mr. Flory began his career with Deloitte & Touche. He holds a Bachelor’s of Business Administration, Accounting, from Kent State University and is a CPA and a member of the American Institute of Certified Public Accountants.

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

Victor Burk was appointed to our board of directors in September 2006. Since 2009, Mr. Burk has been a Managing Director for Alvarez and Marsal, a privately owned professional services firm. From 2005 to 2009, Mr. Burk was the global energy practice leader for Spencer Stuart, a privately owned executive recruiting firm. Prior to joining Spencer Stuart, Mr. Burk served as managing partner of Deloitte & Touche’s global oil and natural gas group from 2002 to 2005. He began his professional career in 1972 with Arthur Andersen and served as managing partner of Arthur Andersen’s global oil and natural gas group from 1989 until 2002. Mr. Burk is a current board member of PAA GP Holdings, LLC, the general partner of Plains GP Holdings, L.P. (NYSE: PAGP). He is also a board member of the Sam Houston Area Council of the Boy Scouts of America. He holds a BBA in Accounting from Stephen F. Austin University, graduating with highest honors. Mr. Burk has over 30 years of experience in the oil and natural gas industry, with extensive experience in public accounting and consulting. Mr. Burk brings to our board wide expertise in financial and accounting matters relating to the oil and natural gas industry as well as providing leadership in complex business organizations.

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

The audit committee has the sole authority and responsibility to retain and terminate our independent registered public accounting firm, resolve disputes with such firm, approve all auditing services and related fees and the terms thereof, and pre–approve any non–audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and meets with the audit committee on a regularly scheduled basis. During 2016, representatives of our independent registered public accounting firm attended all of our audit committee meetings. The audit committee may also engage the services of advisors and accountants as it deems advisable.

Compensation Committee

Although not required by the listing requirements of the NASDAQ, the board of directors established and maintains a compensation committee comprised of non-employee directors. The compensation committee is comprised of Messrs. Lindahl (Chairman), Burk and Petersen. The compensation committee reviews the compensation and benefits of our executive officers, establishes and reviews general policies related to our compensation and benefits and administers our long–term incentive plans (the “Plans”).

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

Meetings and Other Information

During 2016, the board of directors had eight regularly scheduled and special meetings, the audit committee had four meetings, the compensation committee had two meetings and the conflicts committee had three meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of EV Management, we believe that during 2016, the officers and directors of EV Management and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Because our general partner is a limited partnership, its general partner, EV Management, manages our operations and activities. We do not directly employ any of the persons responsible for managing our business. Mr. Michael E. Mercer and Mr. Nicholas P. Bobrowski are employees of EV Management, and we reimburse EV Management for the costs of their compensation. Messrs. Mercer and Bobrowski do not currently perform services for EnerVest or its affiliates (other than EV Management). Their compensation is approved by the compensation committee of EV Management’s board of directors, which we refer to as our compensation committee.

Mr. John B. Walker is an officer of EV Management and is also an officer and employee of other subsidiaries of EnerVest. In these capacities, he performs services for us as well as for EnerVest and its other affiliates. In order to compensate Mr. Walker for the time he devotes to our business and to provide our compensation committee with oversight of the portion of his annual bonus reflecting his services to us, a portion of his cash bonus was reviewed and approved by our compensation committee, and we reimburse EnerVest for this cash bonus. In addition, Mr. Walker continues to participate in the Plans.

Our compensation committee discusses with EnerVest the philosophy used by EnerVest in setting the salaries and bonus compensation for its employees who perform services for us under the omnibus agreement. However, except for the bonus payment noted in the previous paragraph, the compensation committee has no role in determining the base salary and short–term and long–term incentive compensation paid to EnerVest employees. We pay EnerVest a fee under the omnibus agreement which is based in part on the compensation paid to EnerVest employees who perform work for us, but other than the portion of Mr. Walker’s cash bonus charged to us, we do not directly reimburse EnerVest for the costs of the compensation of Mr. Walker and our compensation committee does not oversee his annual compensation. Awards made to Messrs. Walker, Kenneth Mariani and Ryan J. Flory and other employees of EnerVest under the Plans are determined by our compensation committee.

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

Compensation Consultant

Our compensation committee did retain an independent compensation consultant. Since 2010, EnerVest has retained Longnecker & Associates to provide compensation advice and data to EnerVest regarding its employees, including our executive officers. In general, the role of the outside compensation consultant is to assist EnerVest with the analysis of executive pay packages; however EnerVest is under no obligation to follow the advice or recommendations of any compensation consultant.

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

Benchmarking

As part of the proposed compensation plan, our chief executive officer asked Longnecker & Associates to prepare an analysis of the compensation paid (based on survey data and proxy analysis) by a peer group composed of the following companies: Bill Barrett Corp.; Carrizo Oil & Gas, Inc.; Clayton Williams Energy, Inc.; Jones Energy, Inc.; Laredo Petroleum Holdings, Inc.; Legacy Reserves LP; Matador Resources Company; Memorial Production Partners, L.P.; Oasis Petroleum; PDC Energy, Inc.; Resolute Energy Corporation; Sanchez Energy Corporation; Unit Corporation; and Vanguard Natural Resources, LLC. The compensation committee reviews the composition of the peer group each year. Longnecker & Associates reviewed peer group and survey data and made recommendations to management regarding executive and director compensation.

In connection with setting base salary for 2017 and bonus and long–term equity incentive compensation for 2016, our management and compensation committee used information regarding peer companies to check their base salary and bonus compensation decisions for reasonableness and to benchmark with respect to base salary, bonus and long–term equity incentive compensation. Our compensation committee does not employ a specific target or market percentile for any element of compensation. The compensation committee takes into consideration a number of factors in making compensation decisions.

Performance Metrics

With respect to bonus and long–term incentive awards, our compensation committee did not establish performance metrics for our executive officers for 2016 in order to remain flexible in our compensation practices. The compensation committee makes a subjective determination at the end of the fiscal year as to the appropriate compensation based on a recommendation from our chief executive officer and given their view of our performance for the year.

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

While the allocation of total compensation among base salary, cash bonus and long–term incentive compensation will vary from year to year based on performance and market conditions, we generally allocate a large portion of total compensation to long–term equity based compensation because we believe this better aligns the interests of our executives with those of our unit holders. In addition, the annual grant of phantom units under our long-term incentive plans is intended to provide an incentive to our key employees to focus their efforts on increasing the market price of our publicly traded common units and to increase the cash distributions we pay to our unitholders.

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

For 2016, in an effort to further reduce costs, our chief executive officer recommended, and the committee approved, reducing the base salaries for Messrs. Mercer and Bobrowski from 2015 amounts ($350,000 and $230,000, respectively) by 10%, effective March 1, 2016. Accordingly, the actual pro-rated base salaries for 2016 were $320,833 for Mr. Mercer and $210,833 for Mr. Bobrowski. This results in total direct compensation (base salary, bonus and long–term incentive) for Messrs. Mercer and Bobrowski below the 25th percentile of the peer group.

In February 2015, Mr. Mercer’s base salary was increased to $350,000 in conjunction with his promotion to Chief Executive Officer of EV Management with an actual pro-rated base salary of $310,167.

In February 2015, in conjunction with Mr. Bobrowski’s appointment as the Chief Financial Officer of EV Management, the compensation committee set the base salary for Mr. Bobrowski at $230,000, with an actual pro-rated base salary of $225,000.

In December 2016, our chief executive officer recommended, and the committee approved, reinstating 50% of the 10% reduction taken in March 2016. Thus, the base salaries for 2017 for Messrs. Mercer and Bobrowski were only reduced by 5%, effective January 1, 2017, and the actual base salaries for 2017 will be $332,500 for Mr. Mercer and $218,500 for Mr. Bobrowski. This results in total direct compensation (base salary, bonus and long–term incentive) for Messrs. Mercer and Bobrowski below the 25th percentile of the peer group.

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

Our chief executive officer recommended the cash bonus to be paid to Messrs. Mercer and Bobrowski. In this recommendation, the compensation committee, in determining the cash bonus amounts, took into account its belief that the efforts of Messrs. Mercer and Bobrowski directly affected the achievement of the following key operational objectives in 2016:

•	we repurchased $82.7 million of our senior notes due April 2019 for $35.0 million;

•	we amended our credit facility to, among other things, ease the leverage covenants until 2018; and

•	we ended the year with over $205 million of liquidity between borrowing base capacity, cash on hand and restricted cash.

In 2016, Mr. Mercer received a total bonus of $140,348, of which $104,224 was contributed to the Retirement Plan and $36,124 was delivered in cash. The total bonus represents 44% of his total base salary, which amount placed Mr. Mercer below the 25th percentile of cash bonus compensation of our peer group. In 2016, Mr. Bobrowski received a total bonus of $80,000, of which $7,537 was the amount contributed to the Retirement Plan and $72,463 was delivered in cash. The total bonus represents 38% of his total base salary, which amount placed Mr. Bobrowski below the 25th percentile of cash bonus compensation of our peer group. The bonuses for Messrs. Mercer and Bobrowski also reflected the committee’s determination that their performances in accomplishing the 2016 objectives described above were very strong.

In addition, Mr. Walker was awarded a cash bonus of $75,000, representing a portion of his total annual compensation paid by us and EnerVest. The amount of his bonus was recommended to our compensation committee by Mr. Walker based on his subjective view as to appropriate compensation levels taking into account the performance objectives discussed above and, in the case of Mr. Walker, the amount of time he spent on our business activities. The compensation committee then determined to accept this recommendation.

Long–term Equity–based Compensation

Long–term equity–based compensation is an element of our compensation policy because we believe it aligns executives’ interests with the interests of our unitholders; rewards long–term performance; is required in order for us to be competitive from a total remuneration standpoint; encourages executive retention; and gives executives the opportunity to share in our long–term performance. We generally seek to allocate a large portion of total compensation to long–term equity compensation, generally targeting between the 50th and 75th percentiles of our peer group for such compensation, with higher amounts for performance our compensation committee views as exceptional.

On August 30, 2016, the common unitholders approved the EV Energy Partners, L.P. 2016 Long-Term Incentive Plan (the “2016 Plan”), which provides for the issuance of up to 5,000,000 units. The 2016 Plan became effective by its terms on the date of approval by the unitholders and replaces the 2006 Long-Term Incentive Plan (the “2006 Plan” and together, the “Plans”) as to future issuances.

The compensation committee acts as the administrator of the Plans and performs functions that include selecting award recipients (or the manner in which such recipients will be chosen), determining the timing of grants and assigning the number of units subject to each award (or the manner in which such assignments will be made), fixing the time and manner in which awards are exercisable, setting exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of our Plans. For compensation decisions regarding the grant of equity compensation to executive officers, our compensation committee will consider recommendations from our chief executive officer. Typically, awards vest over multiple years, but the compensation committee maintains the discretionary authority to vest the equity grant immediately if the individual situation merits.

For grants under the 2006 Plan, the compensation committee, in its discretion, can provide that in the event of a termination of employment upon a change of control, all outstanding equity based awards will immediately vest. In the event of termination of a grantee’s employment upon the death, disability, or involuntary termination of a grantee’s employment without good reason, the compensation committee, in its discretion, can provide that all outstanding equity based awards will vest effective upon the normal vesting date that coincides with, or immediately follows, the termination.

For grants under the 2016 Plan, the compensation committee, in its discretion, can provide that in the event of a termination of employment upon a change of control or the grantee’s death or disability, all outstanding equity based awards will immediately vest. In the event of involuntary termination of a grantee’s employment without good reason, the compensation committee, in its discretion, can provide that equity based awards scheduled to vest on the vesting date that coincides with, or immediately follows, the termination will vest effective upon the normal vesting date, and all other outstanding equity based awards will be forfeited as of the date of termination.

We have provided compensation committee discretion with respect to full acceleration provisions in the equity award agreements under our Plan upon a change in control because we believe that it is important to provide the named executive officers with a sense of stability in the middle of transactions that may create uncertainty regarding their future employment as well as maximize unitholder value by encouraging the named executive officers to review objectively any proposed transaction in determining whether such proposal is in the best interest of our unitholders, whether or not the executive will continue to be employed.

The Plans permit the compensation committee to delegate its authority to grant awards, except for awards to executive officers and directors, to one or more of our executive officers.

We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, our compensation committee takes into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibility, retention considerations and the total compensation package.

Awards under the Plans may be unit options, phantom units, performance units, restricted units and deferred equity rights, or DERs. There are 1.3 million common units awarded and outstanding under the 2006 Plan, and the aggregate amount of our common units that may be awarded under the 2016 Plan is 5.0 million units. As of December 31, 2016, there are 4.0 million units available for issuance. Unless earlier terminated by us or unless all units available under the 2016 Plan have been paid to participants, the 2016 Plan will terminate as of the close of business on August 30, 2026.

Although the 2016 Plan generally provides for the grant of unit options, Internal Revenue Code Section 409A and authoritative guidance thereunder provides that options can generally only be granted to employees of the entity granting the option and certain affiliates without being required to comply with Section 409A as nonqualified deferred compensation. Until further guidance is issued by the Treasury Department and Internal Revenue Service under Section 409A, we do not intend to grant unit options.

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

Phantom Units – Messrs. Mercer and Bobrowski were granted 102,843 and 51,316 phantom units, respectively, in December 2016. These phantom units vest as described above over a four year period. These awards were recommended to our compensation committee by our chief executive officer based on his subjective view as to appropriate compensation levels taking into consideration the performance objectives described above. Our compensation committee reviewed these recommendations with our chief executive officer. In addition, our compensation committee compared the recommended award amounts with similar awards to our peer group. In determining final grant amounts, the committee also took into account the leadership roles of Messrs. Mercer and Bobrowski in causing us to achieve the objectives described above. The phantom units granted to Messrs. Mercer and Bobrowski were below the 25th percentile of the peer group.

Mr. Walker made a recommendation to the compensation committee for the appropriate level of awards to be made to Mr. Walker based on his subjective view as to the appropriate compensation given the performance objectives achieved as discussed above. The compensation committee reviewed this recommendation and made a subjective determination as to the appropriate award level given the achievement of such objectives. The committee also compared this award determination to similar awards by our peer group. In determining the final grant amount, the committee took into account Mr. Walker’s leadership role in causing us to achieve the objectives described above and considered the peer group review. Accordingly, Mr. Walker was granted 115,461 phantom units in December 2016. The 2016 award puts Mr. Walker below the 25th percentile, after taking into account the percentage of his time devoted to our business. The value of the phantom units granted to Mr. Walker is deducted in calculating the omnibus fee we pay to EnerVest.

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

Employees who are eligible to participate in the Retirement Plan receive their cash compensation in two forms: (i) base salary and annual bonus, subject to applicable taxes and withholdings and (ii) a fully vested annual company contribution to the Retirement Plan. Therefore, the overall level of compensation is not enhanced for the Retirement Plan participants because a portion of compensation is contributed to the Retirement Plan by the company in lieu of current cash compensation. In 2016 and 2015, the total bonus paid to both Messrs. Mercer and Bobrowski were inclusive of the amount delivered in cash and in company contributions under the Retirement Plan. In 2014, the total base salary for Mr. Mercer was inclusive of the amount delivered in cash and in company contributions under the Retirement Plan.

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

Other Compensation Related Matters

Although we encourage our named executive officers to acquire and retain ownership in us, we do not have a policy requiring maintenance of a specified equity ownership level. As of February 15, 2017, our named executive officers beneficially owned in the aggregate approximately 6.2% of our common units (excluding any unvested equity awards). In addition, through their ownership of EnerVest and EV Investors, our executive officers also have a substantial indirect ownership interest in our general partner.

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

Compensation Committee:

George Lindahl III (Chairman)

Victor Burk

Gary R. Petersen

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our named executive officers. We reimburse EV Management for the costs of salaries and bonuses for Messrs. Mercer and Bobrowski. Our compensation committee approved, and we reimbursed EnerVest for, cash bonuses paid to Mr. Walker in 2016 and 2015 and Messrs. Walker and Mark A. Houser in 2014 as listed in the table below. Mr. Walker is, and Mr. Houser was, compensated by EnerVest. We pay EnerVest a fee under the omnibus agreement, but, other than the cash bonuses listed in the table below, we do not directly reimburse EnerVest for the costs of their salaries and bonuses. Compensation for Mr. Flory is not included in the table as it was less than $100,000.

There was no compensation awarded to, earned by or paid to any of the named executive officers related to option awards or non–equity incentive compensation plans.

					Change in
					Pension Value
					and Nonqualified
					Deferred
				Unit	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Earnings (3)	Compensation (4)	Total
John B. Walker	2016	$-	$75,000	$236,695	$-	$11,156	$322,851
Executive Chairman	2015	-	83,000	281,250	-	124,500	488,750
	2014	-	150,000	569,250	-	218,618	937,868
Mark A. Houser (5)	2016	-	-	-	-	-	-
President, Chief Executive Officer	2015	-	-	-	-	30,500	30,500
	2014	-	150,000	569,250	-	205,099	924,349
Michael E. Mercer	2016	320,833	36,124	210,828	104,224	44,206	716,215
President, Chief Executive Officer	2015	310,167	30,829	228,125	94,171	140,745	804,037
	2014	185,739	225,000	500,940	105,529	211,483	1,228,691
Nicholas P. Bobrowski	2016	210,833	72,463	105,198	7,537	38,613	434,644
Vice President, Chief Financial Officer	2015	225,000	94,041	241,850	5,959	56,532	623,382

(1)	Represents amounts paid in December 2016, 2015 and 2014 as bonuses for services in 2016, 2015 and 2014, respectively.

(2)	Reflects the aggregate grant date fair value of the phantom units granted computed in accordance with ASC Topic 718. See “Item 8. Financial Statements and Supplementary Data” for the assumptions used in estimating the grant date fair value of the phantom units granted in 2016, 2015 and 2014.

(3)	Amounts in this column reflect the aggregate change during 2016, 2015 and 2014 in the actuarial present value of the executive’s accumulated benefit under the Retirement Plan. We do not provide above market rates of return (defined by SEC rules as a rate that exceeds 120% of the federal long–term rate) under the Retirement Plan.

(4)	Represents cash distributions received on unvested phantom and performance units and, for Messrs. Mercer and Bobrowski, the amounts contributed by us to their 401(k) plans. In 2016, we contributed $35,000 and $35,000 to the 401(k) plans of Messrs. Mercer and Bobrowski, respectively. In 2015, we contributed $35,245 and $32,648 to the 401(k) plans of Messrs. Mercer and Bobrowski, respectively. Any perquisites or other personal benefits received were less than $10,000.

(5)	Mr. Houser’s employment with us terminated in February 2015 and so he did not receive a bonus or unit awards in 2015 or 2016. In addition, under the terms of the award agreements, all phantom unit awards granted to Mr. Houser prior to his separation automatically vested on March 2, 2015. The value realized on vesting, which is not included in the table above, was $924,760.

Grants of Plan–Based Awards

The following table sets forth certain information with respect to grants of phantom units to our named executive officers in 2016. There were no grants of non–equity incentives or option awards.

		All Other
		Awards:	Grant Date Fair
		Number of	Value of Unit
Name	Grant Date	Units (1)	Awards (2)
John B. Walker	December 2016	115,461	$236,695
Michael E. Mercer	December 2016	102,843	210,828
Nicholas P. Bobrowski	December 2016	51,316	105,198

(1)	These phantom units vest 25% each year beginning in January 2018.

(2)	Reflects the aggregate grant date fair value of the phantom units granted computed in accordance with ASC Topic 718. See “Item 8. Financial Statements and Supplementary Data” for the assumptions used in estimating the grant date fair value of the phantom units granted in 2016.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2016. There were no option awards outstanding.

	Number of Units		Market Value of
	That Have Not		Units That Have Not
Name	Yet Vested		Yet Vested (1)
John B. Walker	7,000	(2)	$552,201
	10,500	(3)
	18,750	(4)
	112,500	(5)
	115,461	(6)

Michael E. Mercer	5,000	(2)	471,489
	10,000	(3)
	16,500	(4)
	91,250	(5)
	102,843	(6)

Nicholas P. Bobrowski	1,250	(3)
	9,425	(4)
	37,500	(5)
	51,316	(6)	207,936

(1)	Based on the closing price of our common units on December 31, 2016 of $2.09.

(2)	These phantom units vested in January 2017.

(3)	One–half of these phantom units vested in January 2017, with the remaining one–half vesting in January 2018.

(4)	One–third of these phantom units vested in January 2017, with one–third each vesting in January 2018 and January 2019.

(5)	These phantom units vested 25% in January 2017, with 25% each vesting in January 2018, January 2019 and January 2020.

(6)	These phantom units vest 25% each year beginning in January 2018.

Option Exercises and Units Vested

The following table sets forth certain information with respect to phantom units and performance units vested during 2016. There were no option awards that vested.

	Number of	Value
	Units Acquired	Realized on
Name	on Vesting	Vesting (1)
John B. Walker	26,000	$54,860
Michael E. Mercer	21,250	44,838
Nicholas P. Bobrowski	3,767	7,948

(1)	Represents the aggregate dollar amount realized on the date of vesting based on the market price of our common units on the NASDAQ Global Market on January 15, 2016.

Pension Benefits

The following table sets forth certain information with respect to the Retirement Plan:

	Number of	Present Value of
	Years Credited	Accumulated	Contribution
Name	Service	Benefit (1)	During 2016
Michael E. Mercer	6	$610,643	$104,224
Nicholas P. Bobrowski	4	16,850	7,537

(1)	The present value of the accumulated benefit is based on the RP 2014 IRS Combined Static Mortality Table, the applicable interest rates under IRC Section 430(h)(2)(D) and age 62 normal retirement age. These assumptions are prescribed under ERISA and could be considered reasonable under accounting standards generally accepted in the United States.

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

The Retirement Plan is a tax–qualified plan subject to Internal Revenue Code provisions that, as of December 31, 2016, limit the benefits under a defined benefit plan to $210,000.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan.

Termination of Employment and Change–in–Control Provisions

Mr. Mercer is party to an employment agreement with EV Management which provides him with post–termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of retirement/voluntary termination, involuntary not–for–cause termination, termination following a change of control and in the event of disability or death of the executive. The discussion below describes the varying amounts payable in each of these situations. It assumes, in each case, that Mr. Mercer’s termination was effective as of December 31, 2016. In presenting this disclosure, we describe amounts earned through December 31, 2016 and, in those cases where the actual amounts to be paid out can only be determined at the time of Mr. Mercer’s separation from EV Management, our estimates of the amounts which would be paid out to him upon his termination.

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

If Mr. Mercer's employment is involuntarily terminated by EV Management (except for cause or due to the death of the executive) or if his employment is terminated due to disability or retirement, EV Management is obligated to pay as additional compensation an amount in cash equal to 104 weeks of his base salary in effect as of the termination date. Assuming he was terminated as of December 31, 2016, this amount would have been $630,000. In addition, he is entitled to continued group health plan coverage following the termination date for him and his eligible spouse and dependents for the maximum period for which such qualified beneficiaries are eligible to receive COBRA coverage. He shall not be required to pay more for COBRA coverage than officers who are then in active service for EV Management and receiving coverage under the plan. Assuming he was terminated as of December 31, 2016, this amount would have been $37,959.

In the event Mr. Mercer’s employment terminates within the 12–month period immediately following the effective date of a change in control other than by reason of death, disability or for cause, he will be entitled to receive payment of the compensation and benefits as set forth above and to become 100% fully vested in all unvested shares or units of equity compensation granted as of the effective date of the change in control. Assuming a change in control as of December 31, 2016, this amount would have been $630,000, representing 104 weeks of base salary, $471,489, representing vesting of unvested units, and $37,959 representing COBRA coverage.

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

Provisions Under Phantom Unit and Performance Unit Award Agreements

Both the phantom unit award agreements and performance unit award agreements provide that any unvested units will vest upon Mr. Mercer’s death, disability, termination of employment other than for cause and upon a change of control. Assuming termination of employment or change of control as of December 31, 2016, the value of the awards would have been $471,489. If he resigns or his employment or is terminated for cause, all unvested units are forfeited. Upon vesting, the units may be paid in cash equal to the fair market value of the units on the date immediately preceding the vesting date, at the option of our general partner. The definitions of the terms such as “cause” and “change in control” in the award agreements are substantially similar to the definitions in the employment agreements.

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

In an effort to further reduce costs, our chief executive officer recommended, and the committee approved, reducing the annual retainers and fees for 2016 for directors by 10%. Thus, in 2016, directors who were not officers or employees of EV Management, EnCap or their respective affiliates received an annual retainer of $36,000, with the chairmen of the audit committee and conflicts committee receiving an additional annual fee of $9,000 and the chairman of the compensation committee receiving an additional annual fee of $4,500. In addition, each non–employee director receives $900 per committee meeting attended ($450 if by phone) and is reimbursed for his out of pocket expenses in connection with attending meetings. We indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.

In December 2016, our chief executive officer recommended, and the committee approved, reinstating 50% of the 10% reduction taken in March 2016. Thus, in 2017, directors who are not officers or employees of EV Management, EnCap or their respective affiliates will receive an annual retainer of $38,000 with the chairmen of the audit committee and conflicts committee receiving an additional annual fee of $9,500 and the chairman of the compensation committee receiving an additional annual fee of $4,750. In addition, each non-employee director will receive $950 per committee meeting attended ($475 if by phone) and will be reimbursed for his out of pocket expenses in connection with attending meetings.

Each of the independent directors and Mr. Petersen were awarded 13,250 phantom units in December 2016. These phantom units vest 25% each year beginning in January 2018.

The following table discloses the cash unit awards and other compensation earned, paid or awarded to each of EV Management’s directors during year ended December 31, 2016:

	Fees Earned or	Unit	All Other
Name (1)	Paid in Cash	Awards (2)	Compensation (3)	Total
Victor Burk (4)	$51,300	$27,163	$1,230	$79,693
James R. Larson (4)	49,950	27,163	1,230	78,343
George Lindahl III (4)	46,800	27,163	1,230	75,193
Mark A. Houser (4)	36,000	27,163	938	64,101
Gary R. Petersen (4)	-	27,163	1,212	28,375

(1)	Messrs. Walker and Mariani are not included in this table as they are employees of EnerVest and receive no compensation for their services as directors. Mr. Petersen is not an independent director because of his affiliations with EnCap and does not receive a cash director’s fee.

(2)	Reflects the aggregate grant date fair value of the phantom units granted in December 2016 computed in accordance with ASC Topic 718.

(3)	Reflects the dollar amount of compensation recognized for financial statement reporting purposes for 2016 for distributions paid on the unvested phantom units.

(4)	As of December 31, 2016, Messrs. Burk, Larson and Lindahl each have 29,656 equity awards outstanding, Mr. Houser has 25,750 equity awards outstanding and Mr. Petersen has 29,140 equity awards outstanding.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Based solely on a review of the copies of reports on Schedules 13D and 13G and amendments thereto furnished to us, we believe that there were no beneficial owners of more than 5% of our common units as of February 15, 2017 other than as set forth below.

The following table sets forth the beneficial ownership of our units as of February 15, 2017 held by:

•	each person who is known to us to beneficially own 5% or more of our outstanding common units;

•	each member of the Board of Directors of EV Management;

•	each named executive officer of EV Management; and

•	all directors and executive officers of EV Management as a group.

		Percentage of
	Common Units	Common Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
Officers and Directors:
John B. Walker (2)	2,798,765	5.7%
Michael E. Mercer	187,977	*
Nicholas P. Bobrowski	28,341	*
Ryan J. Flory	6,808	*
Victor Burk	25,625	*
James R. Larson	23,791	*
George Lindahl III (3)	79,325	*
Gary R. Petersen (4)	937,946	1.9%
Mark A. Houser (5)	891,106	1.8%
Kenneth Mariani (6)	190,803	*
All directors and executive officers as a group (10 persons)	5,170,487	10.5%

*	Less than 1%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 1001 Fannin Street, Suite 800, Houston, TX 77002.

(2)	Includes 2,008,098 common units owned by John B. and Lisa A. Walker, L.P. and 13,400 common units owned by Mr. Walker’s spouse. Mr. Walker disclaims beneficial ownership of these common units. Also includes 155,600 common units owned by EnerVest. Mr. Walker, by virtue of his direct and indirect ownership of the limited liability company that acts as EnerVest’s general partner, may be deemed to beneficially own the common units owned by EnerVest.

(3)	Includes 20,000 common units owned by a trust for Mr. Lindahl’s daughters. Mr. Lindahl disclaims beneficial ownership of these common units.

(4)	Includes 523,666 common units owned by EnCap Energy Capital Fund V, L.P. and 414,280 common units owned by EnCap V–B Acquisitions, L.P. EnCap V–B Acquisitions GP, LLC, as the general partner of EnCap V–B Acquisitions, L.P., EnCap Energy Capital Fund V–B, L.P., as the general partner of EnCap V–B Acquisitions GP, LLC, EnCap Equity Fund V GP, L.P., as the general partner of each of EnCap Energy Capital Fund V, L.P. and EnCap Energy Capital Fund V–B, L.P., EnCap Investments L.P., as the general partner of EnCap Equity Fund V GP, L.P., EnCap Investments GP, L.L.C., as the general partner of EnCap Investments L.P., RNBD GP LLC, as the sole member of EnCap Investments GP, L.L.C., may be deemed to share voting and dispositive control over the common units owned by EnCap Energy Capital Fund V, L.P. and EnCap V–B Acquisitions, L.P. Each of EnCap V–B Acquisitions GP, LLC, EnCap Energy Capital Fund V-B, L.P., EnCap Equity Fund V GP, L.P., EnCap Investments L.P., EnCap Investments GP, L.L.C., RNBD GP LLC, disclaim beneficial ownership of the securities in excess of such entity’s respective pecuniary interest in the securities. Gary R. Petersen is a member of RNBD GP LLC, and disclaims beneficial ownership of the securities owned by EnCap Energy Capital Fund V, L.P. and EnCap V-B Acquisitions, L.P.

(5)	Includes 320,488 common units owned by DSEA II, LP, a limited partnership of which Mr. Houser and his spouse manage the general partner and 190,800 common units owned by trusts for Mr. Houser’s children. Mr. Houser disclaims beneficial ownership of these common units.

(6)	Includes 160,803 common units owned by KS Mariani, LP, a limited partnership of which Mr. Mariani and his spouse are the general partner and 30,000 common units owned equally by trusts for Mr. Mariani’s children. Mr. Mariani disclaims beneficial ownership of these common units.

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

Securities Authorized for Issuance under Equity Compensation Plans

The number of common units which we could have issued under the 2006 Plan prior to its expiration in September 2016 was 4.5 million. The number of common units we may issue under the 2016 Plan is 5.0 million. The following table summarizes information about our equity compensation plans as of December 31, 2016:

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted	under equity
	issues upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,225,877	-	4,048,506
Equity compensation plans not approved by security holders	-	-	-
Total	2,225,877	-	4,048,506

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

Contracts with EnerVest and Its Affiliates

EnerVest owns all of the membership interests in EV Management, the general partner of our general partner. Messrs. John B. Walker and Kenneth Mariani own partnership interests in EnerVest. In addition, some of the employees of EnerVest who perform services for us under the administrative services agreement and operating agreement described below are owners of EnerVest.

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

During 2016, we paid EnerVest $15.9 million in administrative fees under the omnibus agreement. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and include a deduction for the value of the awards we issue to EnerVest employees (including Messrs. Walker and Mariani) who perform services for us. We believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. In February 2017, EV Management and EnerVest extended the term of the omnibus agreement through December 2017.

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

During 2016, we reimbursed EnerVest approximately $21.2 million for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of what the amounts would have been on a standalone basis.

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

Overriding Royalty Interest Partnership

In 2011, we and certain institutional partnerships managed by EnerVest carved out a 7.5% ORRI from certain acres in Ohio (the "Underlying Properties"), which we believe may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership. EnerVest is the general partner of this partnership. The ORRI entitles the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties. We own a 48% limited partner interest in the partnership. In 2016, we recognized $0.1 million of income from unconsolidated affiliates, and we received $0.1 million of distributions.

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

Long–Term Incentive Awards

We award phantom units under our long-term incentive plans to employees of EverVest who provide services to us. These units are awarded to particular employees based on the recommendation of EnerVest’s senior management. During 2016, we awarded an aggregate of 1.0 million phantom units to such employees under the 2016 Plan. The market value of these units on the date of grant was approximately $1.8 million.

Director Independence

During 2016, all members of the board of directors of EV Management, other than Messrs. Walker, Mariani, Michael E. Mercer, Mark A. Houser, and Gary R. Petersen, are independent as defined under the independence standards established by the NASDAQ. The NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of EV Management selected Deloitte & Touche LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2016. The audit committee’s charter requires the audit committee to approve in advance all audit and non–audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit–related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2016 were approved by the audit committee.

Fees approved to be paid to Deloitte & Touche LLP are as follows:

	2016	2015
Audit fees (1)	$1,537,000	$1,572,000
Audit–related fees (2)	15,000	134,000
Tax fees	-	50,000
All other fees	27,414	-
Total	$1,579,414	$1,756,000

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)	For 2015, represents fees for potential transactions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10–K.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our consolidated financial statements and related notes.

(3)	Exhibits

The exhibits listed below are filed or furnished as part of this report:

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Omnibus Agreement, dated September 29, 2006, by and among EnerVest Management Partners, Ltd., EV Management, LLC, EV Energy GP, L.P., EV Energy Partners, L.P., and EV Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.2	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and EnerVest Production Partners, L.P. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.3	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.4	EV Energy Partners, L.P. Long–Term Incentive Plan (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.5	Employment Agreement, dated October 1, 2006, by and between EV Management, LLC and Michael E. Mercer (incorporated by reference from Exhibit 10.7 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

+10.6	Omnibus Agreement Extension, dated February 23, 2017, by and between EnerVest, Ltd. and EV Energy GP, L.P.

*10.7	Form of EV Energy Partners, L.P. Incentive Unit Agreements (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.8	Second Amended and Restated Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

10.9	First Amendment dated December 21, 2011 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 27, 2011).

10.10	Second Amendment dated March 29, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 4, 2012).

10.11	Third Amendment dated September 27, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 3, 2012).

10.12	Amended and Restated Assignment Agreement dated October 1, 2012 between M3 Ohio Gathering LLC, Utica Gas Services, L.L.C., CGAS Properties, L.P. and Utica East Ohio Midstream L.L.C. (incorporated by reference from Exhibit 10.17 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.13	Fourth Agreement dated as of February 26, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.18 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.14	Fifth Agreement dated as of August 7, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 9, 2013).

10.16	Sixth Agreement dated as of September 19, 2014 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on September 25, 2014).

10.17	Seventh Amendment dated as of February 26, 2015 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.17 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 2, 2015).

10.18	Guarantee, dated as of April 2, 2015, by and among Williams Partners L.P. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.19	Guarantee, dated as of April 2, 2015, by and among CGAS Properties, L.P. and Utica Gas Services, L.L.C. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.20	Membership Interest Purchase Agreement, dated as of April 2, 2015, by and among CGAS Properties, L.P. and Utica Gas Services, L.L.C. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.21	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of May 26, 2015, by and among CGAS Properties, L.P. and Utica Gas Services, L.L.C. (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.22	Membership Interest Purchase Agreement, dated as of May 26, 2015, by and among CGAS Properties, L.P. and M3 Ohio Gathering L.L.C. (incorporated by reference from Exhibit 10.5 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.23	Eighth Amendment dated October 8, 2015 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 15, 2015).

10.24	Stock Purchase Agreement, dated as of September 2, 2015, among Capital C Energy Operations, LP, CGAS Properties, L.P. and Belden & Blake Corporation (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.25	Membership Interest Purchase Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund XI–A, L.P., Enervest Energy Institutional Fund XI–WI, L.P., EV Properties, L.P. and EnerVest Mesa, LLC (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.26	Purchase and Sale Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund X–A, L.P., EnerVest Energy Institutional Fund X–WI, L.P. and EV Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.27	Purchase and Sale Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund XI–A, L.P., EnerVest Energy Institutional Fund XI–WI, L.P. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.28	Ninth Amendment dated April 1, 2016 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on April 4, 2016).

*10.29	2016 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Partnership’s Definitive Proxy Statement on Form DEF 14A filed with SEC on July 20, 2016).

*10.30	Form of Phantom Units Award Agreement (incorporated by reference to Exhibit 10.1 of the Partnership’s Registration Statement on Form S-8 filed with SEC on October 31, 2016).

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Wright & Company, Inc.

+23.3	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report.

+ 99.2	Wright & Company, Inc. Reserve Report.

+101	Interactive Data Files.

*	Management contract or compensatory plan or arrangement

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: February 28, 2017	By:	/s/ NICHOLAS BOBROWSKI
Nicholas Bobrowski
Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/JOHN B. WALKER	Executive Chairman and Director	February 28, 2017
John B. Walker	(principal executive officer)

/s/MICHAEL E. MERCER	President, Chief Executive Officer and Director	February 28, 2017
Michael E. Mercer

/s/NICHOLAS BOBROWSKI	Vice President and Chief Financial Officer	February 28, 2017
Nicholas Bobrowski	(principal financial officer)

/s/RYAN J. FLORY	Controller	February 28, 2017
Ryan J. Flory	(principal accounting officer)

/s/VICTOR BURK	Director	February 28, 2017
Victor Burk

/s/JAMES R. LARSON	Director	February 28, 2017
James R. Larson

/s/GEORGE LINDAHL III	Director	February 28, 2017
George Lindahl, III

/s/GARY R. PETERSEN	Director	February 28, 2017
Gary R. Petersen

/s/MARK A. HOUSER	Director	February 28, 2017
Mark A. Houser

/s/KENNETH MARIANI	Director	February 28, 2017
Kenneth Mariani

EXHIBIT INDEX

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Omnibus Agreement, dated September 29, 2006, by and among EnerVest Management Partners, Ltd., EV Management, LLC, EV Energy GP, L.P., EV Energy Partners, L.P., and EV Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.2	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and EnerVest Production Partners, L.P. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

10.3	Contract Operating Agreement, dated September 29, 2006, by and among EnerVest Operating, L.L.C. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.4	EV Energy Partners, L.P. Long–Term Incentive Plan (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

*10.5	Employment Agreement, dated October 1, 2006, by and between EV Management, LLC and Michael E. Mercer (incorporated by reference from Exhibit 10.7 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

+10.6	Omnibus Agreement Extension, dated February 23, 2017, by and between EnerVest, Ltd. and EV Energy GP, L.P.

*10.7	Form of EV Energy Partners, L.P. Incentive Unit Agreements (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on March 18, 2009).

10.8	Second Amended and Restated Credit Agreement, dated as of April 26, 2011 by and among EV Energy Partners, L.P., EV Properties, L.P., and JPMorgan Chase Bank, N.A. as Administrative Agent for the lenders named therein (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 29, 2011).

10.9	First Amendment dated December 21, 2011 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on December 27, 2011).

10.10	Second Amendment dated March 29, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on April 4, 2012).

10.11	Third Amendment dated September 27, 2012 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on October 3, 2012).

10.12	Amended and Restated Assignment Agreement dated October 1, 2012 between M3 Ohio Gathering LLC, Utica Gas Services, L.L.C., CGAS Properties, L.P. and Utica East Ohio Midstream L.L.C. (incorporated by reference from Exhibit 10.17 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.13	Fourth Agreement dated as of February 26, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.18 to EV Energy Partners L.P.’s annual report on Form 10–K filed with the SEC on March 1, 2013).

10.14	Fifth Agreement dated as of August 7, 2013 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 9, 2013).

10.16	Sixth Agreement dated as of September 19, 2014 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on September 25, 2014).

10.17	Seventh Amendment dated as of February 26, 2015 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.17 to EV Energy Partners, L.P.’s annual report on Form 10–K filed with the SEC on March 2, 2015).

10.18	Guarantee, dated as of April 2, 2015, by and among Williams Partners L.P. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.19	Guarantee, dated as of April 2, 2015, by and among CGAS Properties, L.P. and Utica Gas Services, L.L.C. (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.20	Membership Interest Purchase Agreement, dated as of April 2, 2015, by and among CGAS Properties, L.P. and Utica Gas Services, L.L.C. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.21	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of May 26, 2015, by and among CGAS Properties, L.P. and Utica Gas Services, L.L.C. (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.22	Membership Interest Purchase Agreement, dated as of May 26, 2015, by and among CGAS Properties, L.P. and M3 Ohio Gathering L.L.C. (incorporated by reference from Exhibit 10.5 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on August 10, 2015).

10.23	Eighth Amendment dated October 8, 2015 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 15, 2015).

10.24	Stock Purchase Agreement, dated as of September 2, 2015, among Capital C Energy Operations, LP, CGAS Properties, L.P. and Belden & Blake Corporation (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.25	Membership Interest Purchase Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund XI–A, L.P., Enervest Energy Institutional Fund XI–WI, L.P., EV Properties, L.P. and EnerVest Mesa, LLC (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.26	Purchase and Sale Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund X–A, L.P., EnerVest Energy Institutional Fund X–WI, L.P. and EV Properties, L.P. (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.27	Purchase and Sale Agreement, dated as of September 2, 2015, among EnerVest Energy Institutional Fund XI–A, L.P., EnerVest Energy Institutional Fund XI–WI, L.P. and CGAS Properties, L.P. (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s quarterly report on Form 10–Q filed with the SEC on November 9, 2015).

10.28	Ninth Amendment dated April 1, 2016 to Second Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on April 4, 2016).

*10.29	2016 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Partnership’s Definitive Proxy Statement on Form DEF 14A filed with SEC on July 20, 2016).

*10.30	Form of Phantom Units Award Agreement (incorporated by reference to Exhibit 10.1 of the Partnership’s Registration Statement on Form S-8 filed with SEC on October 31, 2016).

+21.1	Subsidiaries of EV Energy Partners, L.P.

+23.1	Consent of Cawley, Gillespie & Associates, Inc.

+23.2	Consent of Wright & Company, Inc.

+23.3	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32 .1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+99.1	Cawley, Gillespie and Associates, Inc. Reserve Report.

+99.2	Wright & Company, Inc. Reserve Report.

+101	Interactive Data Files

*	Management contract or compensatory plan or arrangement

+	Filed herewith

