Form 10-Q
period 2017-09-30
EV Energy Partners, LP
filed 2017-11-09
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b–2 of the Exchange Act. Check one:

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

YES ☐ NO ☑

As of November 7, 2017, the registrant had 49,368,869 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$13,910	$5,557
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	42,350	39,629
Related party	-	745
Other	1,071	2,451
Derivative asset	743	201
Other current assets	4,791	3,718
Total current assets	62,865	52,301

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; September 30, 2017, $1,162,695; December 31, 2016, $1,051,600	1,411,739	1,497,211
Other property, net of accumulated depreciation and amortization; September 30, 2017, $1,037; December 31, 2016, $1,002	971	996
Restricted cash	-	52,076
Long–term derivative asset	193	-
Other assets	3,577	4,186
Total assets	$1,479,345	$1,606,770

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Third party	$47,653	$31,700
Related party	4,481	5,797
Derivative liability	586	21,679
Total current liabilities	52,720	59,176

Asset retirement obligations	161,371	180,241
Long–term debt, net	596,397	606,948
Long–term derivative liability	-	955
Other long–term liabilities	1,040	1,043

Commitments and contingencies (Note 8)

Owners’ equity:
Common unitholders – 49,368,869 units and 49,055,214 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	687,380	776,158
General partner interest	(19,563)	(17,751)
Total owners’ equity	667,817	758,407
Total liabilities and owners’ equity	$1,479,345	$1,606,770

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Oil, natural gas and natural gas liquids revenues	$52,022	$50,750	$163,745	$130,854
Transportation and marketing–related revenues	629	622	1,945	1,599
Total revenues	52,651	51,372	165,690	132,453

Operating costs and expenses:
Lease operating expenses	26,608	25,571	76,782	80,532
Cost of purchased natural gas	444	435	1,384	1,076
Dry hole and exploration costs	135	294	190	1,195
Production taxes	2,573	2,126	7,828	5,501
Accretion expense on obligations	1,905	2,057	5,774	6,146
Depreciation, depletion and amortization	21,710	31,639	70,221	91,492
General and administrative expenses	7,912	8,514	21,631	24,862
Impairment of oil and natural gas properties	32	687	68,016	3,371
Gain on settlement of contract	-	-	-	(3,185)
Gain on sales of oil and natural gas properties	(876)	-	(911)	-
Total operating costs and expenses	60,443	71,323	250,915	210,990

Operating loss	(7,792)	(19,951)	(85,225)	(78,537)

Other income (expense), net:
Gain (loss) on derivatives, net	(152)	8,559	20,588	(17,192)
Interest expense	(10,092)	(9,889)	(30,501)	(32,554)
Gain on early extinguishment of debt	-	-	-	47,695
Other income, net	68	622	1,149	1,586
Total other income (expense), net	(10,176)	(708)	(8,764)	(465)

Loss before income taxes	(17,968)	(20,659)	(93,989)	(79,002)

Income taxes	80	1,429	109	1,779

Net loss	$(17,888)	$(19,230)	$(93,880)	$(77,223)

Basic and diluted earnings per limited partner unit:
Net loss	$(0.36)	$(0.38)	$(1.86)	$(1.54)

Weighted average limited partner units outstanding (basic and diluted)	49,369	49,055	49,353	49,046

See accompanying notes to unaudited condensed consolidated financial statements.

3

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands)

(Unaudited)

	Common Unitholders	General Partner Interest	Total Owners' Equity

Balance, December 31, 2016	$776,158	$(17,751)	$758,407
Equity–based compensation	3,224	66	3,290
Net loss	(92,002)	(1,878)	(93,880)
Balance, September 30, 2017	$687,380	$(19,563)	$667,817

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(93,880)	$(77,223)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Amortization of volumetric production payment liability	-	(3,070)
Accretion expense on obligations	5,774	6,146
Depreciation, depletion and amortization	70,221	91,492
Equity–based compensation cost	3,290	4,853
Impairment of oil and natural gas properties	68,016	3,371
Gain on sales of oil and natural gas properties	(911)	-
(Gain) loss on derivatives, net	(20,588)	17,192
Cash settlements of matured derivative contracts	(2,196)	46,299
Gain on early extinguishment of debt	-	(47,695)
Other	820	1,822
Changes in operating assets and liabilities:
Accounts receivable	1,681	(8,597)
Other current assets	(649)	(291)
Accounts payable and accrued liabilities	2,993	4,158
Income taxes	-	(11,657)
Other, net	(235)	(277)
Net cash flows provided by operating activities	34,336	26,523

Cash flows from investing activities:
Acquisition of oil and natural gas properties	(61,400)	-
Additions to oil and natural gas properties	(9,344)	(14,266)
Proceeds from sale of oil and natural gas properties	3,639	2,420
Cash settlements from acquired derivative contracts	-	2,823
Restricted cash	52,076	-
Other	46	33
Net cash flows used in investing activities	(14,983)	(8,990)

Cash flows from financing activities:
Repayment of long-term debt borrowings	(28,000)	(41,000)
Long–term debt borrowings	17,000	48,000
Redemption of Senior Notes due 2019	-	(34,978)
Loan costs incurred	-	(121)
Distributions paid	-	(3,868)
Net cash flows used in financing activities	(11,000)	(31,967)

Increase (decrease) in cash and cash equivalents	8,353	(14,434)
Cash and cash equivalents – beginning of year	5,557	20,415
Cash and cash equivalents – end of period	$13,910	$5,981

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

Liquidity

Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 have been prepared assuming that we will continue as a going concern. As discussed in Note 7, at the end of first quarter of 2018, the leverage covenant in our credit agreement changes from a senior secured debt to EBITDAX ratio to a total debt to EBITDAX ratio. Based on current forward commodity prices, at the end of first quarter of 2018, we project that we would likely have a total debt to EBITDAX ratio in excess of the level prescribed in our credit agreement, and therefore we would not be in compliance with our leverage covenant at the end of the first quarter of 2018. Noncompliance with this covenant would be an event of default and could result in the acceleration of all our indebtedness under the credit agreement. If the lenders under the credit agreement were to accelerate the loans outstanding thereunder, we would also be in default under the indenture governing the Senior Notes (as defined below), in which case the lenders under the indenture could accelerate repayment of the Senior Notes, and we would not have sufficient liquidity to repay amounts due under the credit agreement and Senior Notes.

Management is pursuing options to maintain sufficient liquidity and to address the credit agreement covenant compliance issue. Among the options are (i) working with our bank syndicate to amend our credit agreement, (ii) seeking additional sources of capital, (iii) divesting or acquiring assets (see Note 3), (iv) restructuring, redeeming or retiring Senior Notes, and (v) reducing operating costs. However, there can be no assurance that these options can be implemented and, if implemented, will be successful. Absent the implementation of actions that bring us into compliance with the covenants of our credit agreement or a meaningful increase in commodity prices, this raises substantial doubt about our ability to continue as a going concern within one year from the date these unaudited condensed consolidated financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09, Revenue from Contracts with Customers (“ASU 2014-09”). This ASU, as amended, superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. The provisions of ASU 2014–09 are applicable to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We plan to implement ASU 2014-09 as of January 1, 2018 using the modified retrospective method with the cumulative effect, if any, of initial adoption to be recognized at the date of initial application. We are currently in the process of evaluating the impact of the new standard on our accounting policies, processes, system requirements and financial reporting. Based on the evaluation performed to date, we expect to identify similar performance obligations as compared with deliverables and separate units of account previously identified, and we do not expect any change related to the allocation of the transaction price and the timing of our revenue to have a material impact on our unaudited consolidated financial statements. We will continue to assess the impact of adopting this ASU.

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

No other new accounting pronouncements issued or effective during the nine months ended September 30, 2017 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements other than those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We estimated the fair value of the phantom units using the Black–Scholes option pricing model. These phantom units are subject to graded vesting over a four year period. Historically, compensation cost has been recognized for these phantom units on a straight–line basis over the service period, net of estimated forfeitures. As of January 1, 2017, we made an accounting policy election to account for forfeitures as they occur, and compensation cost is now recognized for these phantom units on a straight-line basis over the service period with no adjustment for estimated forfeitures. As a result of this election, we recognized a cumulative adjustment to beginning retained earnings of $1.0 million during the nine months ended September 30, 2017. Because the phantom units are equity awards, this cumulative adjustment was fully offset within owners’ equity.

We recognized compensation cost related to these phantom units of $1.1 million and $1.9 million in the three months ended September 30, 2017 and 2016, respectively, and $3.3 million and $4.9 million in the nine months ended September 30, 2017 and 2016, respectively. These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of September 30, 2017, there was $5.4 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 2.0 years.

NOTE 3. ACQUISITIONS AND DIVESTITURES

On January 31, 2017, we acquired a 5.8% working interest in oil and gas properties in Karnes County, Texas for $58.7 million (net of post-closing purchase price adjustments) with $52.1 million of proceeds from the divestiture of our Barnett Shale natural gas properties in December 2016 and $6.6 million of borrowings under our credit facility (the “Eagle Ford Acquisition”). Certain EnerVest institutional partnerships own an 87% working interest in, and EnerVest Operating, L.L.C. (“EnerVest Operating”), a wholly owned subsidiary of EnerVest and its affiliates, acts as operator of, the properties. The purchase price of $58.7 million was primarily allocated to proved oil and natural gas properties, and this acquisition has an immaterial impact on our financial statements. The purchase price allocations for this acquisition are preliminary.

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

In August 2017, we acquired a 40% working interest in oil and gas properties in central Texas near our Austin Chalk position for $2.7 million (net of post-closing purchase price adjustments) from a third party.

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

As of September 30, 2017, we had entered into commodity contracts with the following terms:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Hedged	Fixed	Floor	Ceiling
Period Covered	Volume	Price	Price	Price
Oil (MBbls):
Swaps – October 2017 to December 2017	92.0	$52.85	$-	$-

Natural Gas (MmmBtus):
Swaps – October 2017 to December 2017	8,280.0	3.07	-	-
Swaps – January 2018 to March 2018	4,500.0	3.46	-	-
Collars – October 2017 to December 2017	2,760.0	-	2.75	3.27

Natural Gas Liquids (MBbls):
Swaps – October 2017 to December 2017	248.4	20.75	-	-
Swaps – January 2018 to March 2018	117.0	36.12	-	-

As of September 30, 2017, we had entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
October 2017 – December 2017	$100,000	1 Month LIBOR	1.039%
January 2018 – September 2020	100,000	1 Month LIBOR	1.795%

The following table sets forth the fair values and classification of our outstanding derivatives:

			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
Derivatives:
As of September 30, 2017:
Derivative asset	$1,935	$(1,192)	$743
Long–term derivative asset	193	-	193
Total	$2,128	$(1,192)	$936

As of December 31, 2016:
Derivative asset	$201	$-	$201
Long–term derivative asset	-	-	-
Total	$201	$-	$201

			Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheet	Balance Sheet
Derivatives:
As of September 30, 2017:
Derivative liability	$1,778	$(1,192)	$586
Long–term derivative liability	-	-	-
Total	$1,778	$(1,192)	$586

As of December 31, 2016:
Derivative liability	$21,679	$-	$21,679
Long–term derivative liability	955	-	955
Total	$22,634	$-	$22,634

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

Should our credit facility become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable. We could also be required to post cash collateral related to these derivatives under certain circumstances. As of September 30, 2017 and December 31, 2016, we were not required to post any collateral nor did we hold any collateral associated with our derivatives.

In November 2017, we entered into a commodity contract resulting in 157.3 MBbls of crude oil being hedged from December 2017 to March 2018 through swaps at a fixed price of $57.40 per barrel.

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

Recurring Basis

The following table presents the fair value hierarchy for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2017:
Assets:
Oil, natural gas and natural gas liquids derivatives	$684	$-	$684	$-
Interest rate swaps	252	-	252	-
	$936	$-	$936	$-

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$412	$-	$412	$-
Interest rate swaps	174	-	174	-
	$586	$-	$586	$-

As of December 31, 2016:
Assets:
Oil, natural gas and natural gas liquids derivatives	$-	$-	$-	$-
Interest rate swaps	201	-	201	-
	$201	$-	$201	$-

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$22,588	$-	$22,588	$-
Interest rate swaps	46	-	46	-
	$22,634	$-	$22,634	$-

Our derivatives consist of over–the–counter contracts which are not traded on a public exchange. As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. Furthermore, fair values are adjusted to reflect the credit risk inherent in the transaction, which may include amounts to reflect counterparty credit quality and/or the effect of our own creditworthiness. These assumed credit risk adjustments are based on published credit ratings, public bond yield spreads and credit default swap spreads. There were no changes in valuation techniques or related inputs in the nine months ended September 30, 2017.

Nonrecurring Basis

During the three months ended September 30, 2017, we did not recognize any impairment expense related to proved oil and natural gas properties. During the nine months ended September 30, 2017, we recognized $67.7 million of impairment expense related to proved oil and natural gas properties; $49.5 million of this impairment related to properties located in the Mid-Continent area and the Permian Basin, $15.3 million related to properties located in the Monroe Field, and $2.9 million related to properties in East Texas which were sold during April 2017. During the three and nine months ended September 30, 2016, we did not incur any impairment charges for any of our proved oil and natural gas properties.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. The estimated fair value of our Senior Notes was $123.6 million and $242.6 million at September 30, 2017 and December 31, 2016, respectively, which differs from the carrying value of $342.4 million and $341.9 million at September 30, 2017 and December 31, 2016, respectively. The fair value of the Senior Notes was determined using Level 2 inputs.

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

	2017	2016
Balance as of January 1	$183,476	$176,933
Liabilities incurred	607	420
Revisions	1,521	227
Accretion expense	5,774	6,032
Settlements and divestitures	(27,657)	(2,624)
Balance as of September 30	$163,721	$180,988

As of September 30, 2017 and December 31, 2016, $2.3 million and $3.2 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets.

NOTE 7. LONG–TERM DEBT

Long–term debt, net consisted of the following:

	September 30,	December 31,
	2017	2016

Credit facility	$254,000	$265,000
8.0% senior notes due April 2019:
Principal outstanding	343,348	343,348
Unamortized discount and debt issuance costs (1)	(2,019)	(2,946)
Unaccreted premium (2)	1,068	1,546
	342,397	341,948
Total	$596,397	$606,948

(1)	Imputed interest rate of 8.50% and 8.99% for September 30, 2017 and December 31, 2016, respectively.

(2)	Imputed interest rate of 7.45% and 7.22% for September 30, 2017 and December 31, 2016, respectively.

Credit Facility

As of September 30, 2017, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. As of September 30, 2017, we have a $0.2 million letter of credit outstanding.

The facility does not require any repayments of amounts outstanding until it expires in February 2020. Borrowings under the facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 4.24% and 3.75% at September 30, 2017 and December 31, 2016, respectively).

Borrowings under the facility may not exceed a “borrowing base” determined by the lenders under the facility based on our oil and natural gas reserves. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties. In April 2017, the borrowing base under the facility was decreased $75.0 million to $375.0 million, and as of September 30, 2017, the borrowing base under the facility was $375.0 million. In October 2017, we entered into the Tenth Amendment to our credit facility. Specifically, the Tenth Amendment:

•	decreases the borrowing base from $375.0 million to $325.0 million;

•	increases the required percentage of mortgaged properties from 85% to 95%;

•	amends and restates the guaranty and collateral agreement to substantially increase the collateral securing the credit facility to cover all personal property;

•	allows for the maintenance of deposit and securities accounts at Lender financial institutions subject to a deposit account control agreement on such accounts; and

•	within 15 days of the closing of the Tenth Amendment, requires mortgaged properties to represent at least 98% of the total value of the oil and gas properties evaluated in the most recently completed reserve report.

The facility requires the maintenance of the following (as defined in the facility):

•	the senior secured funded debt to earnings plus interest expense, taxes, depreciation, depletion and amortization expense and exploration expense (“EBITDAX”) ratio covenant to be no greater than (a) for the fiscal quarters ending March 31, 2017 and June 30, 2017, 3.5 to 1.0 and (b) for the fiscal quarter ending September 30, 2017 and December 31, 2017, 4.0 to 1.0;

•	the total funded debt to EBITDAX ratio covenant to be no greater than (a) for the fiscal quarter ending March 31, 2018, 5.50 to 1.0, (b) for the fiscal quarters ending June 30, 2018 and September 30, 2018, 5.25 to 1.0 and (c) for the fiscal quarter ending December 31, 2018 and thereafter, 4.25 to 1.0;

•	the EBITDAX to cash interest expense ratio covenant to be no less than (a) for the fiscal quarters ending March 31, 2017 and June 30, 2017, 2.0 to 1.0 and (b) for the fiscal quarters ending September 30, 2017 and thereafter, 1.5 to 1.0; and

•	limits cash held by us to the greater of 5% of the current borrowing base or $30.0 million.

As of September 30, 2017, we were in compliance with these financial covenants. Should prices decline significantly from current levels, the borrowing base could be reduced again in future redeterminations, which would impact our short–term liquidity. At the end of first quarter of 2018, the leverage covenant in our credit agreement changes from a senior secured debt to EBITDAX ratio to a total debt to EBITDAX ratio. Based on current forward commodity prices, at the end of first quarter of 2018, we project that we would likely have a total debt to EBITDAX ratio in excess of the level prescribed in our credit agreement, and therefore we would not be in compliance with our leverage covenant at the end of the first quarter of 2018. Noncompliance with this covenant would be an event of default and could result in the acceleration of all our indebtedness under the credit agreement. If the lenders under the credit agreement were to accelerate the loans outstanding thereunder, we would also be in default under the indenture governing the Senior Notes, in which case the lenders under the indenture could accelerate repayment of the Senior Notes.

8.0% Senior Notes due April 2019

Our senior notes due April 2019 (the “Senior Notes”) are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing wholly owned subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither EV Energy Partners, L.P. nor Finance have independent assets or operations apart from the assets and operations of our subsidiaries.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements and no amounts have been accrued at September 30, 2017 or December 31, 2016.

NOTE 9. OWNERS’ EQUITY

Units Outstanding

At September 30, 2017, owners’ equity consists of 49,368,869 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Issuance of Units

In the nine months ended September 30, 2017, we issued 0.3 million common units related to the vesting of equity–based awards.

Cash Distributions

During 2016, the board of directors of EV Management announced that it had elected to suspend distributions to unitholders for all four quarters of 2016. The board of directors also elected to suspend distributions for the first three quarters of 2017.

NOTE 10. EARNINGS PER LIMITED PARTNER UNIT

The following sets forth the calculation of earnings per limited partner unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(17,888)	$(19,230)	$(93,880)	$(77,223)
General partner’s 2% interest in net loss	358	385	1,878	1,544
Earnings attributable to unvested phantom units	-	-	-	-
Limited partners’ interest in net loss	$(17,530)	$(18,845)	$(92,002)	$(75,679)

Earnings per limited partner unit (basic and diluted)	$(0.36)	$(0.38)	$(1.86)	$(1.54)

Weighted average limited partner units outstanding (basic and diluted)	49,369	49,055	49,353	49,046

NOTE 11. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $3.5 million and $4.0 million in the three months ended September 30, 2017 and 2016, respectively, and $10.5 million and $12.0 million in the nine months ended September 30, 2017 and 2016, respectively, in monthly administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

We have entered into operating agreements whereby a wholly owned subsidiary of EnerVest and its affiliates act as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest approximately $4.5 million and $5.3 million in the three months ended September 30, 2017 and 2016, respectively, and $14.0 million and $16.0 million in the nine months ended September 30, 2017 and 2016, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

As of September 30, 2017, we owed EnerVest Operating $4.5 million and partnerships managed by EnerVest owed us nothing. As of December 31, 2016, we owed EnerVest Operating $5.8 million and partnerships managed by EnerVest owed us $0.7 million.

NOTE 12. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Nine Months Ended
	September 30,
	2017	2016
Supplemental cash flows information:
Cash paid for interest	$22,090	$23,543
Cash paid for income taxes, net of refunds	-	10,592

	As of September 30,
	2017	2016

Non-cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$9,840	$1,071

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
Interest	$12,649	$6,029
Lease operating expenses	11,669	9,835
Costs for additions to oil and natural gas properties	9,840	668
Production and ad valorem taxes	7,629	7,382
General and administrative expenses	2,784	3,095
Current portion of ARO	2,350	3,235
Derivative settlements	257	106
Other	475	1,350
Total	$47,653	$31,700

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

As of September 30, 2017, our oil and natural gas properties were located in the Barnett Shale, the San Juan Basin, the Appalachian Basin (which includes the Utica Shale), Michigan, Central Texas (which includes the Austin Chalk area), South Texas, the Monroe Field in Northern Louisiana, the Mid-Continent area in Oklahoma, Texas, Arkansas, Kansas and Louisiana and the Permian Basin. As of December 31, 2016, we had estimated net proved reserves of 12.6 MMBbls of oil, 575.3 Bcf of natural gas and 33.4 MMBbls of natural gas liquids, or 851.2 Bcfe, and a standardized measure of $371.1 million.

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

Factors contributing to lower oil prices include, but are not limited to, real or perceived geopolitical risks in oil producing regions of the world, particularly the Middle East; lower forecasted levels of global economic growth combined with excess global supply; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. Factors contributing to lower natural gas prices include increased supplies of natural gas due to greater exploration and development activities; higher levels of natural gas in storage; and competition from other energy sources. Prices for natural gas liquids generally correlate to the price of oil and, accordingly, prices remain lower than historical levels and are likely to continue to directionally follow the market for oil.

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

Our Response to the Current Price Environment

Given current forward oil and natural gas prices and the fact that we have less production hedged at lower prices beginning in 2017 relative to previous years, we have taken steps to continue to preserve our liquidity and financial flexibility. These steps include:

•	focusing on managing and enhancing our base business through continuing effort to reduce operating and capital costs;

•	increasing our capital spending budget to $30 - $45 million in 2017 from $10.7 million in 2016, in an effort to maintain current production levels;

•	maintaining a sufficient liquidity position to manage through the current environment, which includes continuing to assess the appropriate distribution levels every quarter;

•	continuing to evaluate strategic acquisitions of long-life, producing oil and natural gas properties such as our Eagle Ford Acquisition in January 2017; and

•	seeking to further realize the value of our undeveloped acreage through either alternative sources of capital, including farmouts, production payments and joint ventures, or potential monetization of acreage.

During 2016, the board of directors of EV Management elected to suspend distributions to unitholders for all four quarters of 2016. The board of directors also elected to suspend distributions for the first three quarters of 2017. The company continues to generate positive distributable cash flow, albeit at significantly lower levels than in previous years. The board of directors will continue to evaluate on a quarterly basis and may elect to reinstate the distribution at the appropriate time when commodity prices and operating cash flows have increased to a level that can support a sustainable distribution.

As of November 7, 2017, we have $263.0 million outstanding under our credit facility and $343.3 million of our senior notes due 2019 outstanding, for a total of $606.3 million, and we have over $65 million of liquidity between our borrowing base capacity and cash on hand. Please see Note 1 to our unaudited condensed consolidated financial statements included in “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information regarding our liquidity.

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

NASDAQ Notice

Our units are listed and traded on the NASDAQ Global Market (“NASDAQ”). On July 17, 2017, we received a letter from NASDAQ notifying us that we were not in compliance with NASDAQ’s rules that require the minimum bid price of our units to be at least $1.00 per share over a consecutive 30-trading-day period. We have responded to this notification and have a period of 180 calendar days in which to regain compliance. This notice from NASDAQ does not affect our business operations or trigger any default or other violation of our debt or other material obligations.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Production data:
Oil (MBbls)	310	308	1,018	938
Natural gas liquids (MBbls)	541	597	1,581	1,784
Natural gas (MMcf)	10,263	12,535	30,869	38,304
Net production (MMcfe)	15,373	17,965	46,460	54,637
Average sales price per unit:
Oil (Bbl)	$45.03	$40.40	$45.34	$36.82
Natural gas liquids (Bbl)	21.27	14.23	20.15	14.09
Natural gas (Mcf)	2.59	2.38	2.78	1.86
Mcfe	3.38	2.82	3.52	2.39
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.73	$1.42	$1.65	$1.47
Production taxes	0.17	0.12	0.17	0.10
Total	1.90	1.54	1.82	1.57
Depreciation, depletion and amortization	1.41	1.76	1.51	1.67
General and administrative expenses	0.51	0.47	0.47	0.46

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

Net loss for the three months ended September 30, 2017 was $17.9 million compared with $19.2 million for the three months ended September 30, 2016. The significant factors in this change were a $9.9 million decrease in depreciation, depletion and amortization and a $1.3 million increase in total revenues, partially offset by an $8.7 million unfavorable change in gain on derivatives and a $1.0 million increase in lease operating expenses.

Oil, natural gas and natural gas liquids revenues for the three months ended September 30, 2017 totaled $52.0 million, an increase of $1.3 million compared with the three months ended September 30, 2016. This increase in revenues was the result of an increase of $8.2 million related to higher prices offset by a decrease of $6.9 million primarily related to decreased natural gas and natural gas liquids production.

Lease operating expenses for the three months ended September 30, 2017 increased $1.0 million compared with the three months ended September 30, 2016 as the result of $5.5 million from a higher unit cost per Mcfe, partially offset by $4.5 million from decreased production. Lease operating expenses were $1.73 per Mcfe in the three months ended September 30, 2017 compared with $1.42 per Mcfe in the three months ended September 30, 2016.

Depreciation, depletion and amortization (“DD&A”) for the three months ended September 30, 2017 decreased $9.9 million compared with the three months ended September 30, 2016 as a result of $6.3 million from a lower unit cost per Mcfe combined with $3.6 million decreased production. The lower average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates and impairments. DD&A was $1.41 per Mcfe in the three months ended September 30, 2017 compared with $1.76 per Mcfe in the three months ended September 30, 2016.

General and administrative expenses for the three months ended September 30, 2017 totaled $7.9 million, a decrease of $0.6 million compared with the three months ended September 30, 2016. This decrease is primarily the result of lower compensation costs and lower fees paid to EnerVest under the omnibus agreement, partially offset by higher legal fees. General and administrative expenses were $0.51 per Mcfe in the three months ended September 30, 2017 compared with $0.47 per Mcfe in the three months ended September 30, 2016.

During the three months ended September 30, 2017, we incurred leasehold impairment charges of less than $0.1 million. In the three months ended September 30, 2016, we incurred leasehold impairment charges of $0.7 million.

Loss on derivatives, net was $0.2 million for the three months ended September 30, 2017 compared with a gain of $8.6 million for the three months ended September 30, 2016. This change was attributable to changes in future oil and natural gas prices. The 12 month forward price at September 30, 2017 for oil averaged $51.98 per Bbl compared with $47.19 at June 30, 2017, and the 12 month forward prices at September 30, 2017 for natural gas averaged $3.05 per MmBtu compared with $3.09 at June 30, 2017. The 12 month forward price at September 30, 2016 for oil averaged $50.65 per Bbl compared with $49.42 at June 30, 2016, and the 12 month forward prices at September 30, 2016 for natural gas averaged $3.07 per MmBtu compared with $3.02 at June 30, 2016.

Interest expense for the three months ended September 30, 2017 increased $0.2 million compared with the three months ended September 30, 2016 due to $0.6 million from a higher weighted average effective interest rate, partially offset by $0.4 million from a lower weighted average long–term debt balance.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Net loss for the nine months ended September 30, 2017 was $93.9 million compared with $77.2 million for the nine months ended September 30, 2016. The significant factors in this change were a $47.7 million decrease as a result of the gain on extinguishment of debt during 2016 and a $64.6 million increase in impairment of oil and natural gas properties, partially offset by a $37.8 million favorable change in gain on derivatives, a $33.2 million increase in total revenues, and a $21.3 million decrease in depreciation, depletion and amortization.

Oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2017 totaled $163.7 million, an increase of $32.9 million compared with the nine months ended September 30, 2016. This increase in revenues was the result of an increase of $54.0 million related to higher prices offset by a decrease of $21.1 million primarily related to decreased natural gas and natural gas liquids production.

Lease operating expenses for the nine months ended September 30, 2017 decreased $3.7 million compared with the nine months ended September 30, 2016 as the result of $13.5 million from decreased production, partially offset by $9.8 million from a higher unit cost per Mcfe. Lease operating expenses were $1.65 per Mcfe in the nine months ended September 30, 2017 compared with $1.47 per Mcfe in the nine months ended September 30, 2016.

Depreciation, depletion and amortization for the nine months ended September 30, 2017 decreased $21.3 million compared with the nine months ended September 30, 2016 as a result of $12.4 million from decreased production combined with $8.9 million from a lower unit cost per Mcfe. The lower average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates and impairments. DD&A was $1.51 per Mcfe in the nine months ended September 30, 2017 compared with $1.67 per Mcfe in the nine months ended September 30, 2016.

General and administrative expenses for the nine months ended September 30, 2017 totaled $21.6 million, a decrease of $3.2 million compared with the nine months ended September 30, 2016. This decrease is primarily the result of lower compensation costs and lower fees paid to EnerVest under the omnibus agreement. General and administrative expenses were $0.47 per Mcfe in the nine months ended September 30, 2017 compared with $0.46 per Mcfe in the nine months ended September 30, 2016.

In the nine months ended September 30, 2017, we incurred proved property impairment of $49.5 million related to proved oil and natural gas properties located in the Mid-Continent area and the Permian Basin, $15.3 million related to proved oil and natural gas properties located in the Monroe Field, and $2.9 million related to proved oil and natural gas properties located in East Texas which were sold in April 2017. During the nine months ended September 30, 2017, we also incurred leasehold impairment charges of $0.3 million. In the nine months ended September 30, 2016, we incurred leasehold impairment charges of $3.4 million.

Gain on derivatives, net was $20.6 million for the nine months ended September 30, 2017 compared with a loss of $17.2 million for the nine months ended September 30, 2016. This change was attributable to changes in future oil and natural gas prices. The 12 month forward price at September 30, 2017 for oil averaged $51.98 per Bbl compared with $56.19 at December 31, 2016, and the 12 month forward prices at September 30, 2017 for natural gas averaged $3.05 per MmBtu compared with $3.61 at December 31, 2016. The 12 month forward price at September 30, 2016 for oil averaged $50.65 per Bbl compared with $40.45 at December 31, 2015, and the 12 month forward prices at September 30, 2016 for natural gas averaged $3.07 per MmBtu compared with $2.49 at December 31, 2015.

Interest expense for the nine months ended September 30, 2017 decreased $2.1 million compared with the nine months ended September 30, 2016 due to $1.8 million from a lower weighted average long–term debt balance combined with $1.2 million from less loan cost write off than the prior year partially offset by $0.9 million from a higher weighted average effective interest rate.

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

In response to continued price volatility, we have taken a number of actions to preserve our liquidity and financial flexibility and, as of November 7, 2017, we have over $65 million of liquidity between our borrowing base capacity and cash on hand. However, given current forward oil and natural gas prices and the fact that we have less production hedged at lower prices beginning in 2017 relative to previous years, we have taken additional steps in 2017 and going forward to continue to preserve our liquidity and financial flexibility. These steps include those outlined in “—Overview—Our Response to the Current Price Environment.”

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

Long–term Debt

As of September 30, 2017, we have a $1.0 billion credit facility that expires in February 2020. Borrowings under the facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of September 30, 2017, the borrowing base was $375.0 million, and we had $254.0 million outstanding.

In October 2017, we entered into the Tenth Amendment to the credit facility and the borrowing base was decreased to $325.0 million. See Note 7 – Long-Term Debt to our unaudited condensed consolidated financial statements included in Part I, Item 1 to this report for additional information regarding the Tenth Amendment. Although the borrowing base under the credit facility was reduced, we believe we will maintain sufficient liquidity. However, should prices decline significantly from current levels, the borrowing base could be reduced again in future redeterminations, which would impact our liquidity. At the end of first quarter of 2018, the leverage covenant in our credit agreement changes from a senior secured debt to EBITDAX ratio to a total debt to EBITDAX ratio. Based on current forward commodity prices, at the end of first quarter of 2018, we project that we would likely have a total debt to EBITDAX ratio in excess of the level prescribed in our credit agreement, and therefore we would not be in compliance with our leverage covenant at the end of the first quarter of 2018. Noncompliance with this covenant would be an event of default and could result in the acceleration of all our indebtedness under the credit agreement. If the lenders under the credit agreement were to accelerate the loans outstanding thereunder, we would also be in default under the indenture governing the Senior Notes, in which case the lenders under the indenture could accelerate repayment of the Senior Notes, and we would not have sufficient liquidity to repay amounts due under the credit agreement and Senior Notes. See Note 1 – Organization and Nature of Business – Liquidity to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for additional information.

As of September 30, 2017, we have $343.3 million in aggregate principal amount outstanding of our 8.0% senior notes due April 2019. As of September 30, 2017, the aggregate carrying amount of the senior notes due 2019 was $342.4 million.

As of November 7, 2017, we have $263.0 million outstanding under our credit facility and $343.3 million of our senior notes due April 2019 outstanding, for a total of $606.3 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein.

Cash and Short–term Investments

At September 30, 2017, we had $13.9 million of cash and short–term investments, which included $0.7 million of short–term investments. With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of September 30, 2017, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Nine Months Ended
	September 30,
	2017	2016
Operating activities	$34,336	$26,523
Investing activities	(14,983)	(8,990)
Financing activities	(11,000)	(31,967)

Operating Activities

Cash flows from operating activities provided $34.3 million and $26.5 million in the nine months ended September 30, 2017 and 2016, respectively. The significant factors in the change were $33.2 million of higher revenues during 2017, $8.8 million change in working capital, and an $11.7 million federal tax payment related to the conversion of an acquired corporation to a single member LLC in 2016, partially offset by $48.5 million of decreased cash settlements from our matured derivative contracts.

Investing Activities

During the nine months ended September 30, 2017, we spent $61.4 million for acquisitions of oil and natural gas properties, utilized $52.1 million of restricted cash for those acquisitions, spent $9.3 million for additions to our oil and natural gas properties and received $3.6 million in proceeds from the sale of oil and natural gas properties. During the nine months ended September 30, 2016, we spent $14.3 million for additions to our oil and natural gas properties and received $2.8 million in cash settlements from acquired derivative contracts and $2.4 million in proceeds from the sale of oil and natural gas properties.

Financing Activities

During the nine months ended September 30, 2017, we received $17.0 million from borrowings under our credit facility and repaid $28.0 million of long–term debt borrowings.

During the nine months ended September 30, 2016, we received $48.0 million from borrowings under our credit facility, repaid $41.0 million of long-term debt borrowings and paid distributions of $3.9 million to holders of our common units, phantom units and our general partner. We also redeemed $82.7 million of our senior notes due 2019 for $35.0 million.

FORWARD–LOOKING STATEMENTS

This Form 10–Q contains forward–looking statements (each a “forward-looking statement”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward–looking statements relate to, among other things, the following:

•	our ability to meet the financial covenants in our debt agreements and continue as a going concern;

•	our future financial and operating performance and results, and our ability to resume and sustain distributions;

•	our ability to meet the minimum bid price requirements of the NASDAQ or to cure any deficiency in meeting the minimum bid price requirements;

•	our business strategy and plans, and future capital expenditures, including plans to optimize the value of our assets;

•	our estimated net proved reserves, PV–10 value and standardized measure;

•	market prices;

•	our future derivative activities; and

•	our plans and forecasts.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through March 2018. As of September 30, 2017, we have commodity contracts covering approximately 70% of our estimated production attributable to our net proved reserves from October 2017 through March 2018, as estimated in our reserve report prepared by third party engineers using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially. Also in November 2017, we entered into a commodity contract resulting in 157.3 MBbls of crude oil being hedged from December 2017 to March 2018 through swaps at a fixed price of $57.40 per barrel.

The fair value of our commodity contracts at September 30, 2017 was a net asset of $0.3 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $5.5 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the three and nine months ended September 30, 2017 would have increased by approximately $0.7 million and $2.0 million, respectively. The fair value of our interest rate swaps at September 30, 2017 was an asset of approximately $78 thousand. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $48 thousand. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on current forward commodity prices, we anticipate that we will be out of compliance with some of the financial covenants and ratios under our credit agreement by the end of the first quarter of 2018, which would cause us to be in default under the credit agreement. If we are unable to obtain a waiver or other suitable relief from the lenders, an Event of Default (as defined in the credit agreement) would result and the lenders could accelerate the outstanding indebtedness, making it immediately due and payable. If the indebtedness under the credit agreement is accelerated, then an Event of Default (as defined in the indenture governing the Senior Notes) under the Company's Senior Notes would occur, which, if it continues beyond any applicable cure periods, would result in the entire principal under the Senior Notes being due and payable immediately. If lenders, and subsequently noteholders, accelerate our outstanding indebtedness (approximately $606.3 million as of November 7, 2017), such indebtedness will become immediately due and payable, and we will not have sufficient liquidity to repay those amounts. In addition, should our credit facility agreement become due and payable because of an event of default, our derivatives that are in a net liability position could also become due and payable.

We are pursuing options to maintain sufficient liquidity and to address the credit agreement covenant compliance issue. Among the options are (i) working with our bank syndicate to amend our credit agreement, (ii) seeking additional sources of capital, (iii) divesting or acquiring assets, (iv) restructuring, redeeming or retiring Senior Notes, and (v) reducing operating costs. However, there can be no assurance that these options can be implemented and, if implemented, will be successful. Absent the implementation of actions that bring us into compliance with the covenants of our credit agreement or a meaningful increase in commodity prices, this raises substantial doubt about our ability to continue as a going concern within one year from the date our unaudited condensed consolidated financial statements for the quarter ended September 30, 2017, which do not include any adjustments that might result from the outcome of this uncertainty, are issued. See Note 1 – Organization and Nature of Business to our unaudited condensed consolidated financial statements included in Part I, Item 1of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Tenth Amendment to Second Amended and Restated Credit Agreement and Second Amendment to Second Amended and Restated Guaranty and Collateral Agreement, dated October 23, 2017, among EV Properties, L.P., the Guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatory thereto (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 25, 2017).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: November 9, 2017	By:	/s/ NICHOLAS BOBROWSKI
Nicholas Bobrowski
Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Tenth Amendment to Second Amended and Restated Credit Agreement and Second Amendment to Second Amended and Restated Guaranty and Collateral Agreement, dated October 23, 2017, among EV Properties, L.P., the Guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatory thereto (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 25, 2017).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+	Filed herewith

