Form 10-Q
period 2018-03-31
EV Energy Partners, LP
filed 2018-05-14
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

YES ☐ NO ☑

As of May 10, 2018, the registrant had 49,368,869 common units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EV Energy Partners, L.P.

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$30,366	$4,896
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	49,854	47,694
Other	245	78
Derivative asset	1,544	3,052
Other current assets	7,415	5,713
Total current assets	89,424	61,433

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; March 31, 2018, $1,218,556; December 31, 2017, $1,191,559	1,364,067	1,375,527
Other property, net of accumulated depreciation and amortization; March 31, 2018, $1,059; December 31, 2017, $1,049	992	997
Other assets	3,713	3,848
Total assets	$1,458,196	$1,441,805

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Third party	$42,254	$43,817
Related party	1,389	4,194
Derivative liability	-	396
Current portion of long-term debt	639,700	605,549
Total current liabilities	683,343	653,956

Asset retirement obligations	160,659	158,793
Other long–term liabilities	1,044	1,044

Commitments and contingencies (Note 9)

Owners’ equity:
Common unitholders – 49,368,869 units and 49,368,869 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	633,806	648,371
General partner interest	(20,656)	(20,359)
Total owners’ equity	613,150	628,012
Total liabilities and owners’ equity	$1,458,196	$1,441,805

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Oil, natural gas and natural gas liquids revenues	$67,558	$56,319
Transportation and marketing–related revenues	384	668
Total revenues	67,942	56,987

Operating costs and expenses:
Lease operating expenses	27,544	23,939
Cost of purchased natural gas	315	480
Dry hole and exploration costs	82	(20)
Production taxes	3,525	2,759
Accretion expense on obligations	1,897	1,999
Depreciation, depletion and amortization	27,002	26,980
General and administrative expenses	12,936	6,696
Impairment of oil and natural gas properties	3	49,587
Gain on sales of oil and natural gas properties	(2)	(26)
Total operating costs and expenses	73,302	112,394

Operating loss	(5,360)	(55,407)

Other income (expense), net:
Gain on derivatives, net	399	14,229
Interest expense	(10,476)	(9,974)
Other income, net	302	358
Total other income (expense), net	(9,775)	4,613

Loss before income taxes	(15,135)	(50,794)

Income taxes	(314)	(37)

Net loss	$(15,449)	$(50,831)

Basic and diluted earnings per limited partner unit:
Net loss	$(0.31)	$(1.01)

Weighted average limited partner units outstanding
(basic and diluted)	49,369	49,320

See accompanying notes to unaudited condensed consolidated financial statements.

3

EV Energy Partners, L.P.

Condensed Consolidated Statements of Changes in Owners’ Equity

(In thousands)

(Unaudited)

	Common Unitholders	General Partner Interest	Total Owners' Equity

Balance, December 31, 2017	$648,371	$(20,359)	$628,012
Equity–based compensation	575	12	587
Net loss	(15,140)	(309)	(15,449)
Balance, March 31, 2018	$633,806	$(20,656)	$613,150

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(15,449)	$(50,831)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Accretion expense on obligations	1,897	1,999
Depreciation, depletion and amortization	27,002	26,980
Equity–based compensation cost	587	1,185
Impairment of oil and natural gas properties	3	49,587
Gain on derivatives, net	(399)	(14,229)
Cash settlements of matured derivative contracts	1,509	(2,517)
Other	280	292
Changes in operating assets and liabilities:
Accounts receivable	(2,327)	(5,437)
Other current assets	(1,702)	(64)
Accounts payable and accrued liabilities	(469)	(1,464)
Other, net	(3)	29
Net cash flows provided by operating activities	10,929	5,530

Cash flows from investing activities:
Acquisition of oil and natural gas properties	-	(58,651)
Additions to oil and natural gas properties	(19,478)	(730)
Proceeds from sale of oil and natural gas properties	3	-
Other	16	3
Net cash flows used in investing activities	(19,459)	(59,378)

Cash flows from financing activities:
Repayment of long-term debt borrowings	-	(5,000)
Long–term debt borrowings	34,000	10,000
Net cash flows provided by financing activities	34,000	5,000

Increase (decrease) in cash, cash equivalents and restricted cash	25,470	(48,848)
Cash, cash equivalents and restricted cash – beginning of year	4,896	57,633
Cash, cash equivalents and restricted cash – end of period	$30,366	$8,785

See accompanying notes to unaudited condensed consolidated financial statements.

EV Energy Partners, L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Nature of Operations

EV Energy Partners, L.P. together with its wholly owned subsidiaries (“we,” “our,” “us,” “EVEP” or the “Partnership”) is a publicly held limited partnership. Our general partner is EV Energy GP, L.P. (“EV Energy GP”), a Delaware limited partnership, and the general partner of our general partner is EV Management, LLC (“EV Management”), a Delaware limited liability company. EV Management is a wholly owned subsidiary of EnerVest, Ltd. (“EnerVest”), a Texas limited partnership. EnerVest and its affiliates also have a significant interest in us through their 71.25% ownership of EV Energy GP which, in turn, owns a 2% general partner interest in us and all of our incentive distribution rights.

The Partnership operates one reportable segment engaged in the acquisition, development and production of oil and natural gas properties and all of our operations are located in the United States.

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10–K for the year ended December 31, 2017.

All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and unit amounts in tabulations are in thousands of dollars and units, respectively, unless otherwise indicated.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09, Revenue from Contracts with Customers (“ASU 2014-09”). This ASU, as amended, superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. We implemented ASU 2014-09 as of January 1, 2018 using the modified retrospective method. The adoption of this ASU did not have a material impact on our unaudited condensed consolidated financial statements. See Note 3 for additional details about the impact upon adoption and related disclosures.

In August 2016, the FASB issued ASU No. 2016–15, Statement of Cash Flows. This ASU addresses certain cash flow issues with the objective of reducing the existing diversity in practice in how the cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU 2016–15 on January 1, 2018. The adoption of this ASU did not have a material impact on our unaudited condensed consolidated financial statements

In November 2016, the FASB issued ASU No. 2016-18: Statement of Cash Flows– Restricted Cash. The main objective of ASU 2016-18 is to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018. While there was no restricted cash as of March 31, 2018 or December 31, 2017, the adoption of this ASU resulted in a change to the condensed consolidated statement of cash flows for the three months ended March 31, 2017. For the three months ended March 31, 2017, the $5.5 million cash and cash equivalents – beginning of year was revised to $57.6 million cash, cash equivalents and restricted cash – beginning of year and the net cash used in investing activities was increased from $7.3 million to $59.4 million.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The main objective of ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments of this ASU (i) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (ii) remove the evaluation of whether a market participant could replace missing elements. We adopted ASU 2017-01 on January 1, 2018, and will apply the ASU prospectively to any acquisitions.

No other new accounting pronouncements issued or effective during the three months ended March 31, 2018 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements other than those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Subsequent Events

We evaluated subsequent events for appropriate accounting and disclosure through the date these unaudited condensed consolidated financial statements were issued.

NOTE 2. CHAPTER 11 CASES, ABILITY TO CONTINUE AS A GOING CONCERN AND COVENANT VIOLATIONS

Voluntary Reorganization under Chapter 11

On March 13, 2018, EVEP, EV Energy GP, EV Management and certain of EVEP’s wholly owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”) entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with (i) holders (collectively, the “Supporting Noteholders”) of approximately 70% of the 8.0% senior unsecured notes due April 2019 (the “Senior Notes”) issued pursuant to that certain indenture, dated as of March 22, 2011 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), among EVEP, EV Energy Finance Corp., each of the guarantors party thereto, and Delaware Trust Company, as indenture trustee (the “Notes Trustee”), that are signatories to the Restructuring Support Agreement; (ii) lenders (collectively, the “Supporting Lenders” and, together with the Supporting Noteholders, the “Supporting Parties”) under our reserve-based lending facility, by and among EVEP, EV Properties, L.P., JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), BNP Paribas and Wells Fargo, National Association, as co-syndication agents, the guarantors party thereto (the “credit facility”), and the lenders signatory thereto, initially constituting approximately 94%, but subsequently increased to 100%, of the principal amount outstanding thereunder; (iii) EnerVest; and (iv) EnerVest Operating, L.L.C. (“EnerVest Operating” and, together with EnerVest, the “EnerVest Parties”). The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Debtors and the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (the “Restructuring”).

On March 14, 2018, the Partnership commenced the solicitation of votes from the holders of the Senior Notes to accept or reject the prepackaged plan of reorganization (the “Plan”). If the Partnership effectuates the Restructuring pursuant to the Restructuring Support Agreement and the Plan, and the Plan is approved by the Bankruptcy Court, then the claims of the lenders under the credit facility and the holders of the Senior Notes will be cancelled.

On April 2, 2018, the Debtors commenced the Chapter 11 Cases in the Bankruptcy Court. In connection with the Chapter 11 Cases, the Debtors filed motions with the Bankruptcy Court seeking operational and procedural relief, including joint administration of their Chapter 11 Cases. The Bankruptcy Court granted such motions at a “first day” hearing held on April 4, 2018, and on April 25, 2018, entered into orders granting such motions on a final basis. The Bankruptcy Court scheduled a hearing to consider confirmation of the Plan on May 15, 2018. If the Plan is confirmed by the Bankruptcy Court and becomes effective, then the claims of the lenders under the credit facility and the holders of the Senior Notes will be discharged. There can be no assurance regarding the Partnership’s ability to obtain confirmation of the Plan or approval of other relief in the Chapter 11 Cases, the Bankruptcy Court’s rulings in the Chapter 11 Cases or the ultimate outcome of the Chapter 11 Cases in general.

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

Under the terms of the Restructuring Support Agreement, the financial restructuring would be effectuated through the Plan, which was filed contemporaneously with the Debtors’ voluntary petitions. Pursuant to the terms of the Plan, if confirmed by the Bankruptcy Court, it is anticipated that, among other things:

•	On or prior to the Effective Date of the Plan (the “Effective Date”), the Supporting Holders that hold the Senior Notes will contribute their Senior Notes (the “Contributed Notes”) to a newly formed C-corporation (“New EVEP Parent Inc.”) in exchange for pro rata share of 95% of the shares of common stock of New EVEP Parent Inc. (the “New Equity Interests”);

•	On the Effective Date, New EVEP Parent Inc. would contribute to a newly formed subsidiary (“Acquisition Inc.”) (i) the Contributed Notes, (ii) a number of shares of New Equity Interests sufficient to satisfy (a) the claims of the holders of the Senior Notes (the “Notes Claims”) other than the Notes Claims in respect of the Contributed Notes and (b) shares of New Equity Interests to be distributed to the holders of existing equity interests in the Partnership (the “Existing Unitholders”) and (iii) 5-year warrants for 8% of the New Equity Interests (subject to dilution by the shares (the “MIP Shares”) reserved to participants in the new management incentive plan (the “MIP”)), with a strike price set at an equity value at which the Supporting Holders would receive a recovery equal to par plus accrued and unpaid interest as of the petition date of the Chapter 11 Cases in respect of the Senior Notes (after taking into account value dilution on account of the initial distribution of participants in the MIP) (the “New Warrants”); and in return, New EVEP Parent Inc. will receive all of the equity interests of Acquisition Inc.;

•	On the Effective Date, Acquisition Inc. will acquire all of the assets of the Partnership and certain liabilities not discharged, satisfied or as otherwise provided for under the Plan in exchange for (i) the Contributed Notes and (ii) the New Equity Interests it received from New EVEP Parent Inc.;

•	New EVEP Parent Inc. will distribute the New Equity Shares it received from Acquisition Inc. to the (i) holders of the Senior Notes that did not contribute Contributed Notes and (ii) Existing Unitholders;

•	At the conclusion of these steps, the Supporting Holders will directly own 95% of the New Equity Interests and 5% will be owned by the Existing Unitholders, subject in each case to the dilution by the MIP Shares and New Equity Interest issued in respect of the New Warrants;

•	The Senior Notes will be cancelled and discharged and the holders of those Notes will receive (directly or indirectly) New Equity Interests representing, in the aggregate, 95% of the New Equity Interests issued on the Effective Date (subject to dilution by the MIP Shares and the New Equity Interests issuable upon exercise of the New Warrants);

•	Lenders under the credit facility will receive (a) pro rata loans under an amendment to the credit facility (the “Exit Credit Facility”, (b) cash in amount equal to the accrued but unpaid interest payable to such lenders under the credit facility as of the Effective Date, and (c) unfunded commitments and letter of credit participation under the Exit Credit Facility equal to the unfunded commitments and letter of credit participation of such lender as of the Effective Date;

•	Each Existing Unitholder will receive its pro rata share of (i) New Equity Interests representing, in the aggregate, 5% of the New Equity Interests issued on the Effective Date and (ii) the New Warrants (in each case, subject to dilution by the MIP Shares and, in the case of the New Equity Interests, subject to dilution by the New Warrants);

•	General unsecured claims will receive, (i) if such claim is due and payable on or before the Effective Date, payment in full, in cash, or the unpaid portion of its allowed general unsecured claim, (ii) if such claim is not due and payable before the Effective Date, payment in the ordinary course, and (iii) other treatment, as may be agreed upon by the Debtors, the Supporting Noteholders and the holder of such general unsecured claim; and

•	New EVEP Parent Inc. will enter into the Exit Credit Facility.

The Partnership expects to emerge from the Chapter 11 Cases as a corporation, including for US federal income tax purposes.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Chapter 11 Cases. Accordingly, although the filing of the Chapter 11 Cases triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

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

A summary of certain of the material expected terms and conditions of the Exit Credit Facility is set forth below:

•	a senior secured revolving credit facility with maximum aggregate commitments of $1 billion, subject to a borrowing base;

•	an expected initial borrowing base of approximately $325 million based on a second quarter 2018 emergence date to be effective upon consummation of the Restructuring, subject to certain automatic deductions between redeterminations;

•	the first scheduled borrowing base redetermination will occur no later than April 1, 2019;

•	a maturity date of February 26, 2021; and

•	proceeds of the amended and restated credit facility will be used to finance the emergence from the Chapter 11 Cases and for general corporate purposes (including financing working capital needs).

Ability to Continue as a Going Concern

As of April 2, 2018, the Partnership was in default under certain of its debt instruments. The Partnership’s filing of the Chapter 11 Cases described above constitutes an event of default that accelerated the Partnership’s obligations under its credit facility and the Indenture governing the Senior Notes. Additionally, other events of default, including cross-defaults, are present, including a total debt to EBITDAX ratio higher than the level prescribed in the most recent tenth amendment of our credit agreement, and the receipt of a going concern explanatory paragraph from the Partnership’s independent registered public accounting firm on the Partnership’s consolidated financial statements for the year ended December 31, 2017, subject to a 30 day grace period. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Partnership as a result of an event of default.

Throughout 2017, management, along with its legal and financial advisors, explored strategic alternatives to maintain sufficient liquidity and to address the credit agreement covenant compliance issue. The Partnership specifically evaluated options with the lenders under the credit facility and holders of the Senior Notes under the Indenture that would improve liquidity and deleverage the Partnership. The Partnership’s ability to access the capital markets has been extremely limited. In addition, the Partnership’s credit facility is subject to scheduled redeterminations of its borrowing base, semi-annually as of April 1 and October 1. The Partnership’s filing of the Chapter 11 Cases described above accelerated the Partnership’s obligations under its credit facility and under the Indenture governing the Senior Notes, and the Partnership does not have sufficient liquidity to repay amounts due under the credit facility and the Senior Notes.

The significant risks and uncertainties related to the Partnership’s liquidity and Chapter 11 Cases described above raise substantial doubt about the Partnership’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

In order to decrease the Partnership’s level of indebtedness and maintain the Partnership’s liquidity at levels sufficient to meet its commitments, the Partnership has undertaken a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Partnership believes that even after taking these actions, it would not have had sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code.

NOTE 3. REVENUE

On January 1, 2018, we adopted ASU No. 2014–09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Accordingly, the comparative information for the three months ended March 31, 2017, has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this ASU did not have a material impact on our unaudited condensed consolidated financial statements, and the primary impacts of this change in accounting policy for revenue recognition effective January 1, 2018, are detailed below.

There were no significant changes to the timing of revenue recognized for sales of production. However, as a result of management’s evaluation under new considerations within Topic 606, the adoption did result in certain contracts being recorded on a net basis instead of a gross basis, as well as some contracts being recorded on a gross basis instead of a net basis, as a result of the determined delivery point. These presentation changes did not have an impact on loss from operations, earnings per unit or cash flows, but did increase oil, natural gas and natural gas liquids revenues and lease operating expenses in the unaudited condensed consolidated financial statements by approximately $1.4 million for the three months ended March 31, 2018 as compared to what would have been recognized using the revenue recognition guidance that was in affect before the adoption of Topic 606.

The following table summarizes the impact of adopting Topic 606 on our unaudited condensed consolidated financial statements for the three months ended March 31, 2018:

	Without	Impact of
	Adoption of	Change in
	Topic 606	Accounting Policy	As Reported
Oil, natural gas and natural gas liquids revenues	$66,190	$1,368	$67,558
Lease operating expenses	$26,176	$1,368	$27,544

Revenue from contracts with customers includes the sale of our oil, natural gas and natural gas liquids production (recorded in “Oil, natural gas and natural gas liquids revenues” in the unaudited condensed consolidated statements of operations) and gathering and transportation revenues (recorded in “Transportation and marketing-related revenues” in the unaudited condensed consolidated statements of operations).

Oil, Natural Gas and Natural Gas Liquids Revenues

Oil, natural gas and natural gas liquids revenues are recognized upon the transfer of control of the products to a purchaser. Transfer of control typically occurs when the products are delivered to the purchaser, title has transferred and collectability of the revenue is reasonably assured. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration we expect to receive in exchange for those products.

The Partnership’s oil production is primarily sold under market-sensitive contracts that are typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or at purchaser posted prices for the producing area. For oil contracts, the Partnership generally records sales based on the net amount received.

The Partnership’s natural gas production is primarily sold under market-sensitive contracts that are typically priced at a differential to the published natural gas index price for the producing area due to the natural gas quality and the proximity to major consuming markets. For natural gas contracts, the Partnership generally records wet gas sales at the wellhead or inlet of the plant as revenues net of transportation, gathering and processing expenses if the processor is the customer and there is no redelivery of commodities to the Partnership at the tailgate of the plant. Conversely, the Partnership generally records residual natural gas and NGL sales at the tailgate of the plant on a gross basis along with the associated transportation, gathering and processing expenses if the processor is a service provider and there is redelivery of commodities to the Partnership at the tailgate of the plant. All facts and circumstances of an arrangement are considered and judgment is often required in making this determination.

In addition, the Partnership recognizes processing expenses for commodities paid as noncash consideration in exchange for processing services and recognizes the associated revenues for those same commodities. This recognition results in an increase to revenues and expenses with no impact on net income.

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

Transportation and Marketing-Related Revenues

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

The following table disaggregates revenue by significant product and service type:

Three Months Ended
March 31, 2018
Oil	$24,905
Natural gas (1)	26,389
Natural gas liquids (1)	16,264
Oil, natural gas and natural gas liquids revenues	67,558
Transportation and marketing–related revenues	384
Total revenues	$67,942

(1)	We recognize wet gas revenues, which are recorded net of transportation, gathering and processing expenses, partially as natural gas revenues and partially as natural gas liquids revenues based on the end products after processing occurs. For the three months ended March 31, 2018, wet gas revenues was $5.1 million which was recognized as $1.9 million of natural gas revenues and $3.2 million of natural gas liquids revenues.

Contract Balances

Customers are invoiced once the Partnership’s performance obligations have been satisfied. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. There are no significant judgments that significantly affect the amount or timing of revenue from contracts with customers. Accordingly, the Partnership’s product sales contacts do not give rise to material contract assets or contract liabilities.

Our accounts receivables are primarily from purchasers of oil, natural gas and natural gas liquids and from exploration and production companies that own interests in properties we operate. This industry concentration could affect our overall exposure to credit risk, either positively or negatively, because our purchasers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. We routinely assess the financial strength of our customers and bad debts are recorded based on an account-by-account review specifically identifying receivables that we believe may be uncollectible after all means of collection have been exhausted, and the potential recovery is considered remote. As of March 31, 2018 and December 31, 2017, we did not have any reserves for doubtful accounts.

Performance Obligations

We apply the optional exemptions in Topic 606 and do not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations.

NOTE 4. EQUITY–BASED COMPENSATION

We may grant various forms of equity–based awards to employees, consultants and directors of EV Management and its affiliates who perform services for us. These equity–based awards currently consist of phantom units.

We estimated the fair value of the phantom units using the Black–Scholes option pricing model. These phantom units are subject to graded vesting over a four year period. Compensation cost has been recognized for these phantom units on a straight–line basis over the service period, and we account for forfeitures as they occur.

We recognized compensation cost related to these phantom units of $0.6 million and $1.2 million in the three months ended March 31, 2018 and 2017, respectively. These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

As of March 31, 2018, there was $3.2 million of total unrecognized compensation cost related to unvested phantom units which is expected to be recognized over a weighted average period of 1.7 years.

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

As of March 31, 2018, we did not have any outstanding commodity derivative contracts.

As of March 31, 2018, we had entered into interest rate swaps with the following terms:

Period Covered	Notional Amount	Floating Rate	Fixed Rate
April 2018 – September 2020	$100,000	1 Month LIBOR	1.795%

The following table sets forth the fair values and classification of our outstanding derivatives:

Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
Derivatives:
As of March 31, 2018:
Derivative asset	$1,544	$-	$1,544

As of December 31, 2017:
Derivative asset	$3,402	$(350)	$3,052

Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheet	Balance Sheet
Derivatives:
As of March 31, 2018:
Derivative liability	$-	$-	$-

As of December 31, 2017:
Derivative liability	$746	$(350)	$396

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

In April 2018, in conjunction with our Chapter 11 filing, we terminated our interest rate swaps for the period of April 2018 to September 2020, which resulted in a cash settlement received in April 2018 of $1.6 million.

NOTE 6. FAIR VALUE MEASUREMENTS

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

Recurring Basis

The following table presents the fair value hierarchy for our assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2018:
Assets:
Interest rate swaps	$1,544	$-	$1,544	$-

As of December 31, 2017:
Assets:
Oil, natural gas and natural gas liquids derivatives	$2,696	$-	$2,696	$-
Interest rate swaps	706	-	706	-
	$3,402	$-	$3,402	$-

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$721	$-	$721	$-
Interest rate swaps	25	-	25	-
	$746	$-	$746	$-

Our derivatives consist of over–the–counter contracts which are not traded on a public exchange. As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, we have categorized these derivatives as Level 2. We value these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Our estimates of fair value have been determined at discrete points in time based on relevant market data. Furthermore, fair values are adjusted to reflect the credit risk inherent in the transaction, which may include amounts to reflect counterparty credit quality and/or the effect of our own creditworthiness. These assumed credit risk adjustments are based on published credit ratings, public bond yield spreads and credit default swap spreads. There were no changes in valuation techniques or related inputs in the three months ended March 31, 2018.

Nonrecurring Basis

During the three months ended March 31, 2018, we did not recognize any impairment expense related to proved oil and natural gas properties. During the three months ended March 31, 2017, we recognized $49.5 million of impairment expense related to proved oil and natural gas properties located in the Mid-Continent area and the Permian Basin.

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

The carrying value of debt outstanding under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us. The estimated fair value of our Senior Notes was $166.5 million and $176.8 million at March 31, 2018 and December 31, 2017, respectively, which differs from the carrying value of $342.7 million and $342.5 million at March 31, 2018 and December 31, 2017, respectively. The fair value of the Senior Notes was determined using Level 2 inputs.

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

	2018	2017
Balance as of January 1	$161,963	$183,476
Liabilities incurred	44	118
Accretion expense	1,897	1,999
Settlements and divestitures	(75)	(1,639)
Liabilities held for sale	-	(23,835)
Balance as of March 31	$163,829	$160,119

As of both March 31, 2018 and December 31, 2017, $3.2 million of our ARO is classified as current and is included in “Accounts payable and accrued liabilities” in our unaudited condensed consolidated balance sheets, respectively.

NOTE 8. LONG–TERM DEBT

The Partnership’s long–term debt was classified as current at both March 31, 2018 and December 31, 2017 due to an event of default. If the Partnership effectuates the Restructuring pursuant to the Restructuring Support Agreement and the Plan, and the Plan is approved by the Bankruptcy Court, then the claims of the lenders under the credit facility and the holders of the Senior Notes will be cancelled. See Note 2 for additional information.

The current portion of long-term debt, net consisted of the following:

	March 31,	December 31,
	2018	2017

Credit facility	$297,000	$263,000
8.0% senior notes due April 2019:
Principal outstanding	343,348	343,348
Unamortized discount and debt issuance costs (1)	(1,382)	(1,701)
Unaccreted premium (2)	734	902
	342,700	342,549
Total	$639,700	$605,549

(1)	Imputed interest rate of 8.62% and 8.49% for March 31, 2018 and December 31, 2017, respectively.

(2)	Imputed interest rate of 7.51% and 7.43% for March 31, 2018 and December 31, 2017, respectively.

Credit Facility

As of March 31, 2018, the credit facility had a capitalization of $1.0 billion and will expire in February 2020. Borrowings under the credit facility are secured by a first priority lien on substantially all of our oil and natural gas properties. We may use borrowings under the credit facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general corporate purposes and for funding distributions to partners. We also may use up to $100.0 million of available borrowing capacity for letters of credit. As of March 31, 2018, we had a $0.2 million letter of credit outstanding.

The terms of the credit facility did not require any repayments of amounts outstanding until it expires in February 2020. Borrowings under the credit facility bear interest at a floating rate based on, at our election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that we have outstanding (weighted average effective interest rate of 5.56% and 4.82% at March 31, 2018 and December 31, 2017, respectively).

Borrowings under the credit facility may not exceed a “borrowing base” determined by the lenders under the credit facility based on our oil and natural gas reserves. As of March 31, 2018, the borrowing base under the credit facility was $325.0 million. The borrowing base is subject to scheduled redeterminations as of April 1 and October 1 of each year with an additional redetermination once per calendar year at our request or at the request of the lenders and with one calculation that may be made at our request during each calendar year in connection with material acquisitions or divestitures of properties.

The credit facility requires the maintenance of the following (as defined in the facility):

•	the total funded debt to EBITDAX ratio covenant to be no greater than (a) for the fiscal quarter ending March 31, 2018, 5.50 to 1.0, (b) for the fiscal quarters ending June 30, 2018 and September 30, 2018, 5.25 to 1.0 and (c) for the fiscal quarter ending December 31, 2018 and thereafter, 4.25 to 1.0;

•	the EBITDAX to cash interest expense ratio covenant to be no less than 1.5 to 1.0; and

•	limits cash held by us to the greater of 5% of the current borrowing base or $30.0 million.

As of March 31, 2018, we were not in compliance with all of these financial covenants. Furthermore, as of April 2, 2018, the Partnership’s filing of the Chapter 11 Cases described in Note 2 accelerated the Partnership’s obligations under its credit facility and the Senior Notes. Additionally, events of default, including cross-defaults, are present, including a total debt to EBITDAX ratio higher than the level prescribed in the most recent tenth amendment of our credit agreement, and the receipt of a going concern explanatory paragraph from the Partnership’s independent registered public accounting firm on the Partnership’s consolidated financial statements for the year ended December 31, 2017, subject to a 30 day grace period. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Partnership as a result of an event of default. See also Note 2.

During the existence of an event of default and the Chapter 11 Cases, we have no borrowing capacity under our credit facility. If the Plan is approved by the Bankruptcy Court, we expect to enter into the Exit Credit Facility.

8.0% Senior Notes due April 2019

Our Senior Notes were issued under the Indenture, mature April 15, 2019 and bear interest at 8.0%. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing wholly owned subsidiaries other than EV Energy Finance Corp. (“Finance”), which is a co–issuer of the Notes. Neither EV Energy Partners, L.P. nor Finance have independent assets or operations apart from the assets and operations of our subsidiaries.

The filing of the Chapter 11 Cases constitutes an event of default that accelerated the Partnership’s obligations under the Indenture governing the Senior Notes. However, under the Bankruptcy Code, holders of the Senior Notes are stayed from taking any action against the Partnership as a result of the default. See also Note 2.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our unaudited condensed consolidated financial statements. As of March 31, 2018, we have accrued $0.1 million related to pending litigation and no amounts were accrued at December 31, 2017.

NOTE 10. OWNERS’ EQUITY

Units Outstanding

At March 31, 2018, owners’ equity consists of 49,368,869 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest.

Issuance of Units

In the three months ended March 31, 2018, we did not issue any common units related to the vesting of equity–based awards.

Cash Distributions

During 2017, the board of directors of EV Management announced that it had elected to suspend distributions to unitholders for all four quarters of 2017. The board of directors also elected to suspend distributions for the first quarter of 2018.

NOTE 11. EARNINGS PER LIMITED PARTNER UNIT

The following sets forth the calculation of earnings per limited partner unit:

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(15,449)	$(50,831)
General partner’s 2% interest in net loss	309	1,017
Earnings attributable to unvested phantom units	-	-
Limited partners’ interest in net loss	$(15,140)	$(49,814)

Earnings per limited partner unit (basic and diluted)	$(0.31)	$(1.01)

Weighted average limited partner units outstanding (basic and diluted)	49,369	49,320

NOTE 12. RELATED PARTY TRANSACTIONS

Pursuant to an omnibus agreement, we paid EnerVest $4.3 million and $3.5 million in the three months ended March 31, 2018 and 2017, respectively, in administrative fees for providing us general and administrative services. These fees are based on an allocation of charges between EnerVest and us based on the estimated use of such services by each party, and we believe that the allocation method employed by EnerVest is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis. These fees are included in general and administrative expenses in our unaudited condensed consolidated statements of operations.

We have entered into operating agreements whereby a wholly owned subsidiary of EnerVest and its affiliates act as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which we own an interest. We reimbursed EnerVest approximately $5.1 million and $4.6 million in the three months ended March 31, 2018 and 2017, respectively, for direct expenses incurred in the operation of our wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on our properties. As the vast majority of such expenses are charged to us on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), we believe that the aforementioned services were provided to us at fair and reasonable rates relative to the prevailing market and are representative of the costs that would have been incurred on a standalone basis. These costs are included in lease operating expenses in our unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collects proceeds from oil and natural gas sales and distributes them to us and other working interest owners.

As of March 31, 2018 and December 31, 2017, we owed EnerVest Operating $1.4 million, and $4.2 million, respectively.

NOTE 13. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Three Months Ended
	March 31,
	2018	2017
Supplemental cash flows information:
Cash paid for interest	$3,220	$2,603

	As of March 31,
	2018	2017

Non-cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$8,800	$3,172

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2018	2017
Interest	$12,727	$5,820
Lease operating expenses	10,262	11,411
Costs for additions to oil and natural gas properties	8,800	12,748
Production and ad valorem taxes	4,748	6,351
Current portion of ARO	3,170	3,170
General and administrative expenses	1,801	3,331
Derivative settlements	216	573
Other	530	413
Total	$42,254	$43,817

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2017.

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

As of March 31, 2018, our oil and natural gas properties were located in the Barnett Shale, the San Juan Basin, the Appalachian Basin (which includes the Utica Shale), Michigan, Central Texas (which includes the Austin Chalk area), the Mid-Continent area in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Permian Basin, the Monroe Field in Northern Louisiana and Karnes County. As of December 31, 2017, we had estimated net proved reserves of 13.4 MMBbls of oil, 543.7 Bcf of natural gas and 31.6 MMBbls of natural gas liquids, or 813.6 Bcfe, and a standardized measure of $579.4 million.

Restructuring and Bankruptcy Proceedings under Chapter 11

Continued low oil and natural gas prices have had a significant adverse impact on our business, and, as a result of our financial condition, we are not able to continue as a going concern without restructuring our capital structure.

On March 13, 2018, the Debtors entered into the Restructuring Support Agreement with (i) the Supporting Noteholders of approximately 70% of the Senior Notes issued pursuant to the Indenture; (ii) the Supporting Lenders holding approximately 94%, but subsequently increased to 100%, of the principal amount outstanding under the credit facility; (iii) EnerVest; and (iv) EnerVest Operating, L.L.C. (“EnerVest Operating”), a wholly owned subsidiary of EnerVest and its affiliates.

On March 14, 2018 the Partnership commenced the solicitation of votes from the holders of the Senior Notes to accept or reject the Plan. If the Partnership effectuates the Restructuring pursuant to the Restructuring Support Agreement and the Plan, and the Plan is approved by the Bankruptcy Court, then the claims of the lenders under the credit facility and the holders of the Senior Notes will be cancelled.

On April 2, 2018, the Debtors commenced the Chapter 11 Cases in the Bankruptcy Court. In connection with the Chapter 11 Cases the Debtors filed motions with the Bankruptcy Court seeking operational and procedural relief, including joint administration of their Chapter 11 Cases. The Bankruptcy Court granted such motion at a “first day” hearing held on April 4, 2018, and on April 25, 2018, entered into orders granting such motions on a final basis. The Bankruptcy Court scheduled a hearing to consider confirmation of the Plan on May 15, 2018. If the Plan is confirmed by the Bankruptcy Court and becomes effective, then the claims of the lenders under the credit facility and the holders of the Senior Notes will be discharged. There can be no assurance regarding the Partnership’s ability to obtain confirmation of the Plan or approval of other relief in the Chapter 11 Cases, the Bankruptcy Court’s rulings in the Chapter 11 Cases or the ultimate outcome of the Chapter 11 Cases in general.

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

Under the terms of the Restructuring Support Agreement, the financial restructuring would be effectuated through the Plan, which was filed contemporaneously with the Debtors’ voluntary petitions. Pursuant to the terms of the Plan, if confirmed by the Bankruptcy Court, it is anticipated that, among other things:

•	On or prior to the Effective Date of the Plan, the Supporting Holders that hold the Senior Notes will contribute the Contributed Notes to New EVEP Parent Inc. in exchange for pro rata share of 95% of the New Equity Interests;

•	On the Effective Date, New EVEP Parent Inc. would contribute to Acquisition Inc. (i) the Contributed Notes, (ii) a number of shares of New Equity Interests sufficient to satisfy (a) the Notes Claims other than the Notes Claims in respect of the Contributed Notes and (b) shares of New Equity Interests to be distributed to the Existing Unitholders and (iii) the New Warrants; and in return, New EVEP Parent Inc. will receive all of the equity interests of Acquisition Inc.;

•	On the Effective Date, Acquisition Inc. will acquire all of the assets of the Partnership and certain liabilities not discharged, satisfied or as otherwise provided for under the Plan in exchange for (i) the Contributed Notes and (ii) the New Equity Interests it received from New EVEP Parent Inc.;

•	New EVEP Parent Inc. will distribute the New Equity Shares it received from Acquisition Inc. to the (i) holders of the Senior Notes that did not contribute Contributed Notes and (ii) Existing Unitholders;

•	At the conclusion of these steps, the Supporting Holders will directly own 95% of the New Equity Interests and 5% will be owned by the Existing Unitholders, subject in each case to the dilution by the MIP Shares and New Equity Interest issued in respect of the New Warrants;

•	The Senior Notes will be cancelled and discharged and the holders of those Notes will receive (directly or indirectly) New Equity Interests representing, in the aggregate, 95% of the New Equity Interests issued on the Effective Date (subject to dilution by the MIP Shares and the New Equity Interests issuable upon exercise of the New Warrants);

•	Lenders under the credit facility will receive (a) pro rata loans under the Exit Credit Facility, (b) cash in an amount equal to the accrued but unpaid interest payable to such lenders under the credit facility as of the Effective Date, and (c) unfunded commitments and letter of credit participation under the Exit Credit Facility equal to the unfunded commitments and letter of credit participation of such lender as of the Effective Date;

•	Each Existing Unitholder will receive its pro rata share of (i) New Equity Interests representing, in the aggregate, 5% of the New Equity Interests issued on the Effective Date and (ii) the New Warrants (in each case, subject to dilution by the MIP Shares and, in the case of the New Equity Interests, subject to dilution by the New Warrants);

•	General unsecured claims will receive, (i) if such claim is due and payable on or before the Effective Date, payment in full, in cash, or the unpaid portion of its allowed general unsecured claim, (ii) if such claim is not due and payable before the Effective Date, payment in the ordinary course, and (iii) other treatment, as may be agreed upon by the Debtors, the Supporting Noteholders and the holder of such general unsecured claim; and

•	New EVEP Parent Inc. will enter into the Exit Credit Facility.

The Partnership expects to emerge from the Chapter 11 Cases as a corporation, including for US federal income tax purposes.

As of April 2, 2018, the Partnership was in default under certain of its debt instruments. The Partnership’s filing of the Chapter 11 Cases described above accelerated the Partnership’s obligations under its credit facility and the Indenture governing the Senior Notes. Additionally, events of default, including cross-defaults, include a total debt to EBITDAX ratio higher than the level prescribed in the most recent tenth amendment of our credit agreement and the receipt of a going concern explanatory paragraph from the Partnership’s independent registered public accounting firm on the Partnership’s consolidated financial statements for the year ended December 31, 2017, which is subject to a 30 day grace period. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Partnership as a result of an event of default.

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

The Partnership expects to continue its operations without interruption during the pendency of the Chapter 11 Cases. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Ability to Continue as a Going Concern

As discussed above, as of April 2, 2018, the Partnership was in default under certain of its debt instruments. The Partnership’s filing of the Chapter 11 Cases described above constitutes an event of default that accelerated the Partnership’s obligations under its credit facility and the Indenture governing the Senior Notes. Additionally, other events of default, including cross-defaults, are present, including a total debt to EBITDAX ratio higher than the level prescribed in the most recent tenth amendment of our credit agreement, and the receipt of a going concern explanatory paragraph from the Partnership’s independent registered public accounting firm on the Partnership’s consolidated financial statements for the year ended December 31, 2017, subject to a 30 day grace period. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Partnership as a result of an event of default.

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

The significant risks and uncertainties related to our liquidity and the Chapter 11 Cases described above raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements for the three months ended March 31, 2018 have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

In order to decrease the Partnership’s level of indebtedness and maintain the Partnership’s liquidity at levels sufficient to meet its commitments, the Partnership has undertaken a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Partnership believes that even after taking these actions, it would not have had sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code.

See Note 2 and 10 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” and “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2017 for additional information regarding our debt instruments and bankruptcy proceedings under Chapter 11.

The Partnership expects to emerge from the Chapter 11 Cases as a corporation. We expect to retain all of our assets, which have a standardized measure of $579.4 million at December 31, 2017, and be party to the Exit Credit Facility with a $325 million borrowing base and approximately $280 million outstanding after the Effective Date, resulting in available liquidity of approximately $45 million. Additionally, at current commodity prices, we project that we will be able to fund all near-term capital expenditures with operating cash flow and generate free cash flow, which will further enhance liquidity and reduce leverage. Based on these projections, we expect to be in compliance with all of our debt covenants for the 12 months following the completion of the Restructuring. In addition, we expect to have Michael E. Mercer and Nicholas P. Bobrowski continuing in their pre-Restructuring roles as President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, have an affiliate of EnerVest continuing to act as the operator for most of our properties and have EnerVest continue to provide services to us through an omnibus agreement.

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

As specified by the SEC, the prices for oil, natural gas and natural gas liquids used to calculate our reserves were the average prices during the year determined using the price on the first day of each month. The prices utilized in calculating our total estimated proved reserves at December 31, 2017 were $51.34 per Bbl of oil and $2.976 per MMBtu of natural gas, which was lower than forward strip prices. Had we used the forward strip prices at December 31, 2017 through December 31, 2030, we estimate that the present value (discounted at 10% per annum) of estimated future net revenues of our proved reserves would have been approximately 6.0% higher and that our reserves on an Mcfe basis would have been approximately 2.6% higher than our reserves calculated using SEC prices.

Our Response to the Operating Environment and Our Operating Plan

We have taken a number of actions to preserve our liquidity and financial flexibility, including:

•	negotiating and pursuing consummation of the Restructuring, which is expected to substantially deleverage our balance sheet and reduce debt service obligations;

•	focusing on managing and enhancing our base business through continued reductions in operating costs;

•	concentrating on maintaining sufficient liquidity;

•	continuing to evaluate strategic acquisitions of long-life, producing oil and natural gas properties; and

•	attempting to further realize the value of our undeveloped acreage through either acquiring alternative sources of capital (including farmouts, production payments and joint ventures) or monetization of acreage.

We expect to continue operations without interruption during the pendency of the Chapter 11 Cases. Going forward into 2018, we plan to take additional steps to continue to preserve our liquidity and financial flexibility. These steps include:

•	focusing on managing and enhancing our base business through continued reductions in operating costs;

•	increasing our capital spending budget for 2018 to $55 - $65 million from $39.3 million in 2017, in an effort to maintain current production levels;

•	continuing to evaluate strategic acquisitions of long–life, producing oil and natural gas properties such; and

•	realizing the value of our undeveloped acreage through either alternative sources of capital (including farmouts, production payments and joint ventures) or potential monetization of acreage.

During 2017, the board of directors of EV Management announced that it had elected to suspend distributions to unitholders for all four quarters of 2017. The board of directors also elected to suspend distributions for the first quarter of 2018. While we continue to generate positive distributable cash flow, the levels of cash flow are significantly less than we generated in prior years, and not adequate to repay our outstanding indebtedness and make distributions to our unitholders. In addition, during the existence of an event of default and the Chapter 11 Cases, we are not permitted to make distributions. We do not expect to provide for cash distributions on common stock issued in the new, reorganized company post-emergence.

We typically enter into derivative instruments to reduce the impact of price volatility on our cash flows. As of March 31, 2018, we are not a party to any derivative contracts covering our production attributable to our estimated net proved reserves. As a result of the Chapter 11 Cases, finding counterparties for commodity hedges has proven difficult. Please refer to Item 7A. “Quantitative And Qualitative Disclosures About Market Risk” in this annual report for more information.

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

NASDAQ Delisting

Our common units were traded on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “EVEP” until May 11, 2018. On July 17, 2017, we received a letter from the NASDAQ notifying us that we were not in compliance with the NASDAQ Global Market’s rules that require the minimum bid price of our units to be at least $1.00 per share over a consecutive 30-trading-day period. On December 27, 2017, we applied to transfer from the NASDAQ Global Market to the NASDAQ Capital Market and requested an additional 180-day grace period to regain compliance with the NASDAQ Capital Market’s minimum bid price requirement because our common units have continued to trade below the $1.00 minimum closing bid price. In January 2018, NASDAQ approved both the transfer and the extension of the 180-day grace period, which will end on July 16, 2018. This notice from NASDAQ does not affect our business operations or trigger any default or other violation of our debt or other material obligations.

As previously disclosed, on April 3, 2018, we received a letter (the “Notification Letter”) from the listing qualifications department staff of the NASDAQ notifying us that in accordance with NASDAQ Listing Rules 5101, 5110(b), and IM5101-1, the staff of NASDAQ had determined our common units would be delisted from NASDAQ at the opening of business on April 12, 2018, and a Form 25-NSE would be filed with the Securities and Exchange Commission, unless the we requested an appeal of the determination.

Following receipt of the Notification Letter, we requested an appeal of the determination of the NASDAQ staff, which stayed our common unit’s delisting pending the appeal. Given the continued listing requirements and the expected composition of our Board of Directors post-Chapter 11, we decided to withdraw our appeal. Accordingly, the trading of our common units on NASDAQ was suspended at the opening of business on May 11, 2018, and a Form 25-NSE was filed with the Securities and Exchange Commission, which removed our common units from listing and registration on NASDAQ.

Our common units now trade on the OTC Pink Market under the symbol “EVEPQ”. We can provide no assurance that we are current in its reporting obligations or that the trading volume of the common units will be sufficient to provide for an efficient trading market.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2018	2017
Production data:
Oil (MBbls)	401	335
Natural gas liquids (MBbls)	635	512
Natural gas (MMcf)	9,980	10,366
Net production (MMcfe)	16,199	15,447
Average sales price per unit:
Oil (Bbl)	$62.08	$47.06
Natural gas liquids (Bbl)	25.60	20.93
Natural gas (Mcf)	2.64	2.88
Mcfe	4.17	3.65
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.70	$1.55
Production taxes	0.22	0.18
Total	1.92	1.73
Depreciation, depletion and amortization	1.67	1.75
General and administrative expenses	0.80	0.43

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Net loss for the three months ended March 31, 2018 was $15.4 million compared with $50.8 million for the three months ended March 31, 2017. The significant factors in this change were a $49.6 million decrease in impairment expense, partially offset by a $13.8 million unfavorable change in gain on derivatives.

Oil, natural gas and natural gas liquids revenues for the three months ended March 31, 2018 totaled $67.6 million, an increase of $11.2 million compared with the three months ended March 31, 2017. This increase in revenues was the result of an increase of $5.2 million primarily related to increased oil and natural gas liquids production combined with an increase of $4.6 million related to higher prices and an increase of $1.4 million related to the impact of adopting Accounting Standard Update No. 2014–09, Revenue from Contracts with Customers (“Topic 606”).

Lease operating expenses for the three months ended March 31, 2018 increased $3.6 million compared with the three months ended March 31, 2017 as the result of $1.3 million from a higher unit cost per Mcfe combined with $0.9 million from increased production and $1.4 million related to the impact of adopting Topic 606. Lease operating expenses were $1.70 per Mcfe in the three months ended March 31, 2018 compared with $1.55 per Mcfe in the three months ended March 31, 2017.

Depreciation, depletion and amortization (“DD&A”) for the three months ended March 31, 2018 was consistent with the three months ended March 31, 2017 as a result of $1.2 million from a lower unit cost per Mcfe, partially offset by $1.2 million increased production. The lower average DD&A rate per Mcfe reflects the change that prices had on our reserves estimates and impairments. DD&A was $1.67 per Mcfe in the three months ended March 31, 2018 compared with $1.75 per Mcfe in the three months ended March 31, 2017.

General and administrative expenses for the three months ended March 31, 2018 totaled $12.9 million, an increase of $6.2 million compared with the three months ended March 31, 2017. This increase is primarily the result of $5.2 million of restructuring costs incurred during the first quarter of 2018 combined with higher fees paid to EnerVest under the omnibus agreement, partially offset by lower compensation costs. General and administrative expenses were $0.80 per Mcfe in the three months ended March 31, 2018 compared with $0.43 per Mcfe in the three months ended March 31, 2017.

During the three months ended March 31, 2018, we incurred less than $0.1 million of leasehold impairment charges. In the three months ended March 31, 2017, we incurred proved property impairment of $49.5 million related to oil and natural gas properties located in the Mid-Continent area and the Permian Basin and leasehold impairment charges of $0.1 million.

Gain on derivatives, net was $0.4 million for the three months ended March 31, 2018 compared with $14.2 million for the three months ended March 31, 2017. This change was attributable to changes in future oil and natural gas prices. The 12 month forward price at March 31, 2018 for oil averaged $62.67 per Bbl compared with $59.40 at December 31, 2017, and the 12 month forward prices at March 31, 2018 for natural gas averaged $2.88 per MmBtu compared with $2.86 at December 31, 2017. The 12 month forward price at March 31, 2017 for oil averaged $51.72 per Bbl compared with $56.19 at December 31, 2016, and the 12 month forward prices at March 31, 2017 for natural gas averaged $3.37 per MmBtu compared with $3.61 at December 31, 2016.

Interest expense for the three months ended March 31, 2018 increased $0.5 million compared with the three months ended March 31, 2017 due to $0.6 million from a higher weighted average effective interest rate, partially offset by $0.1 million from a lower weighted average long–term debt balance.

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

In 2017 and the first quarter of 2018, in response to continued price volatility, we took a number of actions, including suspending distributions on our common units and strategic divestitures of non-core assets, to preserve our liquidity and financial flexibility. As a result of these steps, we have been able to maintain strong operations.

Our filing of the Chapter 11 Cases constitutes an event of default that accelerated our obligations under our credit facility. During the pendency of the Chapter 11 Cases, our principal sources of liquidity are expected to be limited to cash on hand and cash flows from operations. There are no assurances that cash on hand and cash flows from operations will be sufficient to fund our operations or allow us to continue as a going concern until the Plan is confirmed by the Bankruptcy Court. There are no assurances that our Plan will be confirmed by the Bankruptcy Court before the milestones set forth in our Restructuring Support Agreement. Our Restructuring Support Agreement allows for our Supporting Noteholders and our Supporting Lenders to terminate the agreement if certain milestones are not met. If the Restructuring Support Agreement were to terminate, there are no assurances that Existing Unitholders would receive New Equity Interests or New Warrants in the amounts currently contained in the agreement. See Note 2 – Chapter 11 Cases, Ability to Continue as a Going Concern and Covenant Violations to our unaudited condensed consolidated financial statements included in included in “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein to this report.

During the three months ended March 31, 2018, we spent $15.5 million of capital drilling and completing wells. For 2018, we plan to spend $55 - $65 million of capital in an effort to keep our production flat, or to achieve moderate growth which we expect to fund primarily from cash on hand, sales of asset, net cash flows generated from operations and borrowings under our expected Exit Credit Facility. We will continue monitoring the ongoing commodity price environment and expect to retain the financial flexibility to adjust plans in response to market conditions as needed.

As of May 10, 2018, we have $297.0 million outstanding under our credit facility and $343.3 million of our Senior Notes outstanding, for a total of $640.3 million. We have $30.0 million of cash on hand. We currently have limited access to additional capital. During the existence of an event of default, we have no availability under our credit agreement. We believe we have ample liquidity to fund both the Chapter 11 Cases and our post-emergence business plan.

For the remainder of 2018, we believe that cash on hand, proceeds from sales of assets, net cash flows generated from operations and borrowings under our expected Exit Credit Facility will be adequate to fund our capital budget and satisfy our short–term liquidity needs.

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

Long–term Debt

As of March 31, 2018, the credit facility had a capitalization of $1.0 billion and will expire in February 2020. Borrowings under the credit facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of March 31, 2018, the borrowing base was $325.0 million, and we had $297.0 million outstanding. During the existence of an event of default and the Chapter 11 Cases, we have no borrowing capacity under our credit facility.

As of March 31, 2018, we have $343.3 million in aggregate principal amount outstanding of our 8.0% senior notes due April 2019. As of March 31, 2018, the aggregate carrying amount of the Senior Notes was $342.7 million.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein to this report.

If the Partnership effectuates the Restructuring pursuant to the Restructuring Support Agreement and the Plan, and the Plan is approved by the Bankruptcy Court, then the claims of the lenders under the credit facility and the holders of the Senior Notes will be cancelled. See Note 2 – Chapter 11 Cases, Ability to Continue as a Going Concern and Covenant Violations to our unaudited condensed consolidated financial statements included in included in “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein to this report.

Cash and Short–term Investments

At March 31, 2018, we had $30.4 million of cash and short–term investments, which included $0.6 million of short–term investments. With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

Prior to the termination of our interest rate swaps in April 2018, all of our derivative contracts were with major financial institutions who are also lenders under our credit facility. Had one of these financial counterparties not performed, we may not have realized the benefit of some of our derivative contracts and we could have incurred a loss. As of March 31, 2018, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three Months Ended
	March 31,
	2018	2017
Operating activities	$10,929	$5,530
Investing activities	(19,459)	(59,378)
Financing activities	34,000	5,000

Operating Activities

Cash flows from operating activities provided $10.9 million and $5.5 million in the three months ended March 31, 2018 and 2017, respectively. The significant factors in the change were $11.0 million of higher revenues during 2018 and $2.5 million change in working capital, partially offset by $6.8 million increase in cash general and administrative expenses primarily associated with restructuring costs.

Investing Activities

During the three months ended March 31, 2018, we spent $19.5 million for additions to our oil and natural gas properties. During the three months ended March 31, 2017, we spent $58.7 million for acquisitions of oil and natural gas properties and spent $0.7 million for additions to our oil and natural gas properties.

Financing Activities

During the three months ended March 31, 2018, we received $34.0 million from borrowings under our credit facility.

During the three months ended March 31, 2017, we received $10.0 million from borrowings under our credit facility and repaid $5.0 million of long-term debt borrowings.

Off-Balance Sheet Arrangements

In the normal course of business, we may enter into off-balance sheet arrangements that give rise to off-balance sheet obligations. As of March 31, 2018, we have entered into off-balance sheet arrangements which totaled $0.2 million.

Contractual Obligations

We have various contractual obligations in the normal course of our operations. For further information, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the disclosure since year-end 2017.

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

The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely”, and similar expressions, and the negative thereof, are intended to identify forward–looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information. We do not undertake any obligation to update or revise publicly any forward–looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Form 10–Q including, but not limited to:

•	risks and uncertainties associated with the Chapter 11 Cases described in this quarterly report, including our ability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern;

•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;

•	our ability to obtain the approval of the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

•	the effects of the Chapter 11 Cases on the Partnership and on the interests of various constituents, including holders of our common units;

•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

•	the length of time that the Partnership will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	risks associated with third-party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate the Plan;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;

•	increased advisory costs to execute a reorganization;

•	the impact of the NASDAQ’s delisting of our common units on the liquidity and market price of our common units and on our ability to access the public capital markets;

•	risks relating to any of our unforeseen liabilities;

•	fluctuations in prices of oil, natural gas and natural gas liquids and the length of time commodity prices remain depressed;

•	significant disruptions in the financial markets;

•	future capital requirements and availability of financing;

•	uncertainty inherent in estimating our reserves;

•	risks associated with drilling and operating wells;

•	discovery, acquisition, development and replacement of reserves;

•	cash flows and liquidity;

•	timing and amount of future production of oil, natural gas and natural gas liquids;

•	availability of drilling and production equipment;

•	marketing of oil, natural gas and natural gas liquids;

•	developments in oil and natural gas producing countries;

•	competition;

•	general economic conditions;

•	governmental regulations;

•	activities taken or non–performance by third parties, including suppliers, contractors, operators, transporters and purchasers of our production and counterparties to our derivative financial instrument contracts;

•	hedging decisions, including whether or not to enter into derivative financial instruments;

•	actions of third party co–owners of interest in properties in which we also own an interest;

•	fluctuations in interest rates and the value of the US dollar in international currency markets; and

•	our ability to effectively integrate companies and properties that we acquire.

All of our forward–looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2017 and in “Item 1A. Risk Factors” contained herein.

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

As of March 31, 2018, we did not have any commodity hedges in place. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility and interest rate swaps also expose us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the three months ended March 31, 2018 would have increased by approximately $0.7 million. The fair value of our interest rate swaps at March 31, 2018 was an asset of approximately $1.5 million. A 1% change in interest rates with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such interest rate swaps) of our interest rate swaps of approximately $0.9 million.

In April 2018, in conjunction with our Chapter 11 filing, we terminated our interest rate swaps for the period of April 2018 to September 2020, which resulted in a cash settlement received in April 2018 of $1.6 million. Please see “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10–K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The information set forth in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in “Item 1. Condensed Consolidated Financial Statements (unaudited)” contained in this quarterly report is incorporated into this item by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1	First Amended and Restated Partnership Agreement EV Energy Partners, L.P. (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.2	First Amended and Restated Partnership Agreement of EV Energy GP, L.P. (incorporated by reference from Exhibit 3.2 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.3	Amended and Restated Limited Liability Company Agreement of EV Management, LLC. (incorporated by reference from Exhibit 3.3 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 5, 2006).

3.4	First Amendment dated April 15, 2008 to First Amended and Restated Partnership Agreement of EV Energy Partners, L.P., effective as of January 1, 2007 (incorporated by reference from Exhibit 3.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on April 18, 2008).

4.1	Indenture, dated as of March 22, 2011, by and among EV Energy Partners, L.P., EV Energy Finance Corp., the Guarantors named therein and U.S. National Bank Association, as trustee (incorporated by reference from Exhibit 4.1 to EV Energy Partners L.P.’s current report on Form 8–K filed with the SEC on March 22, 2011).

10.1	Tenth Amendment to Second Amended and Restated Credit Agreement and Second Amendment to Second Amended and Restated Guaranty and Collateral Agreement, dated October 23, 2017, among EV Properties, L.P., the Guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatory thereto (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8–K filed with the SEC on October 25, 2017).

10.2	Restructuring Support Agreement, dated as of March 13, 2018, among the Debtors, the Supporting Parties and the EnerVest Parties (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8-K filed with the SEC on March 14, 2018).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV Energy Partners, L.P.
(Registrant)

Date: May 14, 2018	By:	/s/ NICHOLAS BOBROWSKI
Nicholas Bobrowski
Vice President and Chief Financial Officer

