Form 10-Q
period 2018-06-30
Harvest Oil & Gas Corp.
filed 2018-08-20
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-33024

Harvest Oil & Gas Corp.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction	83–0656612
of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin, Suite 450, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

YES ☐ NO ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES  ☑    NO  ☐

As of August 15, 2018, the registrant had 10,000,016 shares of common stock, par value of $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Harvest Oil & Gas Corp.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares/units)

(Unaudited)

	Successor	Predecessor
	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,354	$4,896
Restricted cash	7,650	-
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	48,794	47,694
Other	1,377	78
Derivative asset	-	3,052
Other current assets	2,628	5,713
Total current assets	65,803	61,433

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; June 30, 2018, $2,730; December 31, 2017, $1,191,559	617,327	1,375,527
Long–term derivative asset	232	-
Other assets	6,164	4,845
Total assets	$689,526	$1,441,805

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Third party	$35,303	$43,817
Related party	-	4,194
Derivative liability	4,184	396
Current portion of long-term debt	-	605,549
Total current liabilities	39,487	653,956

Asset retirement obligations	120,598	158,793
Long–term debt, net	280,000	-
Long–term derivative liability	280	-
Other long–term liabilities	1,021	1,044

Commitments and contingencies (Note 10)

Stockholders’ / owners’ equity:
Predecessor common unitholders – 49,368,869 units issued and outstanding as of December 31, 2017	-	648,371
Predecessor general partner interest	-	(20,359)
Successor common stock – $0.01 par value; 65,000,000 shares authorized; 10,000,016 shares issued and outstanding as of June 30, 2018	100	-
Successor additional paid-in capital	248,578	-
Successor retained earnings (accumulated deficit)	(538)	-
Total stockholders’ / owners’ equity	248,140	628,012
Total liabilities and equity	$689,526	$1,441,805

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.

Condensed Consolidated Statements of Operations

(In thousands, except per share/unit data)

(Unaudited)

	Successor	Predecessor
	One Month	Two Months	Three Months
	Ended	Ended	Ended
	June 30, 2018	May 31, 2018	June 30, 2017
Revenues:
Oil, natural gas and natural gas liquids revenues	$21,535	$42,749	$55,404
Transportation and marketing–related revenues	185	340	648
Total revenues	21,720	43,089	56,052

Operating costs and expenses:
Lease operating expenses	9,375	17,828	26,235
Cost of purchased natural gas	129	242	460
Dry hole and exploration costs	43	40	75
Production taxes	970	1,818	2,496
Accretion expense on obligations	789	1,279	1,870
Depreciation, depletion and amortization	2,730	19,194	21,531
General and administrative expenses	2,029	7,923	7,023
Impairment of oil and natural gas properties	-	-	18,397
(Gain) loss on sales of oil and natural gas properties	(19)	7	(9)
Total operating costs and expenses	16,046	48,331	78,078

Operating income (loss)	5,674	(5,242)	(22,026)

Other income (expense), net:
Gain (loss) on derivatives, net	(4,232)	45	6,511
Interest expense	(1,199)	(3,176)	(10,435)
Other income, net	27	474	723
Total other income (expense), net	(5,404)	(2,657)	(3,201)

Reorganization items, net	(808)	(587,325)	-

Loss before income taxes	(538)	(595,224)	(25,227)

Income tax benefit	-	148	66

Net loss	$(538)	$(595,076)	$(25,161)

Basic and diluted earnings per share / unit:
Net loss	$(0.05)	$(11.81)	$(0.50)

Weighted average common shares / units outstanding
(basic and diluted)	10,000	49,369	49,369

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.

Condensed Consolidated Statements of Operations

(In thousands, except per share/unit data)

(Unaudited)

	Successor	Predecessor
	One Month	Five Months	Six Months
	Ended	Ended	Ended
	June 30, 2018	May 31, 2018	June 30, 2017
Revenues:
Oil, natural gas and natural gas liquids revenues	$21,535	$110,307	$111,723
Transportation and marketing–related revenues	185	724	1,316
Total revenues	21,720	111,031	113,039

Operating costs and expenses:
Lease operating expenses	9,375	45,372	50,174
Cost of purchased natural gas	129	557	940
Dry hole and exploration costs	43	122	55
Production taxes	970	5,343	5,255
Accretion expense on obligations	789	3,176	3,869
Depreciation, depletion and amortization	2,730	46,196	48,511
General and administrative expenses	2,029	15,648	13,719
Restructuring costs	-	5,211	-
Impairment of oil and natural gas properties	-	3	67,984
(Gain) loss on sales of oil and natural gas properties	(19)	5	(35)
Total operating costs and expenses	16,046	121,633	190,472

Operating income (loss)	5,674	(10,602)	(77,433)

Other income (expense), net:
Gain (loss) on derivatives, net	(4,232)	444	20,740
Interest expense	(1,199)	(13,652)	(20,409)
Other income, net	27	776	1,081
Total other income (expense), net	(5,404)	(12,432)	1,412

Reorganization items, net	(808)	(587,325)	-

Loss before income taxes	(538)	(610,359)	(76,021)

Income tax (expense) benefit	-	(166)	29

Net loss	$(538)	$(610,525)	$(75,992)

Basic and diluted earnings per share / unit:
Net loss	$(0.05)	$(12.12)	$(1.51)

Weighted average common shares / units outstanding
(basic and diluted)	10,000	49,369	49,345

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.

Condensed Consolidated Statements of Changes in Owners’ Equity (Predecessor)

(In thousands)

(Unaudited)

		General
	Common	Partner	Total Owners'
	Unitholders	Interest	Equity
Balance, December 31, 2017 (Predecessor)	$648,371	$(20,359)	$628,012
Contribution from general partner	-	40	40
Equity–based compensation	3,708	76	3,784
Net loss	(598,314)	(12,211)	(610,525)
Issuance of common stock to Predecessor common unitholders	(11,967)	-	(11,967)
Issuance of warrants to Predecessor common unitholders	(9,345)	-	(9,345)
Cancellation of Predecessor common unitholders	(32,453)	-	(32,453)
Cancellation of Predecessor general partner interest	-	32,454	32,454
Balance, May 31, 2018 (Predecessor)	$-	$-	$-

Condensed Consolidated Statements of Equity (Successor)

(In thousands)

(Unaudited)

				Retained
	Common Stock		Additional	Earnings	Total
	Shares Issued	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders' Equity
Issuance of successor common stock to holders of the Senior Notes	9,500	$95	$227,271	$-	$227,366
Issuance of successor common stock to predecessor common unitholders	500	5	11,962	-	11,967
Issuance of warrants	-	-	9,345	-	9,345
Balance, May 31, 2018 (Successor)	10,000	100	248,578	-	248,678
Net loss	-	-	-	(538)	(538)
Balance, June 30, 2018 (Successor)	10,000	$100	$248,578	$(538)	$248,140

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Successor	Predecessor
	One Month	Five Months	Six Months
	Ended	Ended	Ended
	June 30, 2018	May 31, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(538)	$(610,525)	$(75,992)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Accretion expense on obligations	789	3,176	3,869
Depreciation, depletion and amortization	2,730	46,196	48,511
Share–based compensation cost	-	3,784	2,204
Impairment of oil and natural gas properties	-	3	67,984
(Gain) loss on sales of oil and natural gas properties	(19)	5	(35)
(Gain) loss on derivatives, net	4,232	(444)	(20,740)
Cash settlements of matured derivative contracts	-	3,099	(2,929)
Reorganization items, net	-	573,304	-
Other	60	248	523
Changes in operating assets and liabilities:
Accounts receivable	876	(3,518)	(7,859)
Other current assets	(354)	1,853	847
Accounts payable and accrued liabilities	1,490	4,405	(5,967)
Other, net	(790)	69	(217)
Net cash flows provided by operating activities	8,476	21,655	10,199

Cash flows from investing activities:
Acquisition of oil and natural gas properties	-	-	(58,651)
Additions to oil and natural gas properties	(7,220)	(29,727)	(3,635)
Reimbursements related to oil and natural gas properties	-	652	-
Proceeds from sale of oil and natural gas properties	16	3	1,989
Other	-	26	17
Net cash flows used in investing activities	(7,204)	(29,046)	(60,280)

Cash flows from financing activities:
Repayment of long-term debt borrowings	(17,000)	-	(21,000)
Long–term debt borrowings	-	34,000	17,000
Loan costs incurred	-	(2,813)	-
Contributions from general partner	-	40	-
Net cash flows provided by (used in) financing activities	(17,000)	31,227	(4,000)

Increase (decrease) in cash, cash equivalents and restricted cash	(15,728)	23,836	(54,081)
Cash, cash equivalents and restricted cash – beginning of period	28,732	4,896	57,633
Cash, cash equivalents and restricted cash – end of period	$13,004	$28,732	$3,552

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Nature of Operations

Harvest Oil & Gas Corp. is a newly formed Delaware corporation and the successor reporting company to EV Energy Partners, L.P. (“EVEP”) pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended. As used herein, the terms “Successor”, “Harvest”, or the “Company” refer to Harvest Oil & Gas Corp. and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. When referring to the “Predecessor” or the “Partnership” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to EVEP, the predecessor that was dissolved following the Effective Date (as defined below) of the Plan (as defined below) and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.

Unless the context requires otherwise, references to: (i) the “Predecessor’s general partner” and “EV Energy GP” refer to EV Energy GP, L.P., a Delaware limited partnership, the Predecessor’s general partner, which was dissolved following the Effective Date of the Plan; (ii) “EV Management” refers to EV Management, LLC, a Delaware limited liability company, the former general partner of the Predecessor’s general partner; and (iii) “EnerVest” refers to EnerVest, Ltd., a Texas limited partnership, the owner of EV Management.

Harvest is an independent oil and natural gas company that was formed in June 2018, in connection with the reorganization of the Predecessor. The Predecessor was publicly traded from September 2006 to June 2018. As discussed further in Note 2, on April 2, 2018, EV Energy Partners, L.P. (the “Debtor”), and 13 affiliated debtors (collectively, the “Debtors”) each filed a voluntary petition (the cases commenced thereby, the “Chapter 11 proceedings”) for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Chapter 11”) for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) via Case No. 18-10814. The Debtors requested that their cases be jointly administered under Case No. 18-10814 to pursue the prepackaged plan of reorganization. During the pendency of the Chapter 11 proceedings, the Debtor continued to operate its businesses and manage its properties under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court as a “Debtors-in-Possession”. On May 17, 2018, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ First Modified Joint Prepackaged Plan of Reorganization (as amended, modified and supplemented from time to time, the “Plan”). The Plan became effective on June 4, 2018 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied and the Company emerged from bankruptcy.

The Company operates one reportable segment engaged in the acquisition, development and production of oil and natural gas properties, and all of its operations are located in the United States. From time to time, the Company may look to divest non-core assets and use proceeds to concentrate in existing position, venture into new basins or repay bank debt. The oil and natural gas properties of Harvest are located in the Barnett Shale, the San Juan Basin, the Appalachian Basin (which includes the Utica Shale), Michigan, Central Texas (which includes the Austin Chalk area and the Eagle Ford Shale), the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Permian Basin and the Monroe Field in Northern Louisiana.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in EVEP’s Annual Report on Form 10–K for the year ended December 31, 2017.

All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and unit amounts in tabulations are in thousands of dollars and units, respectively, unless otherwise indicated

Bankruptcy Accounting

The unaudited condensed consolidated financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 Reorganizations (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that were realized or incurred related to the bankruptcy proceedings are recorded in “Reorganization items, net” on the Company’s condensed consolidated statements of operations.

Upon emergence from bankruptcy on June 4, 2018, the Company elected to adopt and apply the relevant guidance provided in GAAP with respect to the accounting and financial statement disclosures for entities that have emerged from Chapter 11 (“fresh start accounting”) effective May 31, 2018 to coincide with the timing of the Company’s normal accounting period close. As a result of the application of fresh start accounting and the effects of the implementation of the plan of reorganization, the condensed consolidated financial statements as of or after May 31, 2018, are not comparable with the condensed consolidated financial statements prior to that date. To facilitate the financial statement presentations, the Company refers to the reorganized company in these unaudited condensed consolidated financial statements and notes as the “Successor” for periods subsequent to May 31, 2018 and “Predecessor” for periods prior to June 1, 2018. Furthermore, the unaudited condensed consolidated financial statements and notes have been presented with a “black line” division to delineate the lack of comparability between the Predecessor and Successor. See Note 3 for additional information.

Use of Estimates

 The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. While Harvest believes that the estimates and assumptions used in the preparation of the unaudited condensed consolidated financial statements are appropriate, actual results could differ from those estimates.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09, Revenue from Contracts with Customers (“ASU 2014-09”). This ASU, as amended, superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. The Partnership implemented ASU 2014-09 as of January 1, 2018 using the modified retrospective method. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements. See Note 4 for additional details about the impact upon adoption and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities arising from leases on the balance sheet. ASU 2016-02 further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. ASU 2016-02 requires disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”), which permits an entity an optional election to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases prior to the adoption of ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”), which permits an entity (i) to apply the provisions of ASU 2016-02 at the adoption date instead of the earliest period presented in the financial statements, and, as a lessor, (ii) to account for lease and nonlease components as a single component as the nonlease components would otherwise be accounted for under the provisions of ASU 2014-09. For public entities, ASU 2016-02 and other related ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. The Company is continuing to evaluate the impact of this standard on its financial statements and is continuing its assessment of ASU 2016-02 by implementing its project plan, evaluating certain operational and corporate policies and processes, further defining the population of leases under the revised definition and reviewing numerous contracts. The Company does not intend to early adopt this standard, but plans to apply the new standard for its interim and annual reporting periods starting January 1, 2019 using a modified retrospective approach. The Company also plans to elect the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases or (iii) initial direct costs for any existing leases. Additionally, the Company plans to elect the practical expedient under ASU 2018-01 and not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date. The adoption of this standard will result in an increase in the assets and liabilities on the Company’s consolidated balance sheets. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standards will extend over future periods.

In August 2016, the FASB issued ASU No. 2016–15, Statement of Cash Flows. This ASU addresses certain cash flow issues with the objective of reducing the existing diversity in practice in how the cash receipts and cash payments are presented and classified in the statement of cash flows. The Partnership adopted ASU 2016–15 on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18: Statement of Cash Flows– Restricted Cash. The main objective of ASU 2016-18 is to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Partnership adopted ASU 2016-18 on January 1, 2018. The adoption of this ASU resulted in a change to the condensed consolidated statement of cash flows for the six months ended June 30, 2017. For the six months ended June 30, 2017, the $5.5 million cash and cash equivalents – beginning of year was revised to $57.6 million cash, cash equivalents and restricted cash – beginning of year and the net cash used in investing activities was increased from $8.2 million to $60.3 million.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The main objective of ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments of this ASU (i) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (ii) remove the evaluation of whether a market participant could replace missing elements. The Partnership adopted ASU 2017-01 on January 1, 2018, and the ASU will be applied prospectively to any acquisitions.

No other new accounting pronouncements issued or effective during the six months ended June 30, 2018 have had or are expected to have a material impact on the unaudited condensed consolidated financial statements other than those disclosed in EVEP’s Annual Report on Form 10-K for the year ended December 31, 2017.

Subsequent Events

The Company evaluated subsequent events for appropriate accounting and disclosure through the date these unaudited condensed consolidated financial statements were issued.

In August 2018, the Company entered into a definitive agreement to sell certain oil and gas properties in Central Texas to a third party for $3.5 million (subject to purchase price adjustments).

NOTE 2. EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On March 13, 2018, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with (i) holders (collectively, the “Supporting Noteholders”) of approximately 70% of the 8.0% senior unsecured notes due April 2019 (the “Senior Notes”) issued pursuant to that certain indenture, dated as of March 22, 2011 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), among EVEP, EV Energy Finance Corp., each of the guarantors party thereto, and Delaware Trust Company, as indenture trustee, that are signatories to the Restructuring Support Agreement; (ii) lenders under the Predecessor’s reserve-based lending facility, by and among EVEP, EV Properties, L.P., JPMorgan Chase Bank, N.A., as administrative agent, BNP Paribas and Wells Fargo, National Association, as co-syndication agents, the guarantors party thereto (the “credit facility”), and the lenders signatory thereto, initially constituting approximately 94%, but subsequently increased to 100%, of the principal amount outstanding thereunder; (iii) EnerVest; and (iv) EnerVest Operating, L.L.C. (“EnerVest Operating”). The Restructuring Support Agreement set forth, subject to certain conditions, the commitment of the Debtors and the consenting creditors to support a comprehensive restructuring of the Debtors’ long-term debt (the “Restructuring”).

On April 2, 2018 (the “Petition Date”), the Debtors each filed Chapter 11 proceedings for relief under Chapter 11 in the Bankruptcy Court. The Debtors’ Chapter 11 proceedings were jointly administered under the caption In re EV Energy Partners, L.P., et al., Case No. 18-10814.

On May 17, 2018, the Bankruptcy Court entered the Confirmation Order confirming the Debtors’ Plan.

On June 4, 2018, the Debtors satisfied the conditions to effectiveness of the Plan, the Plan became effective in accordance with its terms and the Company emerged from bankruptcy. Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession from April 2, 2018 through June 4, 2018. As such, certain aspects of the Chapter 11 proceedings and related matters are described below in order to provide context to the Company’s financial condition and results of operations for the period presented.

Plan of Reorganization

In accordance with the Plan, on the Effective Date:

•	The Successor issued (i) 9,500,000 new shares of its common stock, par value $0.01 per share (“common stock”) pro rata to holders of the Senior Notes with claims allowed under the Plan; (ii) 500,016 shares of common stock pro rata to holders of units of EVEP prior to the Effective Date; (iii) 800,000 warrants (the “Warrants”) to purchase 800,000 shares of the Company’s common stock to holders of units of EVEP prior to the Effective Date exercisable for a five-year period commencing on the Effective Date entitling their holders upon exercise thereof, on a pro rata basis, to 8% of the total issued and outstanding common stock (including common stock as of the Effective Date issuable upon full exercise of the Warrants, but excluding any common stock issuable under the Company’s Management Incentive Plan (the “MIP”)), at a per share exercise price of $37.48; (iv) 79,000 shares of 8% Cumulative Nonparticipating Redeemable Series A Preferred Stock (the “Series A Preferred Stock”) to its indirectly wholly-owned subsidiary EV Midstream, L.P. for consideration of $790,000; and (v) 21,000 shares of Series A Preferred Stock to one employee of the Company and one employee of EnerVest for consideration of services to the Company, which vest on the earlier of (i) June 4, 2019 or (ii) immediately prior to the consummation of a Sale Transaction as such term is defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock (the “Certificate of Designations”);

•	The holders of claims under the Predecessor’s credit facility received full recovery, consisting of (i) their pro rata share of the $1 billion new reserve-based revolving loan (the “Exit Credit Facility”), as further discussed in Note 9; (ii) cash in amount equal to the accrued but unpaid interest payable to such lenders under the credit facility as of the Effective Date; and (iii) unfunded commitments and letter of credit participation under the Exit Credit Facility equal to the unfunded commitments and letter of credit participation of such lender as of the Effective Date;

•	The Senior Notes were cancelled and the Predecessor’s liability thereunder discharged, and the holders of the Notes received (directly or indirectly) their pro rata share of New Common Stock representing, in the aggregate, 95% of the New Common Stock on the Effective Date (subject to dilution by the MIP and the common shares issuable upon exercise of the Warrants);

•	The Predecessor’s common units were cancelled, and each common unitholder received its pro rata share of: (i) 5% of the New Common Shares and (ii) the Warrants;

•	The holders of administrative expense claims, other priority claims and general unsecured creditors of the Predecessor received in exchange for their claims payment in full in cash or otherwise had their rights unimpaired under Title 11 of the United States Code;

•	The Successor entered into a registration rights agreement (the “Registration Rights Agreement”) with certain recipients of shares of its common stock pursuant to which the Successor agreed to, among other things, file a shelf registration statement (the “Initial Shelf Registration Statement”) and use its reasonable best efforts to have the Initial Shelf Registration Statement declared effective as soon as possible after the date of this current report on Form 10-Q;

•	The Successor adopted the MIP, pursuant to which employees, directors, consultants and other service providers of the Company and its subsidiaries are eligible to receive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of the Effective Date, an aggregate of 689,362 shares of common stock are reserved for issuance under the MIP, all of which may be granted in the form of incentive stock options;

•	The terms of the Predecessor’s board of directors automatically expired on the Effective Date. The Successor formed a new five-member board of directors consisting of the Chief Executive Officer and two new members designated by certain parties to the Restructuring Support Agreement and two independent members; and

•	General unsecured claims received, (i) if such claim was due and payable on or before the Effective Date, payment in full, in cash, or the unpaid portion of its allowed general unsecured claim, (ii) if such claim was not due and payable before the Effective Date, payment in the ordinary course, and (iii) other treatment, as may be agreed upon by the Debtors, the Supporting Noteholders and the holder of such general unsecured claim; and

•	The Company converted from a limited partnership to a corporation.

NOTE 3. FRESH START ACCOUNTING

In connection with emergence from the Chapter 11 proceedings on the Effective Date, the Company applied the provisions of fresh start accounting, pursuant to ASC 852, Reorganizations (“ASC 852”), to its consolidated financial statements, which resulted in the Company becoming a new entity for financial reporting purposes. Harvest qualified for fresh start accounting as (i) the holders of existing voting common units of the Predecessor received less than 50% of the voting shares of the emerged entity and (ii) the reorganization value of assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. ASC 852 requires that fresh start accounting be applied when the Bankruptcy Court enters the Confirmation Order confirming the Plan, or as of a later date when all material conditions precedent to the effectiveness of the Plan are resolved, which was June 4, 2018. The Company elected to apply fresh start accounting effective May 31, 2018, to coincide with the timing of its normal accounting period close. The Company evaluated the events between May 31, 2018 and June 4, 2018 and concluded that the use of an accounting convenience date of May 31, 2018 did not have a material impact on the results of operations or financial position.

Upon adoption of fresh start accounting, the reorganization value derived from the enterprise value was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with Accounting Standards Codification 805 Business Combinations (“ASC 805”). The amount of deferred income taxes recorded was determined in accordance with Accounting Standards Codification 740 Income Taxes (“ASC 740”). The Effective Date fair values of the Company’s assets and liabilities differed materially from their recorded values as reflected on the historical balance sheet of the Predecessor. The effects of the Plan and the application of fresh start accounting were reflected in the condensed consolidated financial statements as of May 31, 2018, and the related adjustments thereto were recorded on the condensed consolidated statement of operations for the five months ended May 31, 2018.

As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, the Company’s condensed consolidated financial statements subsequent to May 31, 2018, are not comparable to its condensed consolidated financial statements prior to May 31, 2018. References to “Successor” relate to the financial position and results of operations of the reorganized Company as of and subsequent to May 31, 2018. References to “Predecessor” relate to the financial position of the Company prior to, and results of operations through and including, May 31, 2018.

The Company’s condensed consolidated financial statements and related footnotes are presented with a black line division, which delineates the lack of comparability between amounts presented after May 31, 2018, and amounts presented on or prior to May 31, 2018. The Company’s financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material.

Reorganization Value

In the disclosure statement associated with the Plan, which was confirmed by the Bankruptcy Court, the Successor’s enterprise value was estimated to be within a range of $450 million to $550 million, with a midpoint estimate of approximately $500 million. Enterprise value represents the estimated fair value of a company’s interest-bearing debt, its stockholders’ equity and working capital. Based on the estimates and assumptions utilized in the fresh start accounting process, the Company estimated the Successor’s enterprise value to be approximately $524.6 million before the consideration of cash and cash equivalents on hand at the Effective Date. Reorganization value represents the fair value of the Successor’s total assets prior to the consideration of liabilities and is intended to approximate the amount a willing buyer would pay for the assets immediately after a restructuring. The reorganization value, which was derived from the Successor’s enterprise value, was allocated to the Company’s individual assets based on their estimated fair values.

The following table is a reconciliation of the enterprise value to the estimated fair value of the Successor’s common stock at the Effective Date (in thousands):

Enterprise Value	$524,596
Plus: Cash and cash equivalents	21,082
Less: Fair value of debt	(297,000)
Fair value of successor equity	$248,678

The following table is a reconciliation of the enterprise value to the reorganization value of the Successor assets at the Effective Date (in thousands):

Enterprise Value	$524,596
Plus: Cash and cash equivalents	21,082
Plus: Other working capital liabilities	36,787
Plus: Other long-term liabilities	121,041
Reorganization value of Successor assets	$703,506

Our assets consist primarily of producing oil and natural gas properties. The fair values of proved and unproved oil and natural gas properties were estimated using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. The factors to determine fair value include, but are not limited to, estimates of: (i) economic reserves, (ii) future operating and development costs, (iii) future commodity prices and (iv) a market-based weighted average cost of capital. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change. The underlying commodity prices embedded in the Company’s estimated cash flows are the product of a process that incorporates forward commodity pricing, analyst pricing estimates and adjustments for estimated location and quality differentials, as well as other factors as necessary that the Company’s management believes will impact realizable prices. The fair value of support equipment and facilities were estimated using a cost approach, based on current replacement costs of the assets less depreciation based on the estimated economic useful lives of the assets and age of the assets.

See below under the caption “Fresh Start Adjustments” for additional information regarding assumptions used in the valuation of the Company’s various other significant assets and liabilities.

Condensed Consolidated Balance Sheet

The adjustments included in the following condensed consolidated balance sheet reflect the effect of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

	As of May 31, 2018
		Reorganization		Fresh Start
	Predecessor	Adjustments (1)		Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$35,020	$(13,938	)(2)	$-		$21,082
Restricted cash	-	7,650	(3)	-		7,650
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	48,986	1,261	(4)	-		50,247
Related party	1,503	(1,503	)(4)	-		-
Other	800	-		-		800
Other current assets	4,580	(527	)(5)	(1,791	)(12)	2,262
Total current assets	90,889	(7,057)		(1,791)		82,041
Oil and natural gas properties, net	1,355,504	-		(739,486	)(13)	616,018
Other assets	4,507	1,941	(6)	(1,001	)(14)	5,447
Total assets	$1,450,900	$(5,116)		$(742,278)		$703,506

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,922	$2,177	(7)	$(312	)(15)	$36,787
Current portion of long-term debt	297,000	(297,000	)(8)	-		-
Total current liabilities	331,922	(294,823)		(312)		36,787
Liabilities subject to compromise	356,066	(356,066	)(9)	-		-
Asset retirement obligations	161,661	-		(41,641	)(15)	120,020
Long–term debt, net	-	297,000	(8)	-		297,000
Other long–term liabilities	1,021	-		-		1,021
Total liabilities	850,670	(353,889)		(41,953)		454,828
Commitments and contingencies (Note 10)
Stockholders' / owners’ equity:
Predecessor common unitholders	621,144	65,175	(10)	(686,319	)(16)	-
Predecessor general partner interest	(20,914)	34,920	(10)	(14,006	)(16)	-
Successor common stock	-	100	(11)	-		100
Successor additional paid-in capital	-	248,578	(11)	-		248,578
Total stockholders' / owners’ equity	600,230	348,773		(700,325)		248,678
Total liabilities and equity	$1,450,900	$(5,116)		$(742,278)		$703,506

Reorganization Adjustments

(1)	Reflects amounts recorded as of the Effective Date for the implementation of the Plan, including among other items, settlement of the Predecessor’s liabilities subject to compromise, cancellation of the Predecessor’s equity, issuance of the Successor New Common Shares and the Warrants, repayment of certain of Predecessor’s liabilities and settlement with holders of the Senior Notes.

(2)	Reflects the changes in cash and cash equivalents, including the following:

Funding of the professional fees escrow account	$(7,650)
Payment of debt issuance costs on the Successor Exit Credit Facility	(2,813)
Payment of professional fees	(1,591)
Payment of success fees	(1,573)
Payment of derivative settlement	(216)
Payment of accrued interest payable under the Predecessor credit facility	(135)
Transfer of funds from Predecessor's general partner	40
Changes in cash and cash equivalents	$(13,938)

(3)	Reflects the transfer of restricted cash to fund the professional fees escrow account.

(4)	Primarily reflects the reclassification of the related party net receivable from EnerVest to a third party receivable as EnerVest is no longer a related party as result of the restructuring. Also, reflects the cancellation of related party claims of $0.2 million with the general partner of EVEP as a result of the Debtor’s emergence from Chapter 11 bankruptcy proceedings.

(5)	Represents the expense of certain prepaid professional fees as a result of the Debtor’s emergence from Chapter 11 bankruptcy proceedings.

(6)	Reflects the capitalization of the deferred financing costs of $2.8 million related to the Successor’s Exit Credit Facility, offset by the write-off of $0.8 million of deferred financing costs related to the Predecessor’s credit facility.

(7)	Net increase in Accounts payable and accrued liabilities reflects the following:

Recognition of payables for success fees	$4,086
Recognition of payables for professional fees	32
Payment of professional fees	(1,590)
Payment of derivative settlement	(216)
Payment of accrued interest payable under the Predecessor credit facility	(135)
Net increase in accounts payable and accrued liabilities	$2,177

(8)	Reflects the reclassification of $297.0 million in borrowings under the Exit Credit Facility to long-term debt.

(9)	Settlement of liabilities subject to compromise and the resulting net gain were determined as follows:

Senior Notes	$343,348
Accrued interest payable	12,718
Total liabilities subject to compromise of Predecessor	356,066
Issuance of common stock to holders of the Senior Notes	(227,366)
Gain on settlement of liabilities subject to compromise	$128,700

The amount of disallowed interest during the period from the Petition Date through the Effective Date of emergence not included in the accrued interest payable in the table above was $4.7 million.

(10)	Reflects the cancellation of the Predecessor company common unitholders and general partner interest.

		General
	Common	Partner
	Unitholders	Interest
Net gain from reorganization adjustments	$118,940	$2,426
Contribution from general partner	-	40
Issuance of common stock to Predecessor common unitholders	(11,967)	-
Issuance of warrants to Predecessor common unitholders	(9,345)	-
Cancellation of Predecessor common unitholders / general partner interest	(32,453)	32,454
	$65,175	$34,920

(11)	Reflects the issuance of 10,000,016 shares of common stock at a par value of $0.01 per share in accordance with the Plan, and the issuance of 800,000 warrants in accordance with the Plan. The fair value of the Warrants was determined by using the Black-Scholes model and were reasonably estimated to be approximately $11.68 per share. See Note 12 for additional information on the issuance of the Successor’s Warrants.

Issuance of shares of Successor common stock at par value of $0.01 per share	$100
Additional paid-in capital from issuance of Successor common stock	239,233
Additional paid-in capital from issuance of Successor warrants	9,345
Fair value of Successor equity	$248,678

See Note 12 for additional information on the issuances of the Successor’s equity.

Fresh Start Adjustments

(12)	Reflects the adjustment to write-down certain other current assets to fair value.

(13)	Reflects a decrease of oil and natural gas properties, net. In determining the fair value of the oil and gas properties both the income and market approach were utilized and the accumulated depreciation, depletion and impairment was eliminated. The following table summarizes the components of oil and natural gas properties as of the Effective Date: based on the methodology discussed above and the elimination of accumulated depreciation, depletion and impairment. The fresh start adjustments to oil and natural gas properties, net are as follows:

	Successor	Predecessor
	Fair Value	Historical Book Value
Proved oil and natural gas properties	$547,136	$2,593,249
Unproved oil and natural gas properties	68,882	-
	616,018	2,593,249
Accumulated depreciation, depletion and amortization	-	(1,237,745)
Net capitalized costs	$616,018	$1,355,504

(14)	Reflects the write-off of immaterial other assets not anticipated to have value to Harvest.

(15)	Reflects a decrease of $42.0 million for asset retirement obligations. The fair value of asset retirement obligations was estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plugging and abandonment costs per well based on existing regulatory requirements, (ii) remaining life per well, (iii) future inflation factors and (iv) a credit-adjusted risk free rate.

(16)	Reflects the cumulative impact of the fresh start adjustments discussed above.

Reorganization Items, Net

The Company has incurred significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items, net represent costs, gains and losses directly associated with the Chapter 11 proceedings since the Petition Date.

The following table summarizes the components of reorganization items, net included in the accompanying unaudited condensed consolidated statements of operations:

	Successor	Predecessor
	One Month	Two Months	Five Months
	Ended	Ended	Ended
	June 30, 2018	May 31, 2018	May 31, 2018
Gain on settlement of liabilities subject to compromise	$-	$128,700	$128,700
Fresh start valuation adjustments	-	(700,325)	(700,325)
Professional fees	(808)	(13,345)	(13,345)
Other	-	(2,355)	(2,355)
Reorganization items, net	$(808)	$(587,325)	$(587,325)

NOTE 4. REVENUE

On January 1, 2018, the Partnership adopted ASU No. 2014–09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Accordingly, the comparative information for the three and six months ended June 30, 2017, has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this ASU did not have a material impact on the unaudited condensed consolidated financial statements, and the primary impacts of this change in accounting policy for revenue recognition effective January 1, 2018, are detailed below.

There were no significant changes to the timing of revenue recognized for sales of production. However, as a result of management’s evaluation under new considerations within Topic 606, the adoption did result in certain contracts being recorded on a net basis instead of a gross basis, as well as some contracts being recorded on a gross basis instead of a net basis, as a result of the determined delivery point. These presentation changes did not have an impact on income or loss from operations, earnings per share/unit or cash flows, but did increase oil, natural gas and natural gas liquids revenues and lease operating expenses in the unaudited condensed consolidated financial statements by approximately $0.4 million for the one month ended June 30, 2018 and by approximately $0.7 million and $2.1 million for the two and five months ended May 31, 2018, respectively, as compared to what would have been recognized using the revenue recognition guidance that was in effect before the adoption of Topic 606.

The following table summarizes the impact of adopting Topic 606 on the unaudited condensed consolidated financial statements:

	Without	Impact of
	Adoption of	Change in
	Topic 606	Accounting Policy	As Reported
Successor
For the One Month Ended June 30, 2018:
Oil, natural gas and natural gas liquids revenues	$21,086	$449	$21,535
Lease operating expenses	$8,926	$449	$9,375

Predecessor
For the Two Months Ended May 31, 2018:
Oil, natural gas and natural gas liquids revenues	$42,063	$686	$42,749
Lease operating expenses	$17,142	$686	$17,828

For the Five Months Ended May 31, 2018:
Oil, natural gas and natural gas liquids revenues	$108,253	$2,054	$110,307
Lease operating expenses	$43,318	$2,054	$45,372

Revenue from contracts with customers includes the sale of oil, natural gas and natural gas liquids production (recorded in “Oil, natural gas and natural gas liquids revenues” in the unaudited condensed consolidated statements of operations) and gathering and transportation revenues (recorded in “Transportation and marketing-related revenues” in the unaudited condensed consolidated statements of operations).

Oil, Natural Gas and Natural Gas Liquids Revenues

Oil, natural gas and natural gas liquids revenues are recognized upon the transfer of control of the products to a purchaser. Transfer of control typically occurs when the products are delivered to the purchaser, title has transferred and collectability of the revenue is reasonably assured. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products.

The Company’s oil production is primarily sold under market-sensitive contracts that are typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or at purchaser posted prices for the producing area. For oil contracts, the Company generally records sales based on the net amount received.

The Company’s natural gas production is primarily sold under market-sensitive contracts that are typically priced at a differential to the published natural gas index price for the producing area due to the natural gas quality and the proximity to major consuming markets. For natural gas contracts, the Company generally records wet gas sales at the wellhead or inlet of the gas processing plant as revenues net of transportation, gathering and processing expenses if the processor is the customer and there is no redelivery of commodities to the Company at the tailgate of the plant. Conversely, the Company generally records residual natural gas and NGL sales at the tailgate of the plant on a gross basis along with the associated transportation, gathering and processing expenses if the processor is a service provider and there is redelivery of commodities to the Company at the tailgate of the plant. All facts and circumstances of an arrangement are considered and judgment is often required in making this determination.

In addition, the Company recognizes processing expenses for commodities paid as noncash consideration in exchange for processing services and recognizes the associated revenues for those same commodities. This recognition results in an increase to revenues and expenses with no impact on net income.

Harvest follows the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which the Company is entitled based on its working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where the Company has taken less than its share of production.

Transportation and Marketing-Related Revenues

Harvest owns and operates a network of natural gas gathering systems in the Appalachian Basin and the Monroe field in Northern Louisiana which gather and transport owned natural gas and a small amount of third party natural gas to intrastate, interstate and local distribution pipelines. Natural gas gathering and transportation revenue is recognized when the natural gas has been delivered to a custody transfer point.

The following table disaggregates revenue by significant product and service type:

	Successor	Predecessor
	One Month	Two Months	Five Months
	Ended	Ended	Ended
	June 30, 2018	May 31, 2018	May 31, 2018
Oil	$7,161	$17,555	$42,460
Natural gas (1)	8,664	14,562	40,951
Natural gas liquids (1)	5,710	10,632	26,896
Oil, natural gas and natural gas liquids revenues	21,535	42,749	110,307
Transportation and marketing–related revenues	185	340	724
Total revenues	$21,720	$43,089	$111,031

(1)	The Company recognizes wet gas revenues, which are recorded net of transportation, gathering and processing expenses, partially as natural gas revenues and partially as natural gas liquids revenues based on the end products after processing occurs. For the Successor period of the one month ended June 30, 2018, wet gas revenues were $1.5 million which were recognized as $0.5 million of natural gas revenues and $1.0 million of natural gas liquids revenues. For the Predecessor period of the two months ended May 31, 2018, wet gas revenues were $3.3 million which were recognized as $1.4 million of natural gas revenues and $1.9 million of natural gas liquids revenues. For the Predecessor period of the five months ended May 31, 2018, wet gas revenues were $8.4 million which were recognized as $3.2 million of natural gas revenues and $5.2 million of natural gas liquids revenues.

Contract Balances

Customers are invoiced once the Company’s performance obligations have been satisfied. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. There are no significant judgments that significantly affect the amount or timing of revenue from contracts with customers. Accordingly, the Company’s product sales contacts do not give rise to material contract assets or contract liabilities.

Accounts receivable are primarily from purchasers of oil, natural gas and natural gas liquids and from exploration and production companies that own interests in properties Harvest operates. This industry concentration could affect overall exposure to credit risk, either positively or negatively, because the Company’s purchasers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. The Company routinely assesses the financial strength of its customers and bad debts are recorded based on an account-by-account review specifically identifying receivables that the Company believes may be uncollectible after all means of collection have been exhausted, and the potential recovery is considered remote. As of June 30, 2018 and December 31, 2017, the Company did not have any reserves for doubtful accounts.

Performance Obligations

The Company applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations.

NOTE 5. SHARE–BASED COMPENSATION

On the Effective Date, in connection with the Plan, the Company adopted the MIP, pursuant to which employees, directors, consultants and other service providers of the Company and its subsidiaries are eligible to receive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. An aggregate of 689,362 shares of the Company’s common stock are reserved for issuance under the MIP. To the extent that an award under the MIP is expired, forfeited or cancelled for any reason without having been exercised in full, the unexercised award would then be available again for grant under the MIP.

The Compensation Committee of the Company’s Board of Directors (the “Board”) (or any properly delegated subcommittee thereof) or a committee of at least two people as the Board may appoint or, if no such committee or subcommittee has been appointed by the Board, the Board (the “Committee”) will administer the MIP. The Committee has broad authority under the MIP to, among other things: (i) select participants; (ii) determine the types of awards that participants are to receive and the number of shares or the amount of cash that are to be subject to such awards and grant such awards; and (iii) determine the terms, conditions and restrictions of awards, including the applicable performance criteria relating to the award.

As of June 30, 2018, the board of directors had not yet approved any grants under the MIP.

Series A Preferred Stock

In connection with the Restructuring under the Plan and in reliance on the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code, Harvest issued 21,000 shares of Series A Preferred Stock to one employee of the Company and one employee of EnerVest for consideration of services to the Company pursuant to Preferred Stock Purchase Agreements, dated as of the Effective Date, which vest on the earlier of (i) June 4, 2019 or (ii) immediately prior to the consummation of a Sale Transaction (as defined in the Certificate of Designations). The Company estimated the fair value of the Series A Preferred Stock as of June 30, 2018 at $0.2 million. The fair value of the preferred stock award will be recognized on a straight–line basis over the service period, and the Company will account for forfeitures as they occur.

Each holder of the Series A Preferred Stock is entitled to receive mandatory and cumulative dividends payable semi-annually in arrears with respect to each dividend period ending on and including the last calendar day of each six-month period ending June 4 and December 4, at a rate per share of Series A Preferred Stock equal to 8.0% per annum payable upon the Liquidation Preference (as defined in the Certificate of Designations) payable in kind unless another form of payment is designated by the Board of Directors of the Company. In the event that dividends due to each share of Series A Preferred Stock have not been paid for a period of two consecutive Dividend Periods (as defined in the Certificate of Designations), the holders of the Series A Preferred Stock, as an independent class, shall be entitled to nominate and vote to appoint one director of the Board of Directors of the Company. Holders of shares of Series A Preferred Stock have no right, by virtue of their status as holders of shares of Series A Preferred Stock, to vote on any matters on which holders of shares of New Common Stock are entitled to vote.

The Series A Preferred Stock shall automatically be redeemed upon the consummation of a Sale Transaction (as defined in the Certificate of Designation) at a price equal to the Accrued Liquidation Preference (as defined in the Certificate of Designation). The Series A Preferred Stock may be redeemed at the option of the Company after June 4, 2023, in whole or in part, at a price equal to the Accrued Liquidation Preference. The Series A Preferred Stock may be redeemed at the option of the holder after June 4, 2039, in whole or in part, at a price equal to the Accrued Liquidation Preference.

Predecessor Equity-Based Compensation

EV Management had two long-term incentive plans, the 2006 Long-Term Incentive Plan (the “2006 Plan”) and the 2016 Long-Term Incentive Plan (the “2016 Plan” and together, the “Plans”) for employees, consultants and directors of EV Management and its affiliates who performed services for EVEP. These equity–based awards consisted only of phantom units as of May 31, 2018.

EVEP estimated the fair value of the phantom units at the grant date using the Black–Scholes option pricing model. These phantom units were subject to graded vesting over a four year period. Compensation cost had been recognized for these phantom units on a straight–line basis over the service period, and EVEP accounted for forfeitures as they occurred.

The Predecessor recognized compensation cost related to these phantom units of $0.4 million and $1.0 million for the two months and five months ended May 31, 2018, respectively, under the normal vesting schedule. The Predecessor recognized compensation cost related to these phantom units of $1.0 million and $2.2 million in the three months and six months ended June 30, 2017, respectively. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

On June 4, 2018, EVEP’s emergence from bankruptcy, which constituted a change of control, resulted in the immediate acceleration of all unvested phantom units. As a result, the total unrecognized compensation cost of $2.8 million was recognized as of May 31, 2018. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

Activity related to these phantom units is as follows:

	Number	Weighted Average
	of	Grant Date
	Phantom Units	Fair Value
Nonvested phantom units as of December 31, 2017 (Predecessor)	1,511,920	$4.54
Granted	-	-
Vested	(1,460,234)	4.58
Forfeited	(51,686)	3.42
Nonvested phantom units as of May 31, 2018 (Predecessor)	-	$-

The total grant date fair value of the phantom units vested in 2018 was $6.7 million.

NOTE 6. RISK MANAGEMENT

The Company’s business activities expose it to risks associated with changes in the market price of oil, natural gas and natural gas liquids. In addition, the Company’s floating rate credit facility exposes it to risks associated with changes in interest rates. As such, future earnings are subject to fluctuation due to changes in the market prices of oil, natural gas and natural gas liquids and interest rates. The Company uses derivatives to reduce its risk of volatility in the prices of oil, natural gas and natural gas liquids and interest rates. The Company policies do not permit the use of derivatives for speculative purposes.

The Company has elected not to designate any of its derivatives as hedging instruments. Accordingly, changes in the fair value of derivatives are recorded immediately to operations as “Gain (loss) on derivatives, net” in the unaudited condensed consolidated statements of operations.

In April 2018, in conjunction with the Chapter 11 proceedings, the Predecessor terminated its interest rate swaps for the period of April 2018 to September 2020, which resulted in a cash settlement received in April 2018 of $1.6 million.

After the Effective Date, the Company entered into new commodity derivative contracts. As of June 30, 2018, the Company had entered into the following terms:

		Weighted
		Average
	Hedged	Fixed
Period Covered	Volume	Price
Oil (MBbls):
Swaps – July 2018 to December 2018	368.0	$66.61
Swaps – January 2019 to December 2019	730.0	$63.01

Natural Gas (MMBtus):
Swaps – July 2018 to December 2018	11,040.0	$2.94
Swaps – January 2019 to December 2019	21,900.0	$2.78

Natural Gas Liquids (MBbls):
Swaps – July 2018 to December 2018	552.0	$20.82
Swaps – January 2019 to December 2019	1,095.0	$18.58

 The following table sets forth the fair values and classification of the Company’s outstanding derivatives:

	Successor
			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
As of June 30, 2018:
Derivative asset	$-	$-	$-
Long-term derivative asset	232	-	232
Total	$232	$-	$232

Derivative liability	$4,184	$-	$4,184
Long-term derivative liability	280	-	280
Total	$4,464	$-	$4,464

Predecessor
Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheet	Balance Sheet
As of December 31, 2017:
Derivative asset	$3,402	$(350)	$3,052

Derivative liability	$746	$(350)	$396

The Company has entered into master netting arrangements with its counterparties. The amounts above are presented on a net basis in the unaudited condensed consolidated balance sheets when such amounts are with the same counterparty. In addition, the Company has recorded accounts payable and receivable balances related to settled derivatives that are subject to the master netting agreements. These amounts are not included in the above table; however, under the master netting agreements, the Company has the right to offset these positions against forward exposure related to outstanding derivatives.

NOTE 7. FAIR VALUE MEASUREMENTS

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets or liabilities. Level 2 refers to fair values determined based on quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration. Level 3 refers to fair values determined based on the Company’s own assumptions used to measure assets and liabilities at fair value.

Recurring Basis

The following table presents the fair value hierarchy for the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis:

Successor
Fair Value Measurements at the End of the Reporting Period
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2018:
Assets:
Oil, natural gas and natural gas liquids derivatives	$232	$-	$232	$-

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$4,464	$-	$4,464	$-

	Predecessor
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

The Company’s derivatives consist of over–the–counter contracts which are not traded on a public exchange. As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, the Company has categorized these derivatives as Level 2. The Company values these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Estimates of fair value have been determined at discrete points in time based on relevant market data. Furthermore, fair values are adjusted to reflect the credit risk inherent in the transaction, which may include amounts to reflect counterparty credit quality and/or the effect of the Company’s creditworthiness. These assumed credit risk adjustments are based on published credit ratings, public bond yield spreads and credit default swap spreads. There were no changes in valuation techniques or related inputs in the six months ended June 30, 2018.

Nonrecurring Basis

During the one month ended June 30, 2018, the Company did not recognize any impairment expense related to proved oil and natural gas properties. During both the two and five months ended May 31, 2018, the Predecessor did not recognize any impairment expense related to proved oil and natural gas properties. During the three months ended June 30, 2017, the Predecessor recognized $18.2 million of impairment expense related to proved oil and natural gas properties; $15.3 million of this impairment related to properties located in the Monroe Field and $2.9 million related to properties in East Texas which were sold during April 2017. During the six months ended June 30, 2017, the Predecessor recognized $67.7 million of impairment expense related to proved oil and natural gas properties; $49.5 million of this impairment related to properties located in the Mid-Continent area and the Permian Basin, $15.3 million related to properties located in the Monroe Field and $2.9 million related to properties in East Texas which were sold during April 2017.

The fair values were determined using the income approach and were based on the expected present value of the future net cash flows from reserves. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of the Company’s estimated reserves, appropriate risk–adjusted discount rates and other relevant data.

Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined at discrete points in time based on relevant market information. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, derivatives and long–term debt. The carrying amounts of the Company’s financial instruments other than long–term debt approximate fair value because of the short–term nature of the items. Derivatives are recorded at fair value (see above).

The carrying value of debt outstanding under the Exit Credit Facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to the Company. The estimated fair value of the Predecessor’s Senior Notes was $176.8 million at December 31, 2017, which differs from the carrying value of $342.5 million at December 31, 2017. The fair value of the Senior Notes was determined using Level 2 inputs.

NOTE 8. ASSET RETIREMENT OBLIGATIONS

The Company records an asset retirement obligation (“ARO”) and capitalizes the asset retirement cost in oil and natural gas properties in the period in which the retirement obligation is incurred based upon the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells. After recording these amounts, the ARO is accreted to its future estimated value using an assumed cost of funds and the additional capitalized costs are depreciated on a unit–of–production basis. The changes in the aggregate ARO are as follows:

ARO as of December 31, 2017 (Predecessor)	$161,963
Liabilities incurred	77
Accretion expense	3,176
Settlements and divestitures	(385)
ARO as of May 31,2018 (Predecessor)	164,831
Fresh start adjustments (1)	(41,953)
ARO as of May 31, 2018 (Successor)	122,878
Liabilities incurred	-
Accretion expense	789
Settlements and divestitures	(211)
ARO as of June 30, 2018 (Successor)	$123,456

(1)	As a result of the application of fresh start accounting, the Successor recorded its asset retirement obligations at fair value as of the Effective Date.

As of June 30, 2018, $2.9 million of the Successor ARO and as of December 31, 2017, $3.2 million of the Predecessor ARO is classified as current and is included in “Accounts payable and accrued liabilities” in the unaudited condensed consolidated balance sheets, respectively.

NOTE 9. LONG–TERM DEBT

The following table presents the consolidated debt obligations at the dates indicated:

	Successor	Predecessor
	June 30,	December 31,
	2018	2017
Successor Exit Credit Facility	$280,000	$-
Predecessor Credit facility	-	263,000
Predecessor 8.0% senior notes due April 2019:
Principal outstanding	-	343,348
Unamortized discount and debt issuance costs (1)	-	(1,701)
Unaccreted premium (2)	-	902
	-	342,549
Total debt	280,000	605,549
Less: Current portion of long-term debt (3)	-	(605,549)
Long-term debt, net	$280,000	$-

(1)	Imputed interest rate of 8.49% for December 31, 2017.

(2)	Imputed interest rate of 7.43% for December 31, 2017.

(3)	Due to the anticipated financial covenant violations as of December 31, 2017, the borrowings under the Predecessor’s credit facility and Senior Notes were classified as current at December 31, 2017. There were no existing or anticipated financial covenant violations as of June 30, 2018.

Exit Credit Facility

In connection with the Company’s emergence from bankruptcy, on the Effective Date, the Company entered into a Credit Agreement providing for a $1.0 billion new reserve-based revolving loan. The Exit Credit Facility matures on February 26, 2021. Borrowings under the Exit Credit Facility are secured by a first priority lien on substantially all of the Company’s oil and natural gas properties. The Company may use borrowings under the Exit Credit Facility for acquiring and developing oil and natural gas properties, for working capital purposes and for general corporate purposes. The Company also may use up to $50.0 million of available borrowing capacity for letters of credit. As of June 30, 2018, the Company had a $0.2 million letter of credit outstanding.

The terms of the credit facility do not require any repayments of amounts outstanding until it matures in February 2021. Borrowings under the credit facility bear interest at a floating rate based on, at the Company’s election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base outstanding (weighted average effective interest rate of 5.35% at June 30, 2018).

Borrowings under the Exit Credit Facility may not exceed a “borrowing base” determined by the lenders under the credit facility based on the Company’s oil and natural gas reserves. As of June 30, 2018, the borrowing base under the Exit Credit Facility was $325.0 million. The borrowing base is subject to scheduled redeterminations starting on April 1, 2019, and semi-annually as of April 1 and October 1 of each year thereafter with an additional redetermination once per calendar year at the election of either the Company or the lenders

The Exit Credit Facility requires the maintenance of the following (as defined in the Credit Agreement):

•	the Total Debt to EBITDAX ratio covenant to be no greater than 4.0 to 1.0;

•	the current consolidated assets (including unused commitments under the Exit Credit Facility) to current consolidated liabilities to be no less than 1.0 to 1.0;

•	requires the percentage of Mortgaged Properties to be no less than 95% of the total value of the Oil and Gas Properties evaluated in the most recent Reserve Report;

•	requires that 70% of projected production volumes (excluding projected production volumes from certain properties) be hedged for the 18 months following the Effective Date; and

•	limits cash held by the Company to the greater of 5% of the current borrowing base or $30.0 million.

As of June 30, 2018, the Company was in compliance with all of these financial covenants.

Predecessor’s Credit Facility

The Predecessor was party to a $1.0 billion credit facility, which was scheduled to expire in February 2020. Borrowings under that credit facility were secured by a first priority lien on substantially all of the Predecessor’s oil and natural gas properties. The Predecessor also had access to up to $100.0 million of available borrowing capacity for letters of credit. As of May 31, 2018, the Predecessor had a $0.2 million letter of credit outstanding.

The terms of the Predecessor’s credit facility did not require any repayments of amounts outstanding until it expired in February 2020. Borrowings under the credit facility bore interest at a floating rate based on, at the Partnership’s election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that the Partnership had outstanding (weighted average effective interest rate of 5.47% and 4.82% at May 31, 2018 and December 31, 2017, respectively).

Borrowings under the Predecessor’s credit facility could not exceed a “borrowing base” determined by the lenders under the credit facility based on the Company’s oil and natural gas reserves. As of May 31, 2018, the borrowing base under the Predecessor’s credit facility was $325.0 million.

In connection with EVEP’s emergence from bankruptcy on June 4, 2018, the holders of claims under the Predecessor’s credit facility received full recovery, consisting of (i) their pro rata share of the $1 billion new reserve-based revolving loan; (ii) cash in amount equal to the accrued but unpaid interest payable to such lenders under the credit facility as of the Effective Date; and (iii) unfunded commitments and letter of credit participation under the Exit Credit Facility equal to the unfunded commitments and letter of credit participation of such lender as of the Effective Date

Predecessor’s 8.0% Senior Notes due April 2019

The Predecessor’s Senior Notes were issued under the Indenture, would have matured April 15, 2019 and bore interest at 8.0%. The Senior Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of the Predecessor’s wholly owned subsidiaries other than EV Energy Finance Corp. (“Finance”), which was a co–issuer of the Senior Notes. Neither EVEP nor Finance had independent assets or operations apart from the assets and operations of the Predecessor’s subsidiaries.

As a result EVEP’s emergence from bankruptcy, the Senior Notes were cancelled and the Predecessor’s liability thereunder discharged as of June 4, 2018, and the holders of the Notes received (directly or indirectly) their pro rata share of New Common Stock representing, in the aggregate, 95% of the New Common Stock on the Effective Date (subject to dilution by the MIP and the common shares issuable upon exercise of the Warrants). See also Note 2.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On the Effective Date, Harvest entered into a Services Agreement (the “Services Agreement”) with EnerVest, Ltd. and EnerVest Operating, L.L.C. (together, the “EnerVest Group”). Pursuant to the Services Agreement, the EnerVest Group will provide certain administrative, management, operating and other services and support to Harvest (the “Services”) following the Effective Date. In addition, the EnerVest Group will also provide Harvest with sufficient office space, equipment and office supplies pursuant to the Services Agreement. The Services Agreement covers the people EnerVest employs who provide direct support to the Company’s operations; however, the Services Agreement does not cover the six full-time employees of Harvest which include the Chief Executive Officer and the Chief Financial Officer. Harvest will pay to the EnerVest Group a management fee equal to $1,433,333 per month, which is subject to annual redetermination by agreement of the parties and may also be adjusted for acquisitions or divestitures over $5 million. The EnerVest Group will provide the Services until December 31, 2020.

The Company is involved in disputes or legal actions arising in the ordinary course of business. The Company does not believe the outcome of such disputes or legal actions will have a material effect on its unaudited condensed consolidated financial statements. No amounts were accrued at June 30, 2018 or December 31, 2017.

NOTE 11. INCOME TAXES

Effective June 4, 2018, pursuant to the Plan, the Successor became a corporation subject to federal and state income taxes. Prior to the Plan being effective, the Predecessor was a limited partnership and organized as a pass-through entity for federal and most state income tax purposes. As a result, the Predecessor’s limited partners were responsible for federal and state income taxes on their share of taxable income. The Predecessor was subject to the Texas margin tax for partnership activity in the state of Texas. The Successor is also subject to the Texas margin tax for corporate activity in the state of Texas after the Effective Date of the Plan. Obligations of the Predecessor and Successor under the Texas gross margin tax are recorded as “Income taxes” in the unaudited condensed consolidated statements of operations.

Management assesses the available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to realize the Company’s deferred tax assets. Due to significant negative evidence, the Company has established a valuation allowance against its net deferred tax asset of $20.7 million as of June 30, 2018.  In addition to the emergence from bankruptcy, the Predecessor incurred a cumulative loss over the three-year period ended June 4, 2018. The net deferred tax asset before valuation allowance as of June 30, 2018 primarily relates to temporary differences in GAAP and tax bankruptcy emergence valuations.

The Company had no income tax expense or benefit for the period from June 1, 2018 through June 30, 2018 as a result of changes in valuation allowances. The Company recorded an income tax expense for the period from January 1, 2018 through May 31, 2018 of $0.2 million related to state income taxes. The Company’s income tax benefit related to state income taxes for the six months ended June 30, 2017 was less than $0.1 million.

NOTE 12. EQUITY

Issuance of Common Stock and Cancellation of Units

In accordance with the Plan, on the Effective Date:

•	the Company issued a total of 10,000,016 shares of its common stock, which included the issuance of (i) 9,500,000 shares pro rata to holders of the Senior Notes with claims allowed under the Plan and (ii) 500,016 shares pro rata to holders of units of EVEP prior to the Effective Date;

•	the Company issued 800,000 warrants to purchase 800,000 shares of the Company’s common stock to holders of units of EVEP prior to the Effective Date;

•	the Predecessor common units were cancelled; and

•	each Predecessor common unitholder received its pro rata share of: (i) 5% of the New Common Stock and (ii) the Warrants as discussed above.

On the Effective Date, there were 10,000,016 shares of New Common Stock issued and outstanding.

Warrants

On the Effective Date, the Company entered into a warrant agreement with Computershare Trust Company N.A., as warrant agent, pursuant to which the Company issued Warrants to purchase up to 800,000 shares of the Company’s common stock (representing 8% of the Company’s outstanding total issued and outstanding common stock as of the Effective Date including shares of the Company’s common stock issuable upon full exercise of the Warrants, but excluding any common stock issuable under the MIP), exercisable for a five year period commencing on the Effective Date at an exercise price of $37.48 per warrant.

The fair values for the Warrants upon issuance have been estimated using the Black-Scholes option pricing model using the following assumptions:

Warrants Issued in Successor Period
Risk–free interest rate	2.8%
Dividend yield	0.0%
Expected life (years)	5.0
Expected volatility	69.0%
Strike price	$37.48
Calculated fair value	$9,345

Predecessor

At May 31, 2018, owners’ equity consisted of 49,368,869 common units, representing a 98% limited partnership interest in us, and a 2% general partnership interest. During the five months ended May 31, 2018, the Predecessor did not issue any common units.

Net income of the Predecessor was allocated between the general partner and the limited partners in accordance with the provisions of the partnership agreement. Net income was generally allocated first to the general partner and the limited partners in an amount equal to the net losses allocated to the general partner and the limited partners in the current and prior tax years under the partnership agreement. The remaining net income was allocated to the general partner and the limited partners in accordance with their respective percentage interests of the general partner and limited partners.

Predecessor Cash Distributions

The Predecessor’s credit facility prohibited the Partnership from making cash distributions if any default or event of default, as defined in the credit facility, occurred or would result from the cash distribution.

Within 45 days after the end of each quarter, the Predecessor would distribute all of its available cash (as defined in the partnership agreement) to its general partner and unitholders of record on the applicable record date. The amount of available cash generally was all cash on hand at the end of the quarter; less the amount of cash reserves established by the general partner to provide for the proper conduct of business, to comply with applicable laws, any of the debt instruments, or other agreements or to provide funds for distributions to unitholders and to the general partner for any one or more of the next four quarters; plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings were generally borrowings that are made under the credit facility and in all cases was used solely for working capital purposes or to pay distributions to partners.

The partnership agreement required that the Predecessor make distributions of available cash from operating surplus in the following manner:

•	first, 98% to the unitholders, pro rata, and 2% to the general partner, until the Predecessor distributed for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and

•	thereafter, cash in excess of the minimum quarterly distributions was distributed to the unitholders and the general partner based on the percentages below.

The minimum quarterly distribution was not guaranteed and distributions below the minimum quarterly distribution would not be accrued in arrears.

The general partner was entitled to incentive distributions if the amount distributed with respect to one quarter exceeded specified target levels shown below:

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

NOTE 13. EARNINGS PER SHARE/UNIT

Basic earnings (loss) per share/unit is computed by dividing net earnings attributable to stockholders/unitholders by the weighted average number of shares/units outstanding during the period. Diluted earnings per share/unit is computed by adjusting the average number of shares/units outstanding for the dilutive effect, if any, of potential common shares/units. The Company uses the treasury stock method to determine the dilutive effect.

The Predecessor used the two–class method to compute earnings per limited partner unit. The two-class method is an earnings allocation formula that determines earnings per unit for common units and participating securities as if all earnings for the period had been distributed. As the Predecessor’s unvested phantom units and its earned but unvested performance units participated in dividends on an equal basis with the common units, they were considered to be participating securities. Earnings used in the determination of earnings per limited partner unit for each reporting period was reduced by the amount of earnings allocated to the general partner and available cash that would be distributed to the limited partners and the participating securities. The undistributed earnings, if any, were then allocated to the limited partners and the participating securities in accordance with the terms of the partnership agreement. Basic and diluted earnings per limited partner unit were then calculated by dividing earnings, after deducting the amount allocated to the general partner and the earnings attributable to the participating securities, by the weighted average number of outstanding limited partner units during the period.

The following sets forth the calculation of earnings per share/unit, for the period indicated:

	Successor	Predecessor
	One Month	Two Months	Three Months	Five Months	Six Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2018	May 31, 2018	June 30, 2017	May 31, 2018	June 30, 2017
Net loss attributable to Successor/
Predecessor	$(538)	$(595,076)	$(25,161)	$(610,525)	$(75,992)
Predecessor's general partner’s 2%
interest in net loss	-	11,902	503	12,211	1,520
Earnings attributable to Predecessor's
unvested phantom units	-	-	-	-	-
Net loss available to common
stockholders/limited partners	$(538)	$(583,174)	$(24,658)	$(598,314)	$(74,472)

Weighted average common shares/units
outstanding:
Basic	10,000	49,369	49,369	49,369	49,345
Dilutive effect of potential common shares/units	-	-	-	-	-
Diluted	10,000	49,369	49,369	49,369	49,345

Net earnings per share/unit:
Basic	$(0.05)	$(11.81)	$(0.50)	$(12.12)	$(1.51)
Diluted	$(0.05)	$(11.81)	$(0.50)	$(12.12)	$(1.51)

Antidilutive warrants (1)	800,000	-	-	-	-

(1)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

NOTE 14. RELATED PARTY TRANSACTIONS

As a result the Restructuring under the Plan, EnerVest is no longer a related party to the Company. However, Harvest will continue to its relationship with EnerVest through an agreement for EnerVest to operate its properties. See Note 10 for additional information regarding the Services Agreement.

Prior to emergence from bankruptcy, the Predecessor’s general partner was EV Energy GP, and the general partner of its general partner was EV Management. EV Management is a wholly owned subsidiary of EnerVest. EnerVest and its affiliates also had a significant interest in the Partnership through their 71.25% ownership of EV Energy GP which, in turn, owned a 2% general partner interest in the Partnership and all of its incentive distribution rights. In addition, the Predecessor’s board of directors included directors who were also executives of EnerVest. As a result, EnerVest was considered a related party to the Predecessor.

However, in accordance with the Plan, EV Energy GP, the Predecessor’s general partner, was dissolved following the Effective Date, and the terms of the Predecessor’s board of directors automatically expired on the Effective Date. The Successor formed a new five-member board of directors which does not consist of any members of EnerVest management. As a result, EnerVest is not considered a related party to the Successor.

Pursuant to a services agreement, referred to as an omnibus agreement, the Predecessor paid EnerVest $2.9 million and $7.2 million for general and administrative services provided during the two and five months ended May 31, 2018, respectively. Under the omnibus agreement, the Predecessor also paid EnerVest $3.5 million and $7.0 million for services provided during the three and six months ended June 30, 2017, respectively. These fees were based on an allocation of charges between EnerVest and EVEP based on the estimated use of such services by each party, and the Partnership believed that the allocation method employed by EnerVest was reasonable and reflective of the estimated level of costs the Partnership would have incurred on a standalone basis. These fees are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

The Partnership entered into operating agreements whereby a wholly owned subsidiary of EnerVest and its affiliates acted as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which EVEP owned an interest. The Predecessor reimbursed EnerVest approximately $3.3 million and $8.4 million in the two and five months ended May 31, 2018, respectively, for direct expenses incurred in the operation of its wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on its properties. Under that operating agreement, the Predecessor also reimbursed EnerVest $4.9 million and $9.4 million in the three and six months ended June 30, 2017, respectively, for direct expenses incurred. As the vast majority of such expenses were charged to the Partnership on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), EVEP believed that the aforementioned services were provided at fair and reasonable rates relative to the prevailing market and were representative of the costs that would have been incurred on a standalone basis. These costs are included in “Lease operating expenses” in the unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collected proceeds from oil and natural gas sales and distributed them to the Partnership and other working interest owners.

As of December 31, 2017, the Predecessor owed EnerVest Operating $4.2 million.

Effective November 1, 2011, EVEP, along with certain institutional partnerships managed by EnerVest, sold a portion of its unproved, undeveloped Utica acreage in ten Ohio counties to Total E&P USA, Inc. A portion of the purchase price was paid in cash with the balance payable in the form of a carried interest in future development activity. In early 2017, the allocated share of the Carry for one of the institutional partnerships was completely utilized. As such, that institutional partnership purchased Carry rights from EVEP and the other institutional partnerships equal to the benefit to be received from Total for their continued participation in the Carry. EVEP’s share of this benefit was $0.7 million for the five months ended May 31, 2018. These purchased Carry rights were recorded as reimbursements to oil and gas properties.

NOTE 15. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Successor	Predecessor
	One Month	Five Months	Six Months
	Ended	Ended	Ended
	June 30, 2018	May 31, 2018	June 30, 2017
Supplemental cash flows information:
Cash paid for interest	$1,185	$6,008	$19,220
Cash paid for reorganization items	111	6,691	-

	Successor	Predecessor
	June 30, 2018	June 30, 2017

Non-cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$6,732	$6,959

Accounts payable and accrued liabilities consisted of the following:

	Successor	Predecessor
	June 30,	December 31,
	2018	2017
Lease operating expenses	$10,510	$11,411
Reorganization items	7,891	-
Costs for additions to oil and natural gas properties	6,732	12,748
Production and ad valorem taxes	4,270	6,351
Current portion of ARO	2,857	3,170
General and administrative expenses	2,477	3,331
Interest	129	5,820
Derivative settlements	-	573
Other	437	413
Total	$35,303	$43,817

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the related notes thereto, as well as EVEP’s (as defined below) Annual Report on Form 10–K for the year ended December 31, 2017.

OVERVIEW

Harvest Oil & Gas Corp. is a newly formed Delaware corporation and the successor reporting company to EV Energy Partners, L.P. (“EVEP”) pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As used herein, the terms “Successor”, “Harvest”, the “Company”, “we”, “our” or “us” refer to Harvest Oil & Gas Corp. and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. When referring to the “Predecessor” or the “Partnership” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to EVEP, the predecessor that was dissolved following the Effective Date (as defined below) of the Plan (as defined below) and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Unless the context requires otherwise, references to: (i) the “Predecessor’s general partner” and “EV Energy GP” refer to EV Energy GP, L.P., a Delaware limited partnership, the Predecessor’s general partner, which was dissolved following the Effective Date of the Plan; (ii) “EV Management” refers to EV Management, LLC, a Delaware limited liability company, the former general partner of the Predecessor’s general partner; and (iii) “EnerVest” refers to EnerVest, Ltd., a Texas limited partnership, the owner of EV Management.

Harvest is an independent oil and natural gas company that was formed in June 2018, in connection with the reorganization of the Predecessor. The Predecessor was publicly traded from September 2006 to June 2018. On April 2, 2018, EV Energy Partners, L.P., and 13 affiliated debtors (collectively, the “Debtors”) each filed the Chapter 11 proceedings for relief under Chapter 11 for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) via Case No. 18-10814. The Debtors requested that their cases be jointly administered under Case No. 18-10814. During the pendency of the Chapter 11 proceedings, EVEP continued to operate its businesses and manage its properties under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court as a “Debtors-in-Possession”. On May 17, 2018, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ First Modified Joint Prepackaged Plan of Reorganization (as amended, modified and supplemented from time to time, the “Plan”). The Plan became effective on June 4, 2018 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied and the Company emerged from bankruptcy. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

We operate one reportable segment engaged in the acquisition, development and production of oil and natural gas properties, and all of our operations are located in the United States. From time to time, we may look to divest non-core assets and use proceeds to concentrate in existing position, venture into new basins or repay bank debt. Our oil and natural gas properties are located in the Barnett Shale, the San Juan Basin, the Appalachian Basin (which includes the Utica Shale), Michigan, Central Texas (which includes the Austin Chalk area and the Eagle Ford Shale), the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Permian Basin and the Monroe Field in Northern Louisiana. As of December 31, 2017, we had estimated net proved reserves of 13.4 MMBbls of oil, 543.7 Bcf of natural gas and 31.6 MMBbls of natural gas liquids, or 813.6 Bcfe.

Emergence from Voluntary Reorganization under Chapter 11

On March 13, 2018, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with (i) holders of approximately 70% of the 8.0% senior unsecured notes due April 2019; (ii) lenders under the Predecessor’s reserve-based lending facility, initially constituting approximately 94%, but subsequently increased to 100%, of the principal amount outstanding thereunder; (iii) EnerVest; and (iv) EnerVest Operating, L.L.C. The Restructuring Support Agreement set forth, subject to certain conditions, the commitment of the Debtors and the consenting creditors to support a comprehensive restructuring of the Debtors’ long-term debt (the “Restructuring”).

On April 2, 2018 (the “Petition Date”), the Debtors each filed Chapter 11 proceedings under Chapter 11 in the Bankruptcy Court. The Debtors’ Chapter 11 proceedings were jointly administered under the caption In re EV Energy Partners, L.P., et al., Case No. 18-10814.

On May 17, 2018, the Bankruptcy Court entered the Confirmation Order confirming the Debtors’ Plan.

On June 4, 2018, the Debtors satisfied the conditions to effectiveness of the Plan, the Plan became effective in accordance with its terms and the Company emerged from bankruptcy. Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession through June 4, 2018. As such, certain aspects of the Chapter 11 proceedings and related matters are described below in order to provide context to the Company’s financial condition and results of operations for the period presented.

See Note 2 and Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

Predecessor and Successor Reporting

As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, the Company’s condensed consolidated financial statements and certain presentations are separated into two distinct periods, the period before the convenience date (labeled Predecessor) and the period after the convenience date (labeled Successor), to indicate the application of different basis of accounting between the periods presented. Despite the separate presentation, there was continuity of the Company’s operations.

See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

Operating Environment

Oil, natural gas and natural gas liquids prices are determined by many factors that are outside of our control. Historically, these prices have been volatile, and we expect them to remain volatile.

Continued volatility in prices for oil, natural gas and natural gas liquids could have a material adverse effect on our liquidity and could also have a significant adverse impact on the value and quantities of our reserves, assuming no other changes in our development plans.

In order to mitigate the impact of lower prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. Although we have entered into derivative contracts covering a portion of our future production through December 2019, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices at which we can enter into derivative contracts for additional volumes in the future. We have mitigated, but not eliminated, the potential effects of changing prices on our cash flows from operations for those periods. An extended period of depressed commodity prices would alter our acquisition and development plans, as well as adversely affect our growth strategy and our ability to access additional capital in the capital markets. Please refer to Item 3. “Quantitative And Qualitative Disclosures About Market Risk” in this current report for more information.

As specified by the SEC, the prices for oil, natural gas and natural gas liquids used to calculate our reserves were the average prices during the previous year determined using the price on the first day of each month. The prices utilized in calculating our total estimated proved reserves at December 31, 2017 were $51.34 per Bbl of oil and $2.976 per MMBtu of natural gas, which was lower than forward strip prices. Had we used the forward strip prices at December 31, 2017 through December 31, 2030, we estimate that the present value (discounted at 10% per annum) of estimated future net revenues of our proved reserves would have been approximately 6.0% higher and that our reserves on an Mcfe basis would have been approximately 2.6% higher than our reserves calculated using SEC prices.

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

RESULTS OF OPERATIONS

Factors Affecting the Comparability of the Results

Harvest is the successor reporting company of EVEP pursuant to Rule 15d-5 of the Exchange Act; however, the impact to the comparability of our results is generally limited to those areas associated with the basis in and accounting for our oil and gas properties (specifically depreciation, depletion and amortization (“DD&A”) and impairments), exploration expense and income taxes (due to the change from a limited partnership to a corporation that occurred in connection with our emergence from bankruptcy). Accordingly, we believe that describing certain year-over-year variances and trends in our production, revenue and expenses for the three and six months ended June 30, 2018 and 2017 without regard to the concept of Successor and Predecessor (i.e. on a combined basis) facilitates a meaningful analysis of our results of operations. The results of operations have been derived from our unaudited condensed consolidated financial statements.

The following tables summarize certain of the results of operations and period-to-period comparisons for the periods indicated:

	Successor	Predecessor		Predecessor
			Combined
	One Month	Two Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2018	May 31, 2018	June 30, 2018	June 30, 2017
Oil, natural gas and natural gas liquids revenues:
Oil	$7,161	$17,555	$24,716	$16,398
Natural gas	8,664	14,562	23,226	29,371
Natural gas liquids	5,710	10,632	16,342	9,635
Total	$21,535	$42,749	$64,284	$55,404

Production data:
Oil (MBbls)	107	261	368	372
Natural gas (MMcf)	3,612	7,001	10,613	10,241
Natural gas liquids (MBbls)	215	405	620	528
Total (MMcfe)	5,548	10,994	16,542	15,640

Average sales price per unit:
Oil (per Bbl)	$66.53	$67.31	$67.08	$44.06
Natural gas (per Mcf)	2.40	2.08	2.19	2.87
Natural gas liquids (per Bbl)	26.55	26.27	26.37	18.26
Total (per Mcfe)	3.88	3.89	3.89	3.54

Expenses and Other:
Lease operating expenses	$9,375	$17,828	$27,203	$26,235
Cost of purchased natural gas	129	242	371	460
Dry hole and exploration costs	43	40	83	75
Production taxes	970	1,818	2,788	2,496
Accretion expense on obligations	789	1,279	2,068	1,870
Depreciation, depletion and amortization	2,730	19,194	21,924	21,531
General and administrative expenses	2,029	7,923	9,952	7,023
Impairment of oil and natural gas properties	-	-	-	18,397
Gain (loss) on sales of oil and natural gas properties	19	(7)	12	9
Gain (loss) on derivatives, net	(4,232)	45	(4,187)	6,511
Interest expense	1,199	3,176	4,375	10,435
Reorganization items, net	808	587,325	588,133	-
Income tax expense (benefit)	-	(148)	(148)	(66)

Net income (loss)	$(538)	$(595,076)	$(595,614)	$(25,161)

Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.69	$1.62	$1.64	$1.68
Production taxes	0.17	0.17	0.17	0.16
Total	1.86	1.79	1.81	1.84
Depreciation, depletion and amortization	0.49	1.75	1.33	1.38
General and administrative expenses	0.37	0.72	0.60	0.45

	Successor	Predecessor		Predecessor
			Combined
	One Month	Five Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	May 31, 2018	June 30, 2018	June 30, 2017
Oil, natural gas and natural gas liquids revenues:
Oil	$7,161	$42,460	$49,621	$32,166
Natural gas	8,664	40,951	49,615	59,212
Natural gas liquids	5,710	26,896	32,606	20,345
Total	$21,535	$110,307	$131,842	$111,723

Production data:
Oil (MBbls)	107	662	769	707
Natural gas (MMcf)	3,612	16,982	20,594	20,607
Natural gas liquids (MBbls)	215	1,040	1,255	1,039
Total (MMcfe)	5,548	27,193	32,741	31,087

Average sales price per unit:
Oil (per Bbl)	$66.53	$64.14	$64.47	$45.48
Natural gas (per Mcf)	2.40	2.41	2.41	2.87
Natural gas liquids (per Bbl)	26.55	25.86	25.98	19.57
Total (per Mcfe)	3.88	4.06	4.03	3.59

Expenses and Other:
Lease operating expenses	$9,375	$45,372	$54,747	$50,174
Cost of purchased natural gas	129	557	686	940
Dry hole and exploration costs	43	122	165	55
Production taxes	970	5,343	6,313	5,255
Accretion expense on obligations	789	3,176	3,965	3,869
Depreciation, depletion and amortization	2,730	46,196	48,926	48,511
General and administrative expenses	2,029	15,648	17,677	13,719
Restructuring costs	-	5,211	5,211	-
Impairment of oil and natural gas properties	-	3	3	67,984
Gain (loss) on sales of oil and natural gas properties	19	(5)	14	35
Gain (loss) on derivatives, net	(4,232)	444	(3,788)	20,740
Interest expense	1,199	13,652	14,851	20,409
Reorganization items, net	808	587,325	588,133	-
Income tax expense (benefit)	-	166	166	(29)

Net income (loss)	$(538)	$(610,525)	$(611,063)	$(75,992)

Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.69	$1.67	$1.67	$1.61
Production taxes	0.17	0.20	0.19	0.17
Total	1.86	1.87	1.86	1.78
Depreciation, depletion and amortization	0.49	1.70	1.49	1.56
General and administrative expenses	0.37	0.58	0.54	0.44

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

Net loss for the three months ended June 30, 2018 was $595.6 million compared with $25.2 million for the three months ended June 30, 2017. The significant factors in this change were $588.1 million of reorganization costs incurred during 2018, a $10.7 million unfavorable change in gain on derivatives, partially offset by an $18.4 million decrease in impairment of oil and natural gas properties, an $8.8 million increase in revenues and a $6.1 million decrease in interest expense.

Oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2018 totaled $64.3 million, an increase of $8.9 million compared with the three months ended June 30, 2017. This increase in revenues was the result of an increase of $7.1 million primarily related to higher oil and natural gas liquids prices, an increase of $1.1 million related to the impact of adopting Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) and an increase of $0.7 million related to increased natural gas liquids production.

Lease operating expenses for the three months ended June 30, 2018 increased $1.0 million compared with the three months ended June 30, 2017 as the result of $1.1 million related to the impact of adopting Topic 606 combined with a $0.3 million from increased production, offset by $0.4 million from a lower unit cost per Mcfe. Lease operating expenses were $1.64 per Mcfe in the three months ended June 30, 2018 compared with $1.68 per Mcfe in the three months ended June 30, 2017.

Depreciation, depletion and amortization for the three months ended June 30, 2018 increased $0.4 million compared with the three months ended June 30, 2017. This increase was a result of $1.2 million related to increased production, offset by $0.8 million from a lower unit cost per Mcfe. The lower unit cost was primarily due to lower rates as a result of the application of fresh start accounting. DD&A was $1.33 per Mcfe in the three months ended June 30, 2018 compared with $1.38 per Mcfe in the three months ended June 30, 2017.

General and administrative expenses for the three months ended June 30, 2018 totaled $10.0 million, an increase of $2.9 million compared with the three months ended June 30, 2017. This increase is primarily the result of higher compensation expenses as a result of the accelerated vesting of all unvested phantom units as a result of our emergence from bankruptcy during the three months ended June 30, 2018. General and administrative expenses were $0.60 per Mcfe in the three months ended June 30, 2018 compared with $0.45 per Mcfe in the three months ended June 30, 2017.

During the three months ended June 30, 2017, we incurred proved property impairment of $15.3 million related to proved oil and natural gas properties located in the Monroe Field and $2.9 million related to proved oil and natural gas properties located in East Texas which were sold during April 2017. During the three months ended June 30, 2017, we also incurred leasehold impairment charges of $0.2 million.

Loss on derivatives, net was $4.2 million for the three months ended June 30, 2018 compared with a gain of $6.5 million for the three months ended June 30, 2017. This change was attributable to changes in future oil and natural gas prices. The 12 month forward price at June 30, 2018 for oil averaged $68.92 per Bbl compared with $62.67 at March 31, 2018, and the 12 month forward prices at June 30, 2018 for natural gas averaged $2.89 per MMBtu compared with $2.88 at March 31, 2018. The 12 month forward price at June 30, 2017 for oil averaged $47.19 per Bbl compared with $51.72 at March 31, 2017, and the 12 month forward prices at June 30, 2017 for natural gas averaged $3.09 per MMBtu compared with $3.37 at March 31, 2017.

Interest expense for the three months ended June 30, 2018 decreased $6.1 million compared with the three months ended June 30, 2017. This change was primarily a result of $6.1 million related to the suspension of interest for the Senior Notes and a lower weighted average long-term debt balance as a result of the Chapter 11 proceedings combined with $0.3 million related to the write off of loan costs in the prior year, partially offset by $0.3 million from a higher weighted average effective interest rate.

We have incurred significant costs associated with the reorganization. Reorganization items, net represent costs, gains and losses directly associated with the Chapter 11 proceedings since the Petition Date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments, issuance of common stock and warrants and settlement with Predecessor common unitholders. We incurred $588.1 million of reorganization items, net during the three months ended June 30, 2018. See Note 2 and Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Net loss for the six months ended June 30, 2018 was $611.1 million compared with $76.0 million for the six months ended June 30, 2017. The significant factors in this change were $588.1 million of reorganization costs incurred during 2018, a $24.5 million unfavorable change in gain on derivatives and $5.2 million of restructuring costs incurred prior to the Petition Date, partially offset by a $68.0 million decrease in impairment of oil and natural gas properties, a $19.7 million increase in revenues and a $5.6 million decrease in interest expense.

Oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2018 totaled $131.8 million, an increase of $20.1 million compared with the six months ended June 30, 2017. This increase in revenues was the result of an increase of $11.4 million primarily related to higher oil and natural gas liquids prices, an increase of $6.2 million primarily related to increased oil and natural gas liquids production and an increase of $2.5 million related to the impact of adopting Topic 606.

Lease operating expenses for the six months ended June 30, 2018 increased $4.6 million compared with the six months ended June 30, 2017 as the result of $2.5 million related to the impact of adopting Topic 606 combined with $1.2 million from increased production and $0.9 million from a higher unit cost per Mcfe. Lease operating expenses were $1.67 per Mcfe in the six months ended June 30, 2018 compared with $1.61 per Mcfe in the six months ended June 30, 2017.

Depreciation, depletion and amortization for the six months ended June 30, 2018 increased $0.4 million compared with the six months ended June 30, 2017. This increase was a result of $2.5 million related to increased production, offset by $2.1 million from a lower unit cost per Mcfe. The lower unit cost was primarily due to lower rates as a result of the application of fresh start accounting. DD&A was $1.49 per Mcfe in the six months ended June 30, 2018 compared with $1.56 per Mcfe in the six months ended June 30, 2017.

General and administrative expenses for the six months ended June 30, 2018 totaled $17.7 million, an increase of $4.0 million compared with the six months ended June 30, 2017. This increase is primarily the result of higher compensation expenses as a result of the accelerated vesting of all unvested phantom units as a result of our emergence from bankruptcy during the six months ended June 30, 2018 combined with higher fees paid under the Services Agreement (as defined below under “Contractual Obligations”) with EnerVest. General and administrative expenses were $0.54 per Mcfe in the six months ended June 30, 2018 compared with $0.44 per Mcfe in the six months ended June 30, 2017.

Restructuring expenses for the six months ended June 30, 2018 totaled $5.2 million. These expenses are for professional services related to the restructuring of EVEP which were incurred prior to the Petition Date.

During the six months ended June 30, 2018, we incurred an insignificant amount of leasehold impairment charges. During the six months ended June 30, 2017, we incurred proved property impairment of $49.5 million related to proved oil and natural gas properties located in the Mid-Continent are and the Permian Basin, $15.3 million related to proved oil and natural gas properties located in the Monroe Field and $2.9 million related to proved oil and natural gas properties located in East Texas which were sold during April 2017. During the six months ended June 30, 2017, we also incurred leasehold impairment charges of $0.3 million.

Loss on derivatives, net was $3.8 million for the six months ended June 30, 2018 compared with a gain of $20.7 million for the six months ended June 30, 2017. This change was attributable to changes in future oil and natural gas prices. The 12 month forward price at June 30, 2018 for oil averaged $68.92 per Bbl compared with $59.40 at December 31, 2017, and the 12 month forward prices at June 30, 2018 for natural gas averaged $2.89 per MMBtu compared with $2.86 at December 31, 2017. The 12 month forward price at June 30, 2017 for oil averaged $47.19 per Bbl compared with $56.19 at December 31, 2016, and the 12 month forward prices at June 30, 2017 for natural gas averaged $3.09 per MMBtu compared with $3.61 at December 31, 2016.

Interest expense for the six months ended June 30, 2018 decreased $5.6 million compared with the six months ended June 30, 2017. This change was primarily a result of $6.1 million related to the suspension of interest for the Senior Notes and a lower weighted average long-term debt balance as a result of the Chapter 11 proceedings combined with $0.3 million related to the write off of loan costs in the prior year, partially offset by $0.8 million from a higher weighted average effective interest rate.

We have incurred significant costs associated with the reorganization. Reorganization items, net represent costs and gains directly associated with the Chapter 11 proceedings since the Petition Date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments, issuance of common stock and warrants and settlement with Predecessor common unitholders. We incurred $588.1 million of reorganization items, net during the six months ended June 30, 2018. See Note 2 and Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital have been issuances of equity and debt securities, borrowings under the Predecessor’s credit facility and cash flows from operations. Our primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our unitholders and general partner and working capital needs.

During the one month ended June 30, 2018, we incurred $4.1 million for capital drilling and completing wells. For the five months ended May 31, 2018, we incurred $26.8 million for capital drilling and completing wells. For 2018, we plan to incur $55 - $65 million of capital in an effort to keep our production flat, or to achieve moderate growth, which we expect to fund primarily from cash on hand, sales of asset, net cash flows generated from operations and borrowings under our Exit Credit Facility. We will continue monitoring the ongoing commodity price environment and expect to retain the financial flexibility to adjust plans in response to market conditions as needed.

For the remainder of 2018, we believe that cash on hand, proceeds from sales of assets, net cash flows generated from operations and borrowings under our Exit Credit Facility will be adequate to fund our capital budget and satisfy our short–term liquidity needs.

We may also utilize borrowings under our Exit Credit Facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund our acquisitions and long–term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Long–term Debt

As of June 30, 2018, we had a $1.0 billion Exit Credit Facility that will mature in February 2021. Borrowings under the Exit Credit Facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of June 30, 2018, the borrowing base was $325.0 million, and we had $280.0 million outstanding.

For additional information about our long–term debt, such as interest rates and covenants, please see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein to this report.

Cash and Short–term Investments

At June 30, 2018, we had $5.4 million of cash and short–term investments, which included $0.6 million of short–term investments. With regard to our short–term investments, we invest in money market accounts with major financial institutions.

At June 30, 2018, we had $7.7 million of restricted cash that will be used to settle certain claims and pay certain professional fees in accordance with the Plan.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our Exit Credit Facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of June 30, 2018, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Harvest is the successor reporting company of EVEP pursuant to Rule 15d-5 of the Exchange Act; however, the impact to the comparability of our results is generally limited to those areas associated with the basis in and accounting for our oil and gas properties, exploration expense and income taxes (due to the change from a limited partnership to a corporation that occurred in connection with our emergence from bankruptcy). Accordingly, we believe that describing certain year-over-year variances and trends in cash flows for the six months ended June 30, 2018 and 2017 without regard to the concept of Successor and Predecessor (i.e. on a combined basis) facilitates a meaningful analysis of our cash flows. The cash flows by type of activity have been derived from our unaudited condensed consolidated financial statements.

Cash flows provided by (used in) type of activity were as follows:

	Successor	Predecessor		Predecessor
			Combined
	One Month	Five Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	May 31, 2018	June 30, 2018	June 30, 2017
Operating activities	$8,476	$21,655	$30,131	$10,199
Investing activities	(7,204)	(29,046)	(36,250)	(60,280)
Financing activities	(17,000)	31,227	14,227	(4,000)

Operating Activities

Cash flows from operating activities provided $30.1 million and $10.2 million in the six months ended June 30, 2018 and 2017, respectively. The significant factors in the change were $19.7 million of higher revenues during 2018 and $9.7 million change in working capital, partially offset by $6.8 million increase associated with reorganization items.

Investing Activities

During the six months ended June 30, 2018, we spent $36.9 million for additions to our oil and natural gas properties and received $0.7 million from reimbursements related to oil and natural gas properties. During the six months ended June 30, 2017, we spent $58.7 million for acquisitions of oil and natural gas properties, spent $3.6 million for additions to our oil and natural gas properties and received $2.0 million in proceeds from the sale of oil and natural gas properties.

Financing Activities

During the six months ended June 30, 2018, we received $34.0 million from borrowings under our credit facility, repaid $17.0 million of long-term debt borrowings and paid $2.8 million of debt issuance costs.

During the six months ended June 30, 2017, we received $17.0 million from borrowings under our credit facility and repaid $21.0 million of long-term debt borrowings.

Off-Balance Sheet Arrangements

In the normal course of business, we may enter into off-balance sheet arrangements that give rise to off-balance sheet obligations. As of June 30, 2018, we have entered into off-balance sheet arrangements which totaled $0.2 million.

Contractual Obligations

On the Effective Date, we entered into a Services Agreement (the “Services Agreement”) with EnerVest, Ltd. and EnerVest Operating, L.L.C. (together, the “EnerVest Group”). Pursuant to the Services Agreement, the EnerVest Group will provide certain administrative, management, operating and other services and support to us (the “Services”) following the Effective Date. In addition, the EnerVest Group will also provide us with sufficient office space, equipment and office supplies pursuant to the Services Agreement. The Services Agreement covers the people EnerVest employs who provide direct support to our operations; however, the Services Agreement does not cover the six full-time employees of Harvest which include our Chief Executive Officer and Chief Financial Officer. We will pay to the EnerVest Group a management fee equal to $1,433,333 per month, which is subject to annual redetermination by agreement of the parties and may also be adjusted for acquisitions or divestitures over $5 million. The EnerVest Group will provide the Services until December 31, 2020.

We have various other contractual obligations in the normal course of our operations. For further information, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Contractual Obligations” in EVEP’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the disclosure since year-end 2017.

FORWARD–LOOKING STATEMENTS

This Form 10–Q contains forward–looking statements (each a “forward-looking statement”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward–looking statements relate to, among other things, the following:

•	bankruptcy proceedings and the effect of those proceedings on our ongoing and future operations;

•	our future financial and operating performance and results;

•	our business strategy and plans, and future capital expenditures, including plans to optimize the value of our assets, including our business strategies post-emergence from bankruptcy;

•	our estimated net proved reserves, PV–10 value and standardized measure;

•	our cash flows, liquidity and capital availability;

•	market prices;

•	our financial strategy;

•	our production volumes;

•	our ability to access the capital markets;

•	our future derivative activities; and

•	our plans and forecasts.

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

The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely”, and similar expressions, and the negative thereof, are intended to identify forward–looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information. We do not undertake any obligation to update or revise publicly any forward–looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Form 10–Q including, but not limited to:

•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;

•	Our inability to control our contract operator, EnerVest Operating, outside of the parameters of the Services Agreement;

•	our need to make accretive acquisitions or substantial capital expenditures to maintain our asset base;

•	the existence of unanticipated liabilities and problems related to acquired or divested businesses or properties;

•	the potential for additional impairments due to continuing or future declines in oil, natural gas and natural gas liquids prices;

•	risks relating to any of our unforeseen liabilities;

•	fluctuations in prices of oil, natural gas and natural gas liquids and the length of time commodity prices remain depressed;

•	significant disruptions in the financial markets;

•	future capital requirements and availability of financing;

•	uncertainty inherent in estimating our reserves;

•	risks associated with drilling and operating wells;

•	discovery, acquisition, development and replacement of reserves;

•	liquidity and cash flows and their adequacy to fund our ongoing operations;

•	consequences of changes we have made or may make from time to time in the future, to our capital expenditures budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;

•	changes in the financial condition of counterparties;

•	timing and amount of future production of oil, natural gas and natural gas liquids;

•	availability of drilling and production equipment;

•	marketing of oil, natural gas and natural gas liquids;

•	developments in oil and natural gas producing countries;

•	competition;

•	general economic conditions;

•	governmental regulations;

•	activities taken or non–performance by third parties, including suppliers, contractors, operators, transporters and purchasers of our production and counterparties to our derivative financial instrument contracts;

•	hedging decisions, including whether or not to enter into derivative financial instruments;

•	actions of third party co–owners of interest in properties in which we also own an interest;

•	fluctuations in interest rates and the value of the US dollar in international currency markets; and

•	our ability to effectively integrate companies and properties that we acquire.

All of our forward–looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Item 1A of EVEP’s Annual Report on Form 10–K for the year ended December 31, 2017 and in “Item 1A. Risk Factors” contained herein.

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

Commodity Price Risk

Our major market risk exposure is to prices for oil, natural gas and natural gas liquids. These prices have historically been volatile. As such, future earnings are subject to change due to changes in these prices. Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot prices for natural gas production. We have used, and expect to continue to use, commodity contracts to reduce our risk of changes in the prices of oil, natural gas and natural gas liquids. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with pre–existing or anticipated sales of oil, natural gas and natural gas liquids. Under the Exit Credit Facility, we are required to hedge no less than 70% of our projected production volumes (excluding projected production volumes from certain properties) for the 18-month period following the Effective Date.

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2020. As of June 30, 2018, we have commodity contracts covering approximately 55% of our estimated production attributable to our net proved reserves from July 2018 through December 2019. After excluding certain properties, for the purposes of our Exit Credit Facility minimum hedge requirement, we had greater than 70% of our projected production volumes hedged as of June 30, 2018. Subsequent to June 30, 2018, we now have commodity contracts covering approximately 51% of our production from September 2018 through December 2020. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at June 30, 2018 was a net liability of $4.2 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $19.7 million.

Please see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate Exit Credit Facility also exposes us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the three and six months ended June 30, 2018 would have increased by approximately $0.7 million and $1.4 million, respectively.

In April 2018, in conjunction with our Chapter 11 filing, the Predecessor terminated its interest rate swaps for the period of April 2018 to September 2020, which resulted in a cash settlement received in April 2018 of $1.6 million. As of June 30, 2018, we did not have any interest rate swaps in place.

Please see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes with respect to the risk factors disclosed in EV Energy Partners, L.P.’s Annual Report on Form 10–K for the year ended December 31, 2017, except for the following:

Risks Related to our Emergence from Bankruptcy

We recently emerged from bankruptcy, which may adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from bankruptcy may adversely affect our business and relationships with customers, vendors, royalty or working interest owners, contractors, employees or suppliers. Due to uncertainties, many risks exist, including the following:

•	key suppliers, vendors or other contract counterparties may terminate their relationships with us or require additional financial assurances or enhanced performance from us;

•	our ability to renew existing contracts and compete for new business may be adversely affected;

•	our ability to attract, motivate and/or retain key executives may be adversely affected; and

•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh start accounting.

In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

In addition, upon our emergence from bankruptcy, we adopted fresh start accounting. Accordingly, our future financial conditions and results of operations may not be comparable to the financial condition or results of operations reflected in our Predecessor’s historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our common stock.

Upon our emergence from bankruptcy, the composition of our board of directors changed significantly.

Pursuant to the Plan, the composition of our board of directors changed significantly. Upon emergence, our board of directors consists of five directors, only one of whom, our President and Chief Executive Officer, previously served on the board of directors of our Predecessor. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on our board of directors and, thus, may have different views on the issues that will determine our future. There is no guarantee that our new board of directors will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and our plans may differ materially from those of the past.

We depend on EnerVest to provide us the services to operate substantially all of our properties. We have limited control over the operations related to our properties operated by EnerVest.

We depend on EnerVest to provide us the services to operate substantially all of our properties. EnerVest currently operates oil and natural gas properties representing 93% of our proved oil and gas reserves as of December 31, 2017 and also has an economic interest in some of our properties. Our limited control over the operations related to our properties operated by EnerVest is set forth in our Services Agreement. The success and timing of drilling and development activities on the properties operated by EnerVest depends on a number of factors that will be largely outside of our control.

Prior to our emergence from bankruptcy, EnerVest and its affiliates had a significant economic interest in the Predecessor through its 71.25% ownership of EV Energy GP which, in turn, owned a 2% general partnership interest in the Predecessor and all of its incentive distribution rights. In connection with the emergence, the Predecessor’s general partner was dissolved and EnerVest no longer has an economic interest in us. As a result, our and EnerVest’s interests may not be aligned.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

2.1	First Modified Joint Prepackaged Chapter 11 Plan of Reorganization of EV Energy Partners, L.P. and Its Debtor Affiliates, dated May 17, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by EV Energy Partners, L.P. on May 18, 2018).

3.1	Amended and Restated Certificate of Incorporation of Harvest Oil & Gas Corp. (incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 filed on June 4, 2018).

3.2	Certificate of Designations, Preferences and Rights of 8% Cumulative Nonparticipating Redeemable Series A Preferred Stock of Harvest Oil & Gas Corp. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on June 4, 2018).

3.3	Amended and Restated Bylaws of Harvest Oil & Gas Corp. (incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-8 filed on June 4, 2018).

+3.4	State of Delaware Certificate of Change of Registered Agent and/or Registered Office, dated August 1, 2018.

4.1	Form of specimen New Common Stock certificate of Harvest Oil & Gas Corp. (incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-8 filed on June 4, 2018).

10.1	Third Amended and Restated Credit Agreement dated as of June 4, 2018, is among Harvest Oil & Gas Corp., EV Properties, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and each of the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2018).

10.2	Registration Rights Agreement dated as of June 4, 2018 by and among Harvest Oil & Gas Corp., and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 4, 2018).

10.3	Harvest Oil & Gas Corp. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s registration statement on Form S-8 filed on June 4, 2018).

10.4	Warrant Agreement, dated as of June 4, 2018, between Harvest Oil & Gas Corp., Computershare Inc. and its wholly owned subsidiary Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 4, 2018).

10.5	Services Agreement, dated as of June 4, 2018, by and among EnerVest, Ltd., EnerVest Operating, L.L.C. and Harvest Oil & Gas Corp. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on June 4, 2018).

10.6	Form of Indemnification Agreement between Harvest Oil & Gas Corp. and the directors and officers of Harvest Oil & Gas Corp. (incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-8 filed on June 4, 2018).

10.7	Amended and Restated Employment Agreement of Michael E. Mercer, dated June 4, 2018 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on June 4, 2018).

10.8	Amended and Restated Employment Agreement of Nicholas Bobrowski, dated June 4, 2018 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on June 4, 2018).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harvest Oil & Gas Corp.
(Registrant)

Date: August 20, 2018	By:	/s/ NICHOLAS BOBROWSKI
Nicholas Bobrowski
Vice President and Chief Financial Officer

