Form 10-Q
period 2018-09-30
Harvest Oil & Gas Corp.
filed 2018-11-14
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-33024

Harvest Oil & Gas Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83–0656612 (I.R.S. Employer Identification No.)

1001 Fannin, Suite 750, Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

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

YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

YES  ☑    NO  ☐

As of November 13, 2018, the registrant had 10,042,468 shares of common stock, par value of $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Harvest Oil & Gas Corp.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares/units)

(Unaudited)

	Successor	Predecessor
	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,693	$4,896
Equity securities	63,042	-
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	52,340	47,694
Other	2,572	78
Derivative asset	-	3,052
Other current assets	1,960	5,713
Total current assets	125,607	61,433

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; September 30, 2018, $7,551; December 31, 2017, $1,191,559	415,260	1,375,527
Other assets	4,679	4,845
Total assets	$545,546	$1,441,805

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Third party	$27,671	$43,817
Related party	-	4,194
Derivative liability	18,313	396
Current portion of long-term debt	-	605,549
Total current liabilities	45,984	653,956

Asset retirement obligations	115,769	158,793
Long–term debt, net	133,000	-
Long–term derivative liability	10,495	-
Other long–term liabilities	1,022	1,044

Commitments and contingencies (Note 11)

Mezzanine equity	49	-

Stockholders’ / owners’ equity:
Predecessor common unitholders – 49,368,869 units issued and outstanding as of December 31, 2017	-	648,371
Predecessor general partner interest	-	(20,359)
Successor common stock – $0.01 par value; 65,000,000 shares authorized; 10,054,816 shares issued and 10,042,468 shares outstanding as of September 30, 2018	100	-
Successor additional paid-in capital	249,672	-
Successor treasury stock at cost – 12,348 shares at September 30, 2018	(247)	-
Successor retained earnings (accumulated deficit)	(10,298)	-
Total stockholders’ / owners’ equity	239,227	628,012
Total liabilities and equity	$545,546	$1,441,805

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.

Condensed Consolidated Statements of Operations

(In thousands, except per share/unit data)

(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30, 2018	September 30, 2017
Revenues:
Oil, natural gas and natural gas liquids revenues	$68,407	$52,022
Transportation and marketing–related revenues	559	629
Total revenues	68,966	52,651

Operating costs and expenses:
Lease operating expenses	28,281	26,608
Cost of purchased natural gas	393	444
Dry hole and exploration costs	21	135
Production taxes	2,973	2,573
Accretion expense on obligations	2,345	1,905
Depreciation, depletion and amortization	7,860	21,710
General and administrative expenses	7,673	7,912
Impairment of oil and natural gas properties	2,565	32
Gain on sales of oil and natural gas properties	(28)	(876)
Total operating costs and expenses	52,083	60,443

Operating income (loss)	16,883	(7,792)

Other income (expense), net:
Loss on derivatives, net	(26,423)	(152)
Interest expense	(3,967)	(10,092)
Gain on equity securities	4,830	-
Other income (expense), net	(111)	68
Total other income (expense), net	(25,671)	(10,176)

Reorganization items, net	(972)	-

Loss before income taxes	(9,760)	(17,968)

Income tax benefit	-	80

Net loss	$(9,760)	$(17,888)

Basic and diluted earnings per share / unit:
Net loss	$(0.97)	$(0.36)

Weighted average common shares / units outstanding (basic and diluted)	10,028	49,369

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.

Condensed Consolidated Statements of Operations

(In thousands, except per share/unit data)

(Unaudited)

	Successor	Predecessor
	Four Months	Five Months	Nine Months
	Ended	Ended	Ended
	September 30, 2018	May 31, 2018	September 30, 2017
Revenues:
Oil, natural gas and natural gas liquids revenues	$89,942	$110,307	$163,745
Transportation and marketing–related revenues	744	724	1,945
Total revenues	90,686	111,031	165,690

Operating costs and expenses:
Lease operating expenses	37,656	45,372	76,782
Cost of purchased natural gas	522	557	1,384
Dry hole and exploration costs	64	122	190
Production taxes	3,943	5,343	7,828
Accretion expense on obligations	3,134	3,176	5,774
Depreciation, depletion and amortization	10,590	46,196	70,221
General and administrative expenses	9,702	15,648	21,631
Restructuring costs	-	5,211	-
Impairment of oil and natural gas properties	2,565	3	68,016
(Gain) loss on sales of oil and natural gas properties	(47)	5	(911)
Total operating costs and expenses	68,129	121,633	250,915

Operating income (loss)	22,557	(10,602)	(85,225)

Other income (expense), net:
Gain (loss) on derivatives, net	(30,655)	444	20,588
Interest expense	(5,166)	(13,652)	(30,501)
Gain on equity securities	4,830	-	-
Other income (expense), net	(84)	776	1,149
Total other income (expense), net	(31,075)	(12,432)	(8,764)

Reorganization items, net	(1,780)	(587,325)	-

Loss before income taxes	(10,298)	(610,359)	(93,989)

Income tax (expense) benefit	-	(166)	109

Net loss	$(10,298)	$(610,525)	$(93,880)

Basic and diluted earnings per share / unit:
Net loss	$(1.03)	$(12.12)	$(1.86)

Weighted average common shares / units outstanding (basic and diluted)	10,021	49,369	49,353

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

Condensed Consolidated Statements of Equity (Successor)

(In thousands)

(Unaudited)

					Retained
			Additional		Earnings	Total
	Common Stock		Paid-in	Treasury	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit)	Equity
Issuance of successor common stock to holders of the Senior Notes	9,500	$95	$227,271	$-	$-	$227,366
Issuance of successor common stock to predecessor common unitholders	500	5	11,962	-	-	11,967
Issuance of warrants	-	-	9,345	-	-	9,345
Balance, May 31, 2018 (Successor)	10,000	100	248,578	-	-	248,678
Net loss	-	-	-	-	(10,298)	(10,298)
Share–based compensation	-	-	1,094	-	-	1,094
Restricted shares vested	55	-	-	-	-	-
Purchase of treasury stock	(12)	-	-	(247)	-	(247)
Balance, September 30, 2018 (Successor)	10,043	$100	$249,672	$(247)	$(10,298)	$239,227

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Successor	Predecessor
	Four Months	Five Months	Nine Months
	Ended	Ended	Ended
	September 30,	May 31,	September 30,
	2018	2018	2017
Cash flows from operating activities:
Net loss	$(10,298)	$(610,525)	$(93,880)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Accretion expense on obligations	3,134	3,176	5,774
Depreciation, depletion and amortization	10,590	46,196	70,221
Share–based compensation cost	1,144	3,784	3,290
Impairment of oil and natural gas properties	2,565	3	68,016
(Gain) loss on sales of oil and natural gas properties	(47)	5	(911)
Gain on equity securities	(4,830)	-	-
(Gain) loss on derivatives, net	30,655	(444)	(20,588)
Cash settlements of matured derivative contracts	(1,847)	3,099	(2,196)
Reorganization items, net	-	573,304	-
Other	780	248	820
Changes in operating assets and liabilities:
Accounts receivable	(2,014)	(3,518)	1,681
Other current assets	314	1,853	(649)
Accounts payable and accrued liabilities	(4,183)	4,405	2,993
Other, net	(38)	69	(235)
Net cash flows provided by operating activities	25,925	21,655	34,336

Cash flows from investing activities:
Acquisition of oil and natural gas properties	-	-	(61,400)
Additions to oil and natural gas properties	(22,307)	(29,727)	(9,344)
Reimbursements related to oil and natural gas properties	1,091	652	-
Proceeds from sale of oil and natural gas properties	136,483	3	3,639
Other	16	26	46
Net cash flows provided by (used in) investing activities	115,283	(29,046)	(67,059)

Cash flows from financing activities:
Repayment of long-term debt borrowings	(164,000)	-	(28,000)
Long–term debt borrowings	-	34,000	17,000
Loan costs incurred	-	(2,813)	-
Purchase of treasury stock	(247)	-	-
Contributions from general partner	-	40	-
Net cash flows provided by (used in) financing activities	(164,247)	31,227	(11,000)

Increase (decrease) in cash, cash equivalents and restricted cash	(23,039)	23,836	(43,723)
Cash, cash equivalents and restricted cash – beginning of period	28,732	4,896	57,633
Cash, cash equivalents and restricted cash – end of period	$5,693	$28,732	$13,910

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

The Company operates one reportable segment engaged in the development and production of oil and natural gas properties, and all of its operations are located in the United States. From time to time, the Company may look to divest assets and use proceeds to repay bank debt, concentrate in existing positions or venture into new basins. The oil and natural gas properties of Harvest are located in the Barnett Shale, the San Juan Basin, the Appalachian Basin (which includes the Utica Shale), Michigan, the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Permian Basin and the Monroe Field in Northern Louisiana.

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

In January 2016, the FASB issued ASU No. 2016–01, Financial Instruments: Overall (Subtopic 825-10) (“ASU 2016-01”). This main objective of this ASU was to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. One of the provisions of this ASU was to require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company implemented ASU 2016-01 as of January 1, 2018. Changes in fair value of the Company’s equity investments are included in “Gain on equity securities” in the unaudited condensed consolidated statements of operations. See Note 8 for additional details regarding the fair value measurement of the equity securities.

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

In November 2016, the FASB issued ASU No. 2016-18: Statement of Cash Flows– Restricted Cash. The main objective of ASU 2016-18 is to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Partnership adopted ASU 2016-18 on January 1, 2018. The adoption of this ASU resulted in a change to the condensed consolidated statement of cash flows for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, the $5.5 million cash and cash equivalents – beginning of year was revised to $57.6 million cash, cash equivalents and restricted cash – beginning of year and the net cash used in investing activities was increased from $15.0 million to $67.1 million.

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

In August 2018, the FASB issued ASU No. 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The FASB issued ASU 2018-13 as part of its disclosure framework project. The amendments of this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; early application is permitted. We do not expect that adopting this ASU will have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective during the nine months ended September 30, 2018 have had or are expected to have a material impact on the unaudited condensed consolidated financial statements other than those disclosed in EVEP’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Plan of Reorganization

In accordance with the Plan, on the Effective Date:

•	The Successor issued (i) 9,500,000 new shares of its common stock, par value $0.01 per share (“common stock”) pro rata to holders of the Senior Notes with claims allowed under the Plan; (ii) 500,016 shares of common stock pro rata to holders of units of EVEP prior to the Effective Date; (iii) 800,000 warrants (the “Warrants”) to purchase 800,000 shares of the Company’s common stock to holders of units of EVEP prior to the Effective Date exercisable for a five-year period commencing on the Effective Date entitling their holders upon exercise thereof, on a pro rata basis, to 8% of the total issued and outstanding common stock (including common stock as of the Effective Date issuable upon full exercise of the Warrants, but excluding any common stock issuable under the Company’s Management Incentive Plan (the “MIP”)), at a per share exercise price of $37.48; (iv) 79,000 shares of 8% Cumulative Nonparticipating Redeemable Series A Preferred Stock (the “Series A Preferred Stock”) to its indirectly wholly-owned subsidiary EV Midstream, L.P. for consideration of $790,000; and (v) 21,000 shares of Series A Preferred Stock to one employee of the Company and one employee of EnerVest for consideration of services to the Company, which vest on the earlier of (i) June 4, 2019 or (ii) immediately prior to the consummation of a Sale Transaction as such term is defined in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock (the “Certificate of Designations”);

•	The holders of claims under the Predecessor’s credit facility received full recovery, consisting of (i) their pro rata share of the $1 billion new reserve-based revolving loan (the “Exit Credit Facility”), as further discussed in Note 10; (ii) cash in amount equal to the accrued but unpaid interest payable to such lenders under the credit facility as of the Effective Date; and (iii) unfunded commitments and letter of credit participation under the Exit Credit Facility equal to the unfunded commitments and letter of credit participation of such lender as of the Effective Date;

•	The Senior Notes were cancelled and the Predecessor’s liability thereunder discharged, and the holders of the Notes received (directly or indirectly) their pro rata share of New Common Stock representing, in the aggregate, 95% of the New Common Stock on the Effective Date (subject to dilution by the MIP and the common shares issuable upon exercise of the Warrants);

•	The Predecessor’s common units were cancelled, and each common unitholder received its pro rata share of: (i) 5% of the New Common Shares and (ii) the Warrants;

•	The holders of administrative expense claims, other priority claims and general unsecured creditors of the Predecessor received in exchange for their claims payment in full in cash or otherwise had their rights unimpaired under Title 11 of the United States Code;

•	The Successor entered into a registration rights agreement (the “Registration Rights Agreement”) with certain recipients of shares of its common stock pursuant to which the Successor agreed to, among other things, file a shelf registration statement (the “Initial Shelf Registration Statement”) and use its reasonable best efforts to have the Initial Shelf Registration Statement declared effective as soon as possible after the date of its first Quarterly Report on Form 10-Q following the Effective Date;

•	The Successor adopted the MIP, pursuant to which employees, directors, consultants and other service providers of the Company and its subsidiaries are eligible to receive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards. As of the Effective Date, an aggregate of 689,362 shares of common stock were reserved for issuance under the MIP, all of which may be granted in the form of incentive stock options;

•	The terms of the Predecessor’s board of directors automatically expired on the Effective Date. The Successor formed a new five-member board of directors consisting of the Chief Executive Officer and two new members designated by certain parties to the Restructuring Support Agreement and two independent members; and

•	General unsecured claims received, (i) if such claim was due and payable on or before the Effective Date, payment in full, in cash, or the unpaid portion of its allowed general unsecured claim, (ii) if such claim was not due and payable before the Effective Date, payment in the ordinary course, and (iii) other treatment, as may be agreed upon by the Debtors, the Supporting Noteholders and the holder of such general unsecured claim; and

•	The Company converted from a limited partnership to a corporation.

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
Commitments and contingencies (Note 11)
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

(10)	Reflects the cancellation of the Predecessor company common unitholders and general partner interest.

		General
	Common	Partner
	Unitholders	Interest
Net gain from reorganization adjustments	$118,940	$2,426
Contribution from general partner	-	40
Issuance of common stock to Predecessor common unitholders	(11,967)	-
Issuance of warrants to Predecessor common unitholders	(9,345)	-
Cancellation of Predecessor common unitholders / general partner interest	(32,453)	32,454
	$65,175	$34,920

(11)	Reflects the issuance of 10,000,016 shares of common stock at a par value of $0.01 per share in accordance with the Plan, and the issuance of 800,000 warrants in accordance with the Plan. The fair value of the Warrants was determined by using the Black-Scholes model and were reasonably estimated to be approximately $11.68 per share. See Note 13 for additional information on the issuance of the Successor’s Warrants.

Issuance of shares of Successor common stock at par value of $0.01 per share	$100
Additional paid-in capital from issuance of Successor common stock	239,233
Additional paid-in capital from issuance of Successor warrants	9,345
Fair value of Successor equity	$248,678

See Note 13 for additional information on the issuances of the Successor’s equity.

Fresh Start Adjustments

(12)	Reflects the adjustment to write-down certain other current assets to fair value.

(13)	Reflects a decrease of oil and natural gas properties, net. In determining the fair value of the oil and gas properties both the income and market approach were utilized and the accumulated depreciation, depletion and impairment was eliminated. The following table summarizes the components of oil and natural gas properties as of the Effective Date: based on the methodology discussed above and the elimination of accumulated depreciation, depletion and impairment. The fresh start adjustments to oil and natural gas properties, net are as follows:

	Successor	Predecessor
	Fair Value	Historical Book Value
Proved oil and natural gas properties	$547,136	$2,593,249
Unproved oil and natural gas properties	68,882	-
	616,018	2,593,249
Accumulated depreciation, depletion and amortization	-	(1,237,745)
Net capitalized costs	$616,018	$1,355,504

(14)	Reflects the write-off of immaterial other assets not anticipated to have value to Harvest.

(15)	Reflects a decrease of $42.0 million for asset retirement obligations. The fair value of asset retirement obligations was estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plugging and abandonment costs per well based on existing regulatory requirements, (ii) remaining life per well, (iii) future inflation factors and (iv) a credit-adjusted risk free rate.

(16)	Reflects the cumulative impact of the fresh start adjustments discussed above.

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

The following table summarizes the components of reorganization items, net included in the accompanying unaudited condensed consolidated statements of operations:

	Successor		Predecessor
	Three Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30, 2018	September 30, 2018	May 31, 2018
Gain on settlement of liabilities subject to compromise	$-	$-	$128,700
Fresh start valuation adjustments	-	-	(700,325)
Professional fees	(972)	(1,780)	(13,345)
Other	-	-	(2,355)
Reorganization items, net	$(972)	$(1,780)	$(587,325)

NOTE 4. REVENUE

On January 1, 2018, the Partnership adopted ASU No. 2014–09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Accordingly, the comparative information for the three and nine months ended September 30, 2017, has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this ASU did not have a material impact on the unaudited condensed consolidated financial statements, and the primary impacts of this change in accounting policy for revenue recognition effective January 1, 2018, are detailed below.

There were no significant changes to the timing of revenue recognized for sales of production. However, as a result of management’s evaluation under new considerations within Topic 606, the adoption did result in certain contracts being recorded on a net basis instead of a gross basis, as well as some contracts being recorded on a gross basis instead of a net basis, as a result of the determined delivery point. These presentation changes did not have an impact on income or loss from operations, earnings per share/unit or cash flows, but did increase oil, natural gas and natural gas liquids revenues and lease operating expenses in the unaudited condensed consolidated financial statements by approximately $1.6 million and $2.0 million for the three and four months ended September 30, 2018 and by approximately $2.1 million for the five months ended May 31, 2018, respectively, as compared to what would have been recognized using the revenue recognition guidance that was in effect before the adoption of Topic 606.

The following table summarizes the impact of adopting Topic 606 on the unaudited condensed consolidated financial statements:

	Without	Impact of
	Adoption of	Change in
	Topic 606	Accounting Policy	As Reported
Successor
For the Three Months Ended September 30, 2018:
Oil, natural gas and natural gas liquids revenues	$66,843	$1,564	$68,407
Lease operating expenses	$26,717	$1,564	$28,281

For the Four Months Ended September 30, 2018:
Oil, natural gas and natural gas liquids revenues	$87,929	$2,013	$89,942
Lease operating expenses	$35,643	$2,013	$37,656

Predecessor
For the Five Months Ended May 31, 2018:
Oil, natural gas and natural gas liquids revenues	$108,253	$2,054	$110,307
Lease operating expenses	$43,318	$2,054	$45,372

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

The following table disaggregates revenue by significant product and service type:

	Successor		Predecessor
	Three Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30, 2018	September 30, 2018	May 31, 2018
Oil	$23,254	$30,415	$42,460
Natural gas (1)	26,494	35,158	40,951
Natural gas liquids (1)	18,659	24,369	26,896
Oil, natural gas and natural gas liquids revenues	68,407	89,942	110,307
Transportation and marketing–related revenues	559	744	724
Total revenues	$68,966	$90,686	$111,031

(1)	The Company recognizes wet gas revenues, which are recorded net of transportation, gathering and processing expenses, partially as natural gas revenues and partially as natural gas liquids revenues based on the end products after processing occurs. For the Successor period of the three months ended September 30, 2018, wet gas revenues were $5.9 million which were recognized as $2.0 million of natural gas revenues and $3.9 million of natural gas liquids revenues. For the Successor period of the four months ended September 30, 2018, wet gas revenues were $7.4 million which were recognized as $2.5 million of natural gas revenues and $4.9 million of natural gas liquids revenues. For the Predecessor period of the five months ended May 31, 2018, wet gas revenues were $8.4 million which were recognized as $3.2 million of natural gas revenues and $5.2 million of natural gas liquids revenues.

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

Accounts receivable are primarily from purchasers of oil, natural gas and natural gas liquids and from exploration and production companies that own interests in properties Harvest operates. This industry concentration could affect overall exposure to credit risk, either positively or negatively, because the Company’s purchasers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. The Company routinely assesses the financial strength of its customers and bad debts are recorded based on an account-by-account review specifically identifying receivables that the Company believes may be uncollectible after all means of collection have been exhausted, and the potential recovery is considered remote. As of September 30, 2018 and December 31, 2017, the Company did not have any reserves for doubtful accounts.

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

During the four months ended September 30, 2018, the Company granted 54,800 shares of restricted stock under the MIP, which vested during September 2018 as a result of the closing of the Central Texas divestiture (defined in Note 6). See Note 6 for additional information about the divestiture. The weighted average fair value of the restricted shares granted during the four months ended September 30, 2018, was $19.99 with a total fair value of approximately $1.1 million. None of these shares were forfeited during the three or four months ended September 30, 2018. Approximately 0.6 million shares remain available for grant under the MIP as of September 30, 2018.

The Company recognized compensation cost related to these restricted shares of the full grant date fair value of $1.1 million for both the three and four months ended September 30, 2018 as the awards vested in September 2018. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

Series A Preferred Stock

In connection with the Restructuring and in reliance on the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code, Harvest issued 21,000 shares of Series A Preferred Stock to one employee of the Company and one employee of EnerVest for consideration of services to the Company pursuant to Preferred Stock Purchase Agreements, dated as of the Effective Date, which vest on the earlier of (i) June 4, 2019 or (ii) immediately prior to the consummation of a Sale Transaction (as defined in the Certificate of Designations). The Company estimated the fair value of the Series A Preferred Stock as of September 30, 2018 at $0.2 million. The fair value of the preferred stock award will be recognized on a straight–line basis over the service period, and the Company will account for forfeitures as they occur. During both the three and four months ended September 30, 2018, the Company recognized $49 thousand of compensation cost related to this preferred stock. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statement of operations.

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

The Predecessor recognized compensation cost related to these phantom units of $1.0 million for the five months ended May 31, 2018, under the normal vesting schedule. The Predecessor recognized compensation cost related to these phantom units of $1.1 million and $3.3 million in the three months and nine months ended September 30, 2017, respectively. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

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

NOTE 6. DIVESTITURES

On August 31, 2018, the Company closed the sale of certain oil and gas properties in Central Texas and Karnes County, Texas (the “Central Texas Divestiture”) to Magnolia Oil & Gas Parent LLC and Magnolia Oil & Gas Corporation (collectively, “Magnolia”) for total consideration of $133.3 million in cash, net of preliminary purchase price adjustments, and 4.2 million shares of common stock of Magnolia (NYSE: MGY). Based on the closing price for Magnolia’s common stock on August 31, 2018, total consideration was $191.5 million, net of preliminary purchase price adjustments.

In addition, in August 2018, the Company closed the sale of certain oil and gas properties in Central Texas to a third party for $3.5 million, net of preliminary purchase price adjustments.

NOTE 7. RISK MANAGEMENT

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

After the Effective Date, the Company entered into new commodity derivative contracts. As of September 30, 2018, the Company had entered into the following terms:

		Weighted
		Average
	Hedged	Fixed
Period Covered	Volume	Price
Oil (MBbls):
Swaps – October 2018 to December 2018	276.0	$66.34
Swaps – January 2019 to December 2019	1,022.0	$63.02
Swaps – January 2020 to December 2020	732.0	$60.51

Natural Gas (MMBtus):
Swaps – October 2018 to December 2018	8,280.0	$2.91
Swaps – January 2019 to December 2019	31,025.0	$2.77

Natural Gas Liquids (MBbls):
Swaps – October 2018 to December 2018	276.0	$20.82
Swaps – January 2019 to December 2019	1,095.0	$18.58
Swaps – January 2020 to December 2020	768.6	$17.68

 The following table sets forth the fair values and classification of the Company’s outstanding derivatives:

	Successor
			Net Amounts
		Gross Amounts	of Assets
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
As of September 30, 2018:
Derivative asset	$8	$(8)	$-
Long-term derivative asset	124	(124)	-
Total	$132	$(132)	$-

Derivative liability	$18,321	$(8)	$18,313
Long-term derivative liability	10,619	(124)	10,495
Total	$28,940	$(132)	$28,808

Predecessor
Net Amounts
		Gross Amounts	of Liabilities
		Offset in the	Presented in the
	Gross	Unaudited	Unaudited
	Amounts of	Condensed	Condensed
	Recognized	Consolidated	Consolidated
	Liabilities	Balance Sheet	Balance Sheet
As of December 31, 2017:
Derivative asset	$3,402	$(350)	$3,052

Derivative liability	$746	$(350)	$396

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

Recurring Basis

The following table presents the fair value hierarchy for the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis:

	Successor
		Fair Value Measurements at the End of the Reporting Period
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2018:
Assets:
Oil, natural gas and natural gas liquids derivatives	$132	$-	$132	$-
Equity securities	63,042	-	63,042	-
	$63,174	$-	$63,174	$-

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$28,940	$-	$28,940	$-

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

The Company’s derivatives consist of over–the–counter contracts which are not traded on a public exchange. As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, the Company has categorized these derivatives as Level 2. The Company values these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Estimates of fair value have been determined at discrete points in time based on relevant market data. Furthermore, fair values are adjusted to reflect the credit risk inherent in the transaction, which may include amounts to reflect counterparty credit quality and/or the effect of the Company’s creditworthiness. These assumed credit risk adjustments are based on published credit ratings, public bond yield spreads and credit default swap spreads. There were no changes in valuation techniques or related inputs in the nine months ended September 30, 2018.

The Company’s equity securities consist of 4.2 million shares of common stock of Magnolia which are traded on a public exchange. While the fair value of these shares is based market price, the Company has categorized these equity securities as Level 2, as the Company is subject to a 120 day lock-up after August 31, 2018, regarding the sale of these shares.

Nonrecurring Basis

During the three and four months ended September 30, 2018, the Company recognized an impairment expense of $2.6 million related to proved oil and natural gas properties in Central Texas and Karnes County, Texas which were sold during August 2018. During the five months ended May 31, 2018, the Predecessor did not recognize any impairment expense related to proved oil and natural gas properties. During the three months ended September 30, 2017, the Predecessor did not recognize any impairment expense related to proved oil and natural gas properties. During the nine months ended September 30, 2017, the Predecessor recognized $67.7 million of impairment expense related to proved oil and natural gas properties; $49.5 million of this impairment related to properties located in the Mid-Continent area and the Permian Basin, $15.3 million related to properties located in the Monroe Field and $2.9 million related to properties in East Texas which were sold during April 2017.

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

ARO as of December 31, 2017 (Predecessor)	$161,963
Liabilities incurred	77
Accretion expense	3,176
Settlements and divestitures	(385)
ARO as of May 31,2018 (Predecessor)	164,831
Fresh start adjustments (1)	(41,953)
ARO as of May 31, 2018 (Successor)	122,878
Liabilities incurred	6
Accretion expense	3,134
Settlements and divestitures	(7,533)
ARO as of September 30, 2018 (Successor)	$118,485

(1)	As a result of the application of fresh start accounting, the Successor recorded its asset retirement obligations at fair value as of the Effective Date.

As of September 30, 2018, $2.7 million of the Successor ARO and as of December 31, 2017, $3.2 million of the Predecessor ARO is classified as current and is included in “Accounts payable and accrued liabilities” in the unaudited condensed consolidated balance sheets, respectively.

NOTE 10. LONG–TERM DEBT

The following table presents the consolidated debt obligations at the dates indicated:

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Successor Exit Credit Facility	$133,000	$-
Predecessor Credit facility	-	263,000
Predecessor 8.0% senior notes due April 2019:
Principal outstanding	-	343,348
Unamortized discount and debt issuance costs (1)	-	(1,701)
Unaccreted premium (2)	-	902
	-	342,549
Total debt	133,000	605,549
Less: Current portion of long-term debt (3)	-	(605,549)
Long-term debt, net	$133,000	$-

(1)	Imputed interest rate of 8.49% for December 31, 2017.

(2)	Imputed interest rate of 7.43% for December 31, 2017.

(3)	Due to the anticipated financial covenant violations as of December 31, 2017, the borrowings under the Predecessor’s credit facility and Senior Notes were classified as current at December 31, 2017. There were no existing or anticipated financial covenant violations as of September 30, 2018.

Exit Credit Facility

In connection with the Company’s emergence from bankruptcy, on the Effective Date, the Company entered into a Credit Agreement providing for a $1.0 billion new reserve-based revolving loan. The Exit Credit Facility matures on February 26, 2021. Borrowings under the Exit Credit Facility are secured by a first priority lien on substantially all of the Company’s oil and natural gas properties. The Company may use borrowings under the Exit Credit Facility for acquiring and developing oil and natural gas properties, for working capital purposes and for general corporate purposes. The Company also may use up to $50.0 million of available borrowing capacity for letters of credit. As of September 30, 2018, the Company had a $0.2 million letter of credit outstanding.

The terms of the credit facility do not require any repayments of amounts outstanding until it matures in February 2021. Borrowings under the credit facility bear interest at a floating rate based on, at the Company’s election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base outstanding (weighted average effective interest rate of 5.25% at September 30, 2018).

Borrowings under the Exit Credit Facility may not exceed a “borrowing base” determined by the lenders under the credit facility based on the Company’s oil and natural gas reserves. In August 2018, as a result of the Central Texas divestiture, the borrowing base was reduced by $60.3 million to $264.7 million. As of September 30, 2018, the borrowing base under the Exit Credit Facility was $264.7 million. The borrowing base is subject to scheduled redeterminations starting on April 1, 2019, and semi-annually as of April 1 and October 1 of each year thereafter with an additional redetermination once per calendar year at the election of either the Company or the lenders.

The Exit Credit Facility requires the maintenance of the following (as defined in the Credit Agreement):

•	the Total Debt to EBITDAX ratio covenant to be no greater than 4.0 to 1.0;

•	the current consolidated assets (including unused commitments under the Exit Credit Facility) to current consolidated liabilities to be no less than 1.0 to 1.0;

•	requires the percentage of Mortgaged Properties to be no less than 95% of the total value of the Oil and Gas Properties evaluated in the most recent Reserve Report;

•	required that, no later than 60 days following the Effective Date, 70% of projected production volumes (excluding projected production volumes from certain properties) be hedged (as of the date such swap agreements were executed) for the 18 months following the Effective Date; and

•	limits cash held by the Company to the greater of 5% of the current borrowing base or $30.0 million.

As of September 30, 2018, the Company was in compliance with all of these financial covenants.

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

In connection with EVEP’s emergence from bankruptcy on June 4, 2018, the holders of claims under the Predecessor’s credit facility received full recovery, consisting of (i) their pro rata share of the $1 billion new reserve-based revolving loan; (ii) cash in amount equal to the accrued but unpaid interest payable to such lenders under the credit facility as of the Effective Date; and (iii) unfunded commitments and letter of credit participation under the Exit Credit Facility equal to the unfunded commitments and letter of credit participation of such lender as of the Effective Date.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

On the Effective Date, Harvest entered into a Services Agreement (the “Services Agreement”) with EnerVest, Ltd. and EnerVest Operating, L.L.C. (together, the “EnerVest Group”). Pursuant to the Services Agreement, the EnerVest Group will provide certain administrative, management, operating and other services and support to Harvest (the “Services”) following the Effective Date. In addition, the EnerVest Group will also provide Harvest with sufficient office space, equipment and office supplies pursuant to the Services Agreement. The Services Agreement covers the people EnerVest employs who provide direct support to the Company’s operations; however, the Services Agreement does not cover the six full-time employees of Harvest which include the Chief Executive Officer and the Chief Financial Officer. The management fee is subject to an annual redetermination by agreement of the parties and may also be adjusted for acquisitions or divestitures over $5 million. Prior to the Central Texas divestiture, Harvest paid the EnerVest Group a management fee equal to $1,433,333 per month. As a result of the Central Texas divestiture, the fee was reduced by $288,375 per month. Starting in September 2018, Harvest will pay to the EnerVest Group a management fee equal to $1,144,958 per month. The EnerVest Group will provide the Services until December 31, 2020.

The Company is involved in disputes or legal actions arising in the ordinary course of business. The Company does not believe the outcome of such disputes or legal actions, other than addressed below, will have a material effect on its unaudited condensed consolidated financial statements. No amounts were accrued at September 30, 2018 or December 31, 2017.

In August 2018, the Company was notified by the Office of Natural Resources Revenue (“ONRR”) of potential underpayments of royalties related to certain leases for the period of 2009 through 2018. The Company also received an extension from ONRR to amend the royalty filings which expires in December 2018. Any potential liability for underpayment is currently not estimable, but could be material to the unaudited condensed consolidated financial statements. No amount has been accrued as of September 30, 2018.

NOTE 12. INCOME TAXES

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

Management assesses the available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to realize the Company’s deferred tax assets. Due to significant negative evidence, the Company has established a valuation allowance against its net deferred tax asset of $22.9 million as of September 30, 2018.  In addition to the emergence from bankruptcy, the Predecessor incurred a cumulative loss over the three-year period ended June 4, 2018. The net deferred tax asset before valuation allowance as of September 30, 2018 primarily relates to temporary differences in GAAP and tax bankruptcy emergence valuations.

The Company had no income tax expense or benefit for the period from June 1, 2018 through September 30, 2018 as a result of changes in valuation allowances. The Company recorded an income tax expense for the period from January 1, 2018 through May 31, 2018 of $0.2 million related to state income taxes. The Company’s income tax benefit related to state income taxes for the nine months ended September 30, 2017 was $0.1 million.

NOTE 13. EQUITY

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

On the Effective Date, there were 10,000,016 shares of New Common Stock issued and outstanding. As of September 30, 2018, there were 10,054,816 shares issued and 10,042,468 shares outstanding.

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

NOTE 14. EARNINGS PER SHARE/UNIT

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

The following sets forth the calculation of earnings per share/unit, for the period indicated:

	Successor		Predecessor
	Three Months	Four Months	Three Months	Five Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	May 31,	September 30,
	2018	2018	2017	2018	2017
Net loss attributable to Successor/Predecessor	$(9,760)	$(10,298)	$(17,888)	$(610,525)	$(93,880)
Predecessor's general partner’s 2% interest in net loss	-	-	358	12,211	1,878
Earnings attributable to Predecessor's unvested phantom units	-	-	-	-	-
Net loss available to common stockholders/limited partners	$(9,760)	$(10,298)	$(17,530)	$(598,314)	$(92,002)

Weighted average common shares/units outstanding:
Basic	10,028	10,021	49,369	49,369	49,353
Dilutive effect of potential common shares/units	-	-	-	-	-
Diluted	10,028	10,021	49,369	49,369	49,353

Net earnings per share/unit:
Basic	$(0.97)	$(1.03)	$(0.36)	$(12.12)	$(1.86)
Diluted	$(0.97)	$(1.03)	$(0.36)	$(12.12)	$(1.86)

Antidilutive warrants (1)	800,000	800,000	-	-	-

(1)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

NOTE 15. RELATED PARTY TRANSACTIONS

As a result the Restructuring, EnerVest is no longer a related party to the Company. However, Harvest will continue to its relationship with EnerVest through an agreement for EnerVest to operate its properties. See Note 11 for additional information regarding the Services Agreement.

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

Pursuant to a services agreement, referred to as an omnibus agreement, the Predecessor paid EnerVest $7.2 million for general and administrative services provided during the five months ended May 31, 2018. Under the omnibus agreement, the Predecessor also paid EnerVest $3.5 million and $10.5 million for services provided during the three and nine months ended September 30, 2017, respectively. These fees were based on an allocation of charges between EnerVest and EVEP based on the estimated use of such services by each party, and the Partnership believed that the allocation method employed by EnerVest was reasonable and reflective of the estimated level of costs the Partnership would have incurred on a standalone basis. These fees are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

The Partnership entered into operating agreements whereby a wholly owned subsidiary of EnerVest and its affiliates acted as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which EVEP owned an interest. The Predecessor reimbursed EnerVest approximately $8.4 million in the five months ended May 31, 2018, for direct expenses incurred in the operation of its wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on its properties. Under that operating agreement, the Predecessor also reimbursed EnerVest $4.5 million and $14.0 million in the three and nine months ended September 30, 2017, respectively, for direct expenses incurred. As the vast majority of such expenses were charged to the Partnership on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), EVEP believed that the aforementioned services were provided at fair and reasonable rates relative to the prevailing market and were representative of the costs that would have been incurred on a standalone basis. These costs are included in “Lease operating expenses” in the unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collected proceeds from oil and natural gas sales and distributed them to the Partnership and other working interest owners.

As of December 31, 2017, the Predecessor owed EnerVest Operating $4.2 million.

Effective November 1, 2011, EVEP, along with certain institutional partnerships managed by EnerVest, sold a portion of its unproved, undeveloped Utica acreage in ten Ohio counties to Total E&P USA, Inc. A portion of the purchase price was paid in cash with the balance payable in the form of a carried interest in future development activity. In early 2017, the allocated share of the Carry for one of the institutional partnerships was completely utilized. As such, that institutional partnership purchased Carry rights from EVEP and the other institutional partnerships equal to the benefit to be received from Total for their continued participation in the Carry. EVEP’s share of this benefit was $0.7 million for the five months ended May 31, 2018. These purchased Carry rights were recorded as reimbursements to oil and gas properties. During the four months ended September 30, 2018, the institutional partnership continues to purchase Carry rights from Harvest, however, the institutional partnership is no longer considered a related party.

NOTE 16. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Successor	Predecessor
	Four Months	Five Months	Nine Months
	Ended	Ended	Ended
	September 30, 2018	May 31, 2018	September 30, 2017
Supplemental cash flows information:
Cash paid for interest	$4,383	$6,008	$22,090
Cash paid for reorganization items (1)	8,733	6,691	-

(1)	Includes approximately $6.9 million disbursed from the restricted cash account during the four months ended September 30, 2018.

	Successor	Predecessor
	September 30, 2018	September 30, 2017

Non-cash transactions:
Costs for additions to oil and natural gas properties
in accounts payable and accrued liabilities	$4,232	$9,840

Accounts payable and accrued liabilities consisted of the following:

	Successor	Predecessor
	September 30,	December 31,
	2018	2017
Lease operating expenses	$11,041	$11,411
Production and ad valorem taxes	4,969	6,351
Costs for additions to oil and natural gas properties	4,232	12,748
General and administrative expenses	2,881	3,331
Current portion of ARO	2,716	3,170
Derivative settlements	1,126	573
Reorganization items	304	-
Interest	58	5,820
Other	344	413
Total	$27,671	$43,817

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

We operate one reportable segment engaged in the development and production of oil and natural gas properties, and all of our operations are located in the United States. From time to time, we may look to divest assets and use proceeds to repay bank debt, concentrate in existing positions or venture into new basins. Our oil and natural gas properties are located in the Barnett Shale, the San Juan Basin, the Appalachian Basin (which includes the Utica Shale), Michigan, the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Permian Basin and the Monroe Field in Northern Louisiana. As of December 31, 2017, we had estimated net proved reserves of 13.4 MMBbls of oil, 543.7 Bcf of natural gas and 31.6 MMBbls of natural gas liquids, or 813.6 Bcfe.

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

Divestitures

On August 31, 2018, we closed the sale of certain oil and gas properties in Central Texas and Karnes County, Texas (the “Central Texas Divestiture”) to Magnolia Oil & Gas Parent LLC and Magnolia Oil & Gas Corporation (collectively, “Magnolia”) for total consideration of $133.3 million in cash, net of preliminary purchase price adjustments, and 4.2 million shares of common stock of Magnolia (NYSE: MGY). Based on the closing price for Magnolia’s common stock on August 31, 2018, total consideration was $191.5 million, net of preliminary purchase price adjustments.

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

In order to mitigate the impact of lower prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. Although we have entered into derivative contracts covering a portion of our future production through December 2020, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices at which we can enter into derivative contracts for additional volumes in the future. We have mitigated, but not eliminated, the potential effects of changing prices on our cash flows from operations for those periods. An extended period of depressed commodity prices would alter our development plans, as well as adversely affect our ability to access additional capital in the capital markets. Please refer to Item 3. “Quantitative And Qualitative Disclosures About Market Risk” in this current report for more information.

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

Our Response to the Operating Environment and Our Operating Plan

We focus our efforts on maintaining our reserves and production while controlling costs at a level that is appropriate for long–term operations. Our future cash flows from operations are dependent upon our ability to manage our overall cost structure. The primary factors affecting our production levels are capital availability, the success of our drilling program and our inventory of drilling prospects. In addition, as initial reservoir pressures are depleted, production from our wells decreases. We attempt to mitigate or reduce this natural decline through drilling. We will maintain our focus on drilling costs as well as the costs necessary to produce our reserves. Our drilling program is dependent on our capital resources and the economics of drilling prospects and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. Any delays in drilling, completion or connection to gathering lines of our new wells will negatively impact our production, which may have an adverse effect on our revenues. From time to time, we may also pursue the strategic divestiture of assets as part of our overall operating plan.

RESULTS OF OPERATIONS

Factors Affecting the Comparability of the Results

Harvest is the successor reporting company of EVEP pursuant to Rule 15d-5 of the Exchange Act; however, the impact to the comparability of our results is generally limited to those areas associated with the basis in and accounting for our oil and gas properties (specifically depreciation, depletion and amortization (“DD&A”) and impairments), exploration expense and income taxes (due to the change from a limited partnership to a corporation that occurred in connection with our emergence from bankruptcy). Accordingly, we believe that describing certain year-over-year variances and trends in our production, revenue and expenses for the three and nine months ended September 30, 2018 and 2017 without regard to the concept of Successor and Predecessor (i.e. on a combined basis) facilitates a meaningful analysis of our results of operations. The results of operations have been derived from our unaudited condensed consolidated financial statements.

The following tables summarize certain of the results of operations and period-to-period comparisons for the periods indicated:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30, 2018	September 30, 2017
Oil, natural gas and natural gas liquids revenues:
Oil	$23,254	$13,976
Natural gas	26,494	26,530
Natural gas liquids	18,659	11,516
Total	$68,407	$52,022

Production data:
Oil (MBbls)	341	310
Natural gas (MMcf)	10,437	10,263
Natural gas liquids (MBbls)	611	541
Total (MMcfe)	16,147	15,373

Average sales price per unit:
Oil (per Bbl)	$68.20	$45.03
Natural gas (per Mcf)	2.54	2.59
Natural gas liquids (per Bbl)	30.55	21.27
Total (per Mcfe)	4.24	3.38

Expenses and Other:
Lease operating expenses	$28,281	$26,608
Cost of purchased natural gas	393	444
Dry hole and exploration costs	21	135
Production taxes	2,973	2,573
Accretion expense on obligations	2,345	1,905
Depreciation, depletion and amortization	7,860	21,710
General and administrative expenses	7,673	7,912
Impairment of oil and natural gas properties	2,565	32
Gain on sales of oil and natural gas properties	28	876
Gain (loss) on derivatives, net	(26,423)	(152)
Interest expense	3,967	10,092
Gain on equity securities	4,830	-
Reorganization items, net	972	-

Net loss	$(9,760)	$(17,888)

Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.75	$1.73
Production taxes	0.18	0.17
Total	1.93	1.90
Depreciation, depletion and amortization	0.49	1.41
General and administrative expenses	0.48	0.51

	Successor	Predecessor		Predecessor
			Combined
	Four Months	Five Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	May 31,	September 30,	September 30,
	2018	2018	2018	2017
Oil, natural gas and natural gas liquids revenues:
Oil	$30,415	$42,460	$72,875	$46,142
Natural gas	35,158	40,951	76,109	85,742
Natural gas liquids	24,369	26,896	51,265	31,861
Total	$89,942	$110,307	$200,249	$163,745

Production data:
Oil (MBbls)	449	662	1,111	1,018
Natural gas (MMcf)	14,049	16,982	31,031	30,869
Natural gas liquids (MBbls)	826	1,040	1,866	1,581
Total (MMcfe)	21,695	27,193	48,888	46,460

Average sales price per unit:
Oil (per Bbl)	$67.80	$64.14	$65.62	$45.34
Natural gas (per Mcf)	2.50	2.41	2.45	2.78
Natural gas liquids (per Bbl)	29.51	25.86	27.48	20.15
Total (per Mcfe)	4.15	4.06	4.10	3.52

Expenses and Other:
Lease operating expenses	$37,656	$45,372	$83,028	$76,782
Cost of purchased natural gas	522	557	1,079	1,384
Dry hole and exploration costs	64	122	186	190
Production taxes	3,943	5,343	9,286	7,828
Accretion expense on obligations	3,134	3,176	6,310	5,774
Depreciation, depletion and amortization	10,590	46,196	56,786	70,221
General and administrative expenses	9,702	15,648	25,350	21,631
Restructuring costs	-	5,211	5,211	-
Impairment of oil and natural gas properties	2,565	3	2,568	68,016
Gain (loss) on sales of oil and natural gas properties	47	(5)	42	911
Gain (loss) on derivatives, net	(30,655)	444	(30,211)	20,588
Interest expense	5,166	13,652	18,818	30,501
Gain on equity securities	4,830	-	4,830	-
Reorganization items, net	1,780	587,325	589,105	-

Net loss	$(10,298)	$(610,525)	$(620,823)	$(93,880)

Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.74	$1.67	$1.70	$1.65
Production taxes	0.18	0.20	0.19	0.17
Total	1.92	1.87	1.89	1.82
Depreciation, depletion and amortization	0.49	1.70	1.16	1.51
General and administrative expenses	0.45	0.58	0.52	0.47

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

Net loss for the three months ended September 30, 2018 was $9.8 million compared with $17.9 million for the three months ended September 30, 2017. The significant factors in this change were a $16.3 million increase in revenues, a $13.9 million decrease in DD&A, a $6.1 million decrease in interest expense and a $4.8 million increase in gain on equity securities, partially offset by a $26.3 million unfavorable change in loss on derivatives.

Oil, natural gas and natural gas liquids revenues for the three months ended September 30, 2018 totaled $68.4 million, an increase of $16.4 million compared with the three months ended September 30, 2017. This increase in revenues was the result of an increase of $12.0 million primarily related to higher oil and natural gas liquids prices, an increase of $2.8 million related to increased oil production and an increase of $1.6 million related to the impact of adopting Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”).

Lease operating expenses for the three months ended September 30, 2018 increased $1.7 million compared with the three months ended September 30, 2017 as the result of $1.6 million related to the impact of adopting Topic 606 combined with a $0.5 million from increased production, offset by $0.4 million from a lower unit cost per Mcfe, excluding the impact of Topic 606. Lease operating expenses were $1.75 per Mcfe in the three months ended September 30, 2018 compared with $1.73 per Mcfe in the three months ended September 30, 2017.

Depreciation, depletion and amortization for the three months ended September 30, 2018 decreased $13.9 million compared with the three months ended September 30, 2017. This decrease was primarily a result of $14.2 million from a lower unit cost per Mcfe, partially offset by $0.3 million from increased production. The lower unit cost was primarily due to lower rates as a result of the application of fresh start accounting during 2018. DD&A was $0.49 per Mcfe in the three months ended September 30, 2018 compared with $1.41 per Mcfe in the three months ended September 30, 2017.

General and administrative expenses for the three months ended September 30, 2018 totaled $7.7 million, a decrease of $0.2 million compared with the three months ended September 30, 2017. This decrease is primarily the result of lower legal and accounting fees partially offset by higher fees paid under the Services Agreement (as defined below under “Contractual Obligations”) with EnerVest. General and administrative expenses were $0.48 per Mcfe in the three months ended September 30, 2018 compared with $0.51 per Mcfe in the three months ended September 30, 2017.

During the three months ended September 30, 2018, we incurred proved property impairment of $2.6 million related to proved oil and natural gas properties located in Central Texas and Karnes County, Texas which were sold during August 2018.

Gain on equity securities was $4.8 million for the three months ended September 30, 2018. The gain is attributable to the changes in the share price of the shares of common stock of Magnolia which were acquired in the Central Texas Divestiture.

Loss on derivatives, net was $26.4 million for the three months ended September 30, 2018 compared with $0.2 million for the three months ended September 30, 2017. This change was attributable to changes in future oil and natural gas prices. The 12 month forward price at September 30, 2018 for oil averaged $72.05 per Bbl compared with $68.92 at June 30, 2018, and the 12 month forward prices at September 30, 2018 for natural gas averaged $2.82 per MMBtu compared with $2.89 at June 30, 2018. The 12 month forward price at September 30, 2017 for oil averaged $51.98 per Bbl compared with $47.19 at June 30, 2017, and the 12 month forward prices at September 30, 2017 for natural gas averaged $3.05 per MMBtu compared with $3.09 at June 30, 2017.

Interest expense for the three months ended September 30, 2018 decreased $6.1 million compared with the three months ended September 30, 2017. This change was primarily a result of $6.3 million related to a lower weighted average long-term debt balance, partially offset by $0.2 million from a higher weighted average effective interest rate.

We have incurred significant costs associated with the reorganization. Reorganization items, net represent costs and gains directly associated with the Chapter 11 proceedings since the Petition Date. We incurred $1.0 million of reorganization items, net during the three months ended September 30, 2018 related to professional fees. See Note 2 and Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Net loss for the nine months ended September 30, 2018 was $620.8 million compared with $93.9 million for the nine months ended September 30, 2017. The significant factors in this change were $589.1 million of reorganization costs incurred during 2018, a $50.8 million unfavorable change in gain or loss on derivatives and $5.2 million of restructuring costs incurred prior to the Petition Date, partially offset by a $65.4 million decrease in impairment of oil and natural gas properties, a $36.0 million increase in revenues, a $13.4 million decrease in DD&A and an $11.7 million decrease in interest expense.

Oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2018 totaled $200.2 million, an increase of $36.5 million compared with the nine months ended September 30, 2017. This increase in revenues was the result of an increase of $23.3 million primarily related to higher oil and natural gas liquids prices, an increase of $9.1 million primarily related to increased oil and natural gas liquids production and an increase of $4.1 million related to the impact of adopting Topic 606.

Lease operating expenses for the nine months ended September 30, 2018 increased $6.2 million compared with the nine months ended September 30, 2017 as the result of $4.1 million related to the impact of adopting Topic 606 combined with $1.7 million from increased production and $0.4 million from a higher unit cost per Mcfe. Lease operating expenses were $1.70 per Mcfe in the nine months ended September 30, 2018 compared with $1.65 per Mcfe in the nine months ended September 30, 2017.

Depreciation, depletion and amortization for the nine months ended September 30, 2018 decreased $13.4 million compared with the nine months ended September 30, 2017. This decrease was a result of $16.2 million from a lower unit cost per Mcfe, partially offset by $2.8 million related to increased production. The lower unit cost was primarily due to lower rates as a result of the application of fresh start accounting in 2018. DD&A was $1.16 per Mcfe in the nine months ended September 30, 2018 compared with $1.51 per Mcfe in the nine months ended September 30, 2017.

General and administrative expenses for the nine months ended September 30, 2018 totaled $25.4 million, an increase of $3.7 million compared with the nine months ended September 30, 2017. This increase is primarily the result of higher compensation expenses as a result of the accelerated vesting of all unvested phantom units as a result of our bankruptcy filing during the nine months ended September 30, 2018 combined with higher fees paid under the Services Agreement with EnerVest. General and administrative expenses were $0.52 per Mcfe in the nine months ended September 30, 2018 compared with $0.47 per Mcfe in the nine months ended September 30, 2017.

Restructuring expenses for the nine months ended September 30, 2018 totaled $5.2 million. These expenses are for professional services related to the Restructuring which were incurred prior to the Petition Date.

During the nine months ended September 30, 2018, we incurred proved property impairment of $2.6 million related to proved oil and natural gas properties located in Central Texas and Karnes County, Texas which were sold during August 2018. During the nine months ended September 30, 2017, we incurred proved property impairment of $49.5 million related to proved oil and natural gas properties located in the Mid-Continent area and the Permian Basin, $15.3 million related to proved oil and natural gas properties located in the Monroe Field and $2.9 million related to proved oil and natural gas properties located in East Texas which were sold during April 2017. During the nine months ended September 30, 2017, we also incurred leasehold impairment charges of $0.3 million.

Gain on equity securities was $4.8 million for the nine months ended September 30, 2018. The gain is attributable to the changes in the share price of the shares of common stock of Magnolia which were acquired in the Central Texas Divestiture.

Loss on derivatives, net was $30.2 million for the nine months ended September 30, 2018 compared with a gain of $20.6 million for the nine months ended September 30, 2017. This change was attributable to changes in future oil and natural gas prices. The 12 month forward price at September 30, 2018 for oil averaged $72.05 per Bbl compared with $59.40 at December 31, 2017, and the 12 month forward prices at September 30, 2018 for natural gas averaged $2.82 per MMBtu compared with $2.86 at December 31, 2017. The 12 month forward price at September 30, 2017 for oil averaged $51.98 per Bbl compared with $56.19 at December 31, 2016, and the 12 month forward prices at September 30, 2017 for natural gas averaged $3.05 per MMBtu compared with $3.61 at December 31, 2016.

Interest expense for the nine months ended September 30, 2018 decreased $11.7 million compared with the nine months ended September 30, 2017. This change was primarily a result of $7.9 million related to a lower weighted average long-term debt balance, $4.7 million related to the suspension of interest for the Senior Notes as a result of the Chapter 11 proceedings and $0.3 million related to the write off of loan costs in the prior year, partially offset by $1.3 million from a higher weighted average effective interest rate.

We have incurred significant costs associated with the reorganization. Reorganization items, net represent costs and gains directly associated with the Chapter 11 proceedings since the Petition Date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments, issuance of common stock and warrants and settlement with Predecessor common unitholders. We incurred $589.1 million of reorganization items, net during the nine months ended September 30, 2018. See Note 2 and Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our emergence from Chapter 11 bankruptcy, our primary sources of liquidity and capital were issuances of equity and debt securities, borrowings under the Predecessor’s credit facility and cash flows from operations. Our primary uses of cash were acquisitions of oil and natural gas properties and related assets, development of our oil and natural gas properties, distributions to our unitholders and general partner and working capital needs.

Since our emergence from bankruptcy on June 4, 2018, our sources of cash have primarily consisted of proceeds from divestitures of oil and natural gas properties and net cash flows generated from operations. As a result of divesting certain oil and natural gas properties, we have received $136.5 million in cash proceeds. We have used our cash to repay bank debt as well as to fund capital expenditures, principally for the development of our oil and natural gas properties.

During the four months ended September 30, 2018, we incurred $16.7 million for capital drilling and completing wells. For the five months ended May 31, 2018, we incurred $26.8 million for capital drilling and completing wells. For 2018, we plan to incur $45 million - $50 million of capital in an effort to keep our production flat, which we expect to fund primarily from cash on hand, sales of assets and net cash flows generated from operations. We will continue monitoring the commodity price environment and expect to retain the financial flexibility to adjust plans in response to market conditions as needed.

For the remainder of 2018, we believe that cash on hand, proceeds from sales of assets and net cash flows generated from operations will be adequate to fund our capital budget and satisfy our short–term liquidity needs.

We may also utilize borrowings under our Exit Credit Facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund any acquisitions and long–term liquidity needs. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Long–term Debt

As of September 30, 2018, we had a $1.0 billion Exit Credit Facility that will mature in February 2021. Borrowings under the Exit Credit Facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. As of September 30, 2018, the borrowing base was $264.7 million, and we had $133.0 million outstanding. On November 6, 2018, we repaid $8.0 million of the outstanding amount.

For additional information about our long–term debt, such as interest rates and covenants, please see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein to this report.

Cash and Short–term Investments

At September 30, 2018, we had $5.7 million of cash and short–term investments, which included $0.6 million of short–term investments. With regard to our short–term investments, we invest in money market accounts with major financial institutions.

On August 31, 2018, the Company received 4.2 million shares of common stock of Magnolia as part of the consideration for the Central Texas Divestiture to Magnolia. As of September 30, 2018, the shares have a value of $63.0 million. The Company is subject to a 120 day lock-up after the closing date of August 31, 2018, regarding the sale of these shares.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our Exit Credit Facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of September 30, 2018, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

Harvest is the successor reporting company of EVEP pursuant to Rule 15d-5 of the Exchange Act; however, the impact to the comparability of our results is generally limited to those areas associated with the basis in and accounting for our oil and gas properties, exploration expense and income taxes (due to the change from a limited partnership to a corporation that occurred in connection with our emergence from bankruptcy). Accordingly, we believe that describing certain year-over-year variances and trends in cash flows for the nine months ended September 30, 2018 and 2017 without regard to the concept of Successor and Predecessor (i.e. on a combined basis) facilitates a meaningful analysis of our cash flows. The cash flows by type of activity have been derived from our unaudited condensed consolidated financial statements.

Cash flows provided by (used in) type of activity were as follows:

	Successor	Predecessor		Predecessor
			Combined
	Four Months	Five Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	May 31, 2018	September 30, 2018	September 30, 2017
Operating activities	$25,925	$21,655	$47,580	$34,336
Investing activities	115,283	(29,046)	86,237	(67,059)
Financing activities	(164,247)	31,227	(133,020)	(11,000)

Operating Activities

Cash flows from operating activities provided $47.6 million and $34.3 million in the nine months ended September 30, 2018 and 2017, respectively. The significant factors in the change were $36.0 million of higher revenues during 2018, partially offset by $7.2 million change in working capital and $15.8 million increase associated with reorganization items.

Investing Activities

During the nine months ended September 30, 2018, we spent $52.0 million for additions to our oil and natural gas properties, received $136.5 million in proceeds from the sale of oil and natural gas properties and received $1.7 million from reimbursements related to oil and natural gas properties. During the nine months ended September 30, 2017, we spent $61.4 million for acquisitions of oil and natural gas properties, spent $9.3 million for additions to our oil and natural gas properties and received $3.6 million in proceeds from the sale of oil and natural gas properties.

Financing Activities

During the nine months ended September 30, 2018, we received $34.0 million from borrowings under our credit facility, repaid $164.0 million of long-term debt borrowings and paid $2.8 million of debt issuance costs.

During the nine months ended September 30, 2017, we received $17.0 million from borrowings under our credit facility and repaid $28.0 million of long-term debt borrowings.

Off-Balance Sheet Arrangements

In the normal course of business, we may enter into off-balance sheet arrangements that give rise to off-balance sheet obligations. As of September 30, 2018, we have entered into off-balance sheet arrangements which totaled $0.2 million.

Contractual Obligations

On the Effective Date, we entered into a Services Agreement (the “Services Agreement”) with EnerVest, Ltd. and EnerVest Operating, L.L.C. (together, the “EnerVest Group”). Pursuant to the Services Agreement, the EnerVest Group will provide certain administrative, management, operating and other services and support to us (the “Services”) following the Effective Date. In addition, the EnerVest Group will also provide us with sufficient office space, equipment and office supplies pursuant to the Services Agreement. The Services Agreement covers the people EnerVest employs who provide direct support to our operations; however, the Services Agreement does not cover the six full-time employees of Harvest which include our Chief Executive Officer and Chief Financial Officer. The management fee is subject to an annual redetermination by agreement of the parties and may also be adjusted for acquisitions or divestitures over $5 million. Prior to the Central Texas divestiture, we paid the EnerVest Group a management fee equal to $1,433,333 per month. As a result of the Central Texas divestiture, the fee was reduced by $288,375 per month. Starting in September 2018, we will pay to the EnerVest Group a management fee equal to $1,144,958 per month. The EnerVest Group will provide the Services until December 31, 2020.

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

Commodity Price Risk

Our major market risk exposure is to prices for oil, natural gas and natural gas liquids. These prices have historically been volatile. As such, future earnings are subject to change due to changes in these prices. Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot prices for natural gas production. We have used, and expect to continue to use, commodity contracts to reduce our risk of changes in the prices of oil, natural gas and natural gas liquids. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with pre–existing or anticipated sales of oil, natural gas and natural gas liquids. Under the Exit Credit Facility, we were required, no later than 60 days following the Effective Date, to hedge (as of the date such swap agreements were executed) no less than 70% of our projected production volumes (excluding projected production volumes from certain properties) for the 18-month period following the Effective Date. We were in compliance with this requirement as of June 30, 2018.

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2020. As of September 30, 2018, we have commodity contracts covering approximately 50% of our estimated production attributable to our net proved reserves from October 2018 through December 2020. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at September 30, 2018 was a net liability of $28.8 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $29.9 million.

Please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

Interest Rate Risk

Our floating rate Exit Credit Facility also exposes us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the three and nine months ended September 30, 2018 would have increased by approximately $0.6 million and $2.0 million, respectively.

In April 2018, in conjunction with our Chapter 11 filing, the Predecessor terminated its interest rate swaps for the period of April 2018 to September 2020, which resulted in a cash settlement received in April 2018 of $1.6 million. As of September 30, 2018, we did not have any interest rate swaps in place.

Please see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes with respect to the risk factors disclosed in EV Energy Partners, L.P.’s Annual Report on Form 10–K for the year ended December 31, 2017, and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased the following shares from employees during the three months ended September 30, 2018 for the payment of withholding taxes due on shares of restricted stock that vested and were issued under its share-based compensation plan.

	Total Number of	Average Price Paid
Period	Shares Purchased	Per Share
September 2018	12,348	$19.99

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1	Amended and Restated Certificate of Incorporation of Harvest Oil & Gas Corp. (incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 filed on June 4, 2018).

3.2	Certificate of Designations, Preferences and Rights of 8% Cumulative Nonparticipating Redeemable Series A Preferred Stock of Harvest Oil & Gas Corp. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on June 4, 2018).

3.3	Amended and Restated Bylaws of Harvest Oil & Gas Corp. (incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-8 filed on June 4, 2018).

3.4	State of Delaware Certificate of Change of Registered Agent and/or Registered Office, dated August 1, 2018 (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed on August 20, 2018).

10.1	Contribution and Membership Interest Purchase Agreement, dated August 20, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 21, 2018).

10.2	First Amendment to Services Agreement, dated August 17, 2018, by and between Harvest Oil & Gas Corp., EnerVest, Ltd. and EnerVest Operating, L.L.C. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 21, 2018).

10.3	Form of Restricted Stock Unit Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 21, 2018).

10.4	Employment Agreement between the Company and Ryan Stash, dated October 26, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 29, 2018).

+31.1	Rule 13a-14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harvest Oil & Gas Corp.
(Registrant)

Date: November 13, 2018	By:	/s/ RYAN STASH
Ryan Stash
Vice President and Chief Financial Officer

