Form 10-Q
period 2019-03-31
Harvest Oil & Gas Corp.
filed 2019-05-15
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

YES  ☑    NO  ☐

Securities registered pursuant to Section 12(b) of the Act: None

As of May 13, 2019, the registrant had 10,042,468 shares of common stock, par value of $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Harvest Oil & Gas Corp.
Condensed Consolidated Balance Sheets
(In thousands, except number of shares)
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$19,439	$6,313
Equity securities	—	47,082
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	37,233	40,176
Other	853	4,496
Derivative asset	2,451	15,452
Other current assets	769	2,314
Total current assets	60,745	115,833

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; March 31, 2019, $16,787; December 31, 2018, $12,950	323,743	405,688
Assets held for sale	48,998	—
Long–term derivative asset	3,220	8,499
Other assets	5,558	4,474
Total assets	$442,264	$534,494

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$26,043	$26,146
Derivative liability	376	1,165
Other current liabilities	763	—
Total current liabilities	27,182	27,311

Asset retirement obligations	110,712	117,529
Long–term debt, net	55,000	115,000
Liabilities held for sale	9,455	—
Other long–term liabilities	1,973	1,036

Commitments and contingencies (Note 11)

Mezzanine equity	117	79

Stockholders’ equity:
Common stock – $0.01 par value; 65,000,000 shares authorized; 10,054,816 shares issued and 10,042,468 shares outstanding as of March 31, 2019 and December 31, 2018	100	100
Additional paid-in capital	249,778	249,717
Treasury stock at cost – 12,348 shares at March 31, 2019 and December 31, 2018	(247)	(247)
Retained earnings (accumulated deficit)	(11,806)	23,969
Total stockholders’ equity	237,825	273,539
Total liabilities and equity	$442,264	$534,494

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share/unit data)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Revenues:
Oil, natural gas and natural gas liquids revenues	$43,286	$67,558
Transportation and marketing–related revenues	560	384
Total revenues	43,846	67,942

Operating costs and expenses:
Lease operating expenses	23,200	27,544
Cost of purchased natural gas	399	315
Dry hole and exploration costs	39	82
Production taxes	2,193	3,525
Accretion expense on obligations	2,210	1,897
Depreciation, depletion and amortization	4,972	27,002
General and administrative expenses	6,370	7,725
Restructuring costs	—	5,211
Impairment of oil and natural gas properties	26,128	3
Gain on sales of oil and natural gas properties	(13)	(2)
Total operating costs and expenses	65,498	73,302

Operating loss	(21,652)	(5,360)

Other income (expense), net:
Gain (loss) on derivatives, net	(16,774)	399
Interest expense	(1,519)	(10,476)
Gain on equity securities	4,593	—
Other income (expense), net	(138)	302
Total other income (expense), net	(13,838)	(9,775)

Loss before income taxes	(35,490)	(15,135)

Income tax expense	(285)	(314)

Net loss	$(35,775)	$(15,449)

Basic and diluted earnings per share / unit:
Net loss	$(3.56)	$(0.31)

Weighted average common shares / units outstanding:
Basic	10,043	49,369
Diluted	10,043	49,369

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.
Condensed Consolidated Statement of Changes in Owners’ Equity (Predecessor)
(In thousands)
(Unaudited)

			Total
	Common	General Partner	Owners’
	Unitholders	Interest	Equity
Balance, December 31, 2017	$648,371	$(20,359)	$628,012
Net loss	(15,140)	(309)	(15,449)
Equity–based compensation	575	12	587
Balance, March 31, 2018	$633,806	$(20,656)	$613,150

Condensed Consolidated Statement of Stockholders’ Equity (Successor)
(In thousands)
(Unaudited)

					Retained
			Additional		Earnings	Total
	Common Stock		Paid-in	Treasury	(Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit)	Equity
Balance, December 31, 2018	10,043	$100	$249,717	$(247)	$23,969	$273,539
Net loss	—	—	—	—	(35,775)	(35,775)
Share–based compensation	—	—	61	—	—	61
Balance, March 31, 2019	10,043	$100	$249,778	$(247)	$(11,806)	$237,825

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(35,775)	$(15,449)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Accretion expense on obligations	2,210	1,897
Depreciation, depletion and amortization	4,972	27,002
Share-based compensation cost	99	587
Impairment of oil and natural gas properties	26,128	3
Gain on sales of oil and natural gas properties	(13)	—
Gain on equity securities	(4,593)	—
(Gain) loss on derivatives, net	16,774	(399)
Cash settlements of matured derivative contracts	717	1,509
Other	205	280
Changes in operating assets and liabilities:
Accounts receivable	8,029	(2,327)
Other current assets	1,546	(1,702)
Accounts payable and accrued liabilities	(1,313)	(469)
Other, net	397	(3)
Net cash flows provided by operating activities	19,383	10,929

Cash flows from investing activities:
Additions to oil and natural gas properties	(443)	(19,478)
Reimbursements related to oil and natural gas properties	626	—
Proceeds from sale of oil and natural gas properties	1,872	3
Proceeds from sale of equity securities	51,675	—
Other	13	16
Net cash flows provided by (used in) investing activities	53,743	(19,459)

Cash flows from financing activities:
Repayment of long–term debt borrowings	(60,000)	—
Long-term debt borrowings	—	34,000
Net cash flows provided by (used in) financing activities	(60,000)	34,000

Increase in cash, cash equivalents and restricted cash	13,126	25,470
Cash, cash equivalents and restricted cash – beginning of period	6,313	4,896
Cash, cash equivalents and restricted cash – end of period	$19,439	$30,366

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Nature of Operations

Harvest Oil & Gas Corp., a Delaware corporation, is the successor reporting company to EV Energy Partners, L.P. (“EVEP”) pursuant to Rule 15d‑5 of the Securities Exchange Act of 1934, as amended. As used herein, the terms “Successor”, “Harvest”, or the “Company” refer to Harvest Oil & Gas Corp. and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. When referring to the “Predecessor” or the “Partnership” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to EVEP, the predecessor that was dissolved following the Effective Date (as defined below) of the Plan (as defined below) and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.

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

Harvest is an independent oil and natural gas company that was formed in 2018, in connection with the reorganization of the Predecessor. The Predecessor was publicly traded from September 2006 to June 2018. As discussed further in Note 2, on April 2, 2018, EVEP and 13 affiliated debtors (collectively, the “Debtors”) each filed a voluntary petition (the cases commenced thereby, the “Chapter 11 proceedings”) for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (“Chapter 11”) for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) via Case No. 18‑10814. The Debtors requested that their cases be jointly administered under Case No. 18‑10814 to pursue the prepackaged plan of reorganization. During the pendency of the Chapter 11 proceedings, EVEP continued to operate its businesses and manage its properties under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court as a “Debtors-in-Possession”. On May 17, 2018, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Debtors’ First Modified Joint Prepackaged Plan of Reorganization (as amended, modified and supplemented from time to time, the “Plan”). The Plan became effective on June 4, 2018 (the “Effective Date”), when all remaining conditions to the effectiveness of the Plan were satisfied and the Company emerged from bankruptcy.

The Company operates one reportable segment engaged in the development and production of oil and natural gas properties, and all of its operations are located in the United States. As a result of the ongoing review of the Company’s asset base in order to maximize shareholder value, the Company has initiated processes to divest certain assets and, in the future, may look to divest additional assets or all of its remaining assets and use the proceeds to repay bank debt, return capital to shareholders, concentrate in existing positions or venture into new basins. As of March 31, 2019, the oil and natural gas properties of Harvest are located in the Barnett Shale, the San Juan Basin, the Appalachian Basin (which includes the Utica Shale), Michigan, the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Permian Basin and the Monroe Field in Northern Louisiana.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in Harvest’s Annual Report on Form 10–K for the year ended December 31, 2018.

All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar, share and unit amounts in tabulations are in thousands of dollars, shares and units, respectively, unless otherwise indicated.

Bankruptcy Accounting

The unaudited condensed consolidated financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 Reorganizations (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. There were no expenses, gains or losses directly associated with the reorganization during the three months ended March 31, 2019 or 2018. However, there were cash outflows during the three months ended March 31, 2019 related to such expenses which were incurred and accrued during the seven months ended December 31, 2018.

Upon emergence from bankruptcy on June 4, 2018, the Company elected to adopt and apply the relevant guidance provided in GAAP with respect to the accounting and financial statement disclosures for entities that have emerged from Chapter 11 (“fresh start accounting”) effective May 31, 2018 to coincide with the timing of the Company’s normal accounting period close. As a result of the application of fresh start accounting and the effects of the implementation of the plan of reorganization, the condensed consolidated financial statements as of or after May 31, 2018 are not comparable with the condensed consolidated financial statements prior to that date. To facilitate the financial statement presentations, the Company refers to the reorganized company in these unaudited condensed consolidated financial statements and notes as the “Successor” for periods subsequent to May 31, 2018 and “Predecessor” for periods prior to June 1, 2018. Furthermore, the unaudited condensed consolidated financial statements and notes have been presented with a “black line” division to delineate the lack of comparability between the Predecessor and Successor.

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

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016-02”). The main objective of ASU 2016‑02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016‑02 requires lessees to recognize assets and liabilities arising from leases on the balance sheet. ASU 2016‑02 further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. ASU 2016‑02 requires disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In January 2018, the FASB issued ASU 2018‑01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018‑01”), which permits an entity an optional election to not evaluate under ASU 2016‑02 those existing or expired land easements that were not previously accounted for as leases prior to the adoption of ASU 2016‑02. In July 2018, the FASB issued ASU 2018‑11, Leases (Topic 842), Targeted Improvements (“ASU 2018‑11”), which permits an entity (i) to apply the provisions of ASU 2016‑02 at the adoption date instead of the earliest period presented in the financial statements, and, as a lessor, (ii) to account for lease and nonlease components as a single component as the nonlease components would otherwise be accounted for under the provisions of ASU 2014‑09. The Company adopted this new standard as of January 1, 2019 using a modified retrospective approach. The Company elected the package of practical expedients within ASU 2016‑02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases or (iii) initial direct costs for any existing leases. Additionally, the Company elected the practical expedient under ASU 2018‑01 that allows an entity to not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date. The adoption of this standard resulted in an increase in the assets and liabilities on the Company’s unaudited condensed consolidated balance sheet. The quantitative impacts of the new standard were dependent on the leases in force at the time of adoption. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements. See Note 10 for additional details about the impact upon adoption and related disclosures.

No other new accounting pronouncements issued or effective during the three months ended March 31, 2019 have had or are expected to have a material impact on the unaudited condensed consolidated financial statements other than those disclosed in Harvest’s Annual Report on Form 10‑K for the year ended December 31, 2018.

Subsequent Events

The Company evaluated subsequent events for appropriate accounting and disclosure through the date these unaudited condensed consolidated financial statements were issued.

NOTE 2. EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On March 13, 2018, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with (i) holders of approximately 70% of the 8.0% senior unsecured notes due April 2019 (the “Senior Notes”) issued pursuant to that certain indenture, dated as of March 22, 2011 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), among EVEP, EV Energy Finance Corp., each of the guarantors party thereto, and Delaware Trust Company, as indenture trustee, that are signatories to the Restructuring Support Agreement; (ii) lenders under the Predecessor’s reserve-based lending facility, by and among EVEP, EV Properties, L.P., JPMorgan Chase Bank, N.A., as administrative agent, BNP Paribas and Wells Fargo, National Association, as co-syndication agents, the guarantors party thereto (the “credit facility”), that are signatory thereto, constituting approximately 94% of the principal amount outstanding thereunder; (iii) EnerVest; and (iv) EnerVest Operating, L.L.C. (“EnerVest Operating”). The Restructuring Support Agreement set forth, subject to certain conditions, the commitment of the Debtors and the consenting creditors to support a comprehensive restructuring of the Debtors’ long-term debt (the “Restructuring”).

On April 2, 2018, the Debtors each filed Chapter 11 proceedings for relief under Chapter 11 in the Bankruptcy Court. The Debtors’ Chapter 11 proceedings were jointly administered under the caption In re EV Energy Partners, L.P., et al., Case No. 18-10814.

On May 17, 2018, the Bankruptcy Court entered the Confirmation Order confirming the Debtors’ Plan.

On June 4, 2018, the Debtors satisfied the conditions to effectiveness of the Plan, the Plan became effective in accordance with its terms and the Company emerged from bankruptcy.

NOTE 3. REVENUE

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

The following table disaggregates revenue by significant product and service type:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Oil	$9,433	$24,905
Natural gas (1)	23,801	26,389
Natural gas liquids (1)	10,052	16,264
Oil, natural gas and natural gas liquids revenues	43,286	67,558
Transportation and marketing–related revenues	560	384
Total revenues	$43,846	$67,942

(1)

The Company recognizes wet gas revenues, which are recorded net of transportation, gathering and processing expenses, partially as natural gas revenues and partially as natural gas liquids revenues based on the end products after processing occurs. For the Successor period of the three months ended March 31, 2019, wet gas revenues were $3.3 million which were recognized as $1.5 million of natural gas revenues and $1.8 million of natural gas liquids revenues. For the Predecessor period of the three months ended March 31, 2018, wet gas revenues were $5.1 million which were recognized as $1.9 million of natural gas revenues and $3.2 million of natural gas liquids revenues.

Contract Balances

Customers are invoiced once the Company’s performance obligations have been satisfied. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. There are no significant judgments that significantly affect the amount or timing of revenue from contracts with customers. Accordingly, the Company’s product sales contracts do not give rise to material contract assets or contract liabilities.

Accounts receivable are primarily from purchasers of oil, natural gas and natural gas liquids and from exploration and production companies that own interests in properties Harvest operates. As of March 31, 2019 and December 31, 2018, the Company had receivables of $36.1 million and $38.3 million, respectively. This industry concentration could affect overall exposure to credit risk, either positively or negatively, because the Company’s purchasers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. The Company routinely assesses the financial strength of its customers and bad debts are recorded based on an account-by-account review specifically identifying receivables that the Company believes may be uncollectible after all means of collection have been exhausted, and the potential recovery is considered remote. As of March 31, 2019 and December 31, 2018, the Company did not have any reserves for doubtful accounts.

Performance Obligations

The Company applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations.

NOTE 4. SHARE–BASED COMPENSATION

During the three months ended March 31, 2019, the Company did not grant any awards under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). No shares were forfeited during the three months ended March 31, 2019. Approximately 0.6 million shares remain available for grant under the 2018 Plan as of March 31, 2019.

The Company recognized compensation cost related to outstanding restricted stock units of $61 thousand for the three months ended March 31, 2019. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

As of March 31, 2019, there was $45 thousand of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 0.2 years.

Series A Preferred Stock

The Company estimated the fair value of the 21,000 shares of the 8% Cumulative Nonparticipating Redeemable Series A Preferred Stock (the “Series A Preferred Stock”) as of March 31, 2019 at $0.2 million. The redemption amount of these shares of Series A Preferred Stock is $0.2 million. During the three months ended March 31, 2019, the Company recognized $38 thousand of compensation cost related to the Series A Preferred Stock. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statement of operations.

Predecessor Equity-Based Compensation

EV Management had two long-term incentive plans, the 2006 Long-Term Incentive Plan and the 2016 Long-Term Incentive Plan for employees, consultants and directors of EV Management and its affiliates who performed services for EVEP. Equity–based awards under these plans consisted only of phantom units during the three months ended March 31, 2018.

The Predecessor recognized compensation cost related to these phantom units of $0.6 million for the three months ended March 31, 2018. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

NOTE 5. DIVESTITURES

During January 2019, the Company sold all of its 4.2 million shares of common stock of Magnolia Oil & Gas Corporation (NYSE: MGY) (“Magnolia”) for net proceeds of $51.7 million.

In addition, in January 2019, the Company closed on the sale of certain oil and gas properties in the Mid-Continent area to a third party for total consideration of $1.8 million, net of purchase price adjustments. The Company did not record a gain, loss or impairment related to this sale.

In February 2019, the Company entered into a definitive agreement to sell its (i) oil and gas properties in the San Juan Basin and (ii) membership interests in EnerVest Mesa, LLC, a wholly-owned subsidiary of EV Properties, L.P., to a third party for total consideration of $37.2 million in cash, net of preliminary purchase price adjustments. The transaction closed in April 2019 and had an effective date of October 1, 2018. The Company recognized an impairment of $25.0 million for these properties during the three months ended March 31, 2019. As of March 31, 2019, these oil and gas properties were classified as assets held for sale; $44.9 million of the assets held for sale and $7.7 million of the asset retirement obligations classified as liabilities related to assets held for sale in the unaudited condensed consolidated balance sheet were attributable to these properties.

Also, in February 2019, the Company entered into a definitive agreement to sell certain oil and gas properties in the Mid-Continent area to a third party for total consideration of $2.3 million in cash, net of preliminary purchase price adjustments, which included $0.9 million of preferential rights to purchase that were exercised by other working interest owners. The transaction, excluding the preferential rights, closed in April 2019 and had an effective date of October 1, 2018. The sale of the assets associated with the preferential rights is expected to close in the second quarter of 2019. The Company recognized an impairment of $1.1 million for these properties during the three months ended March 31, 2019. As of March 31, 2019, these oil and gas properties were classified as assets held for sale; $4.1 million of the assets held for sale and $1.8 million of the asset retirement obligations classified as liabilities related to assets held for sale in the unaudited condensed consolidated balance sheet were attributable to these properties.

NOTE 6. RISK MANAGEMENT

The Company’s business activities expose it to risks associated with changes in the market price of oil, natural gas and natural gas liquids. In addition, the Company’s floating rate credit facility exposes it to risks associated with changes in interest rates. As such, future earnings are subject to fluctuation due to changes in the market prices of oil, natural gas and natural gas liquids and interest rates. The Company uses derivatives to reduce its risk of volatility in the prices of oil, natural gas and natural gas liquids. The Company policies do not permit the use of derivatives for speculative purposes.

The Company has elected not to designate any of its derivatives as hedging instruments. Accordingly, changes in the fair value of derivatives are recorded immediately to operations as “Gain (loss) on derivatives, net” in the unaudited condensed consolidated statements of operations.

As of March 31, 2019, the Company had entered into derivatives with the following terms:

		Weighted Average
Period Covered	Hedged Volume	Fixed Price
Oil (Bbls):
Swaps - April 2019 to December 2019	632,500	$63.22
Swaps - January 2020 to December 2020	732,000	$60.51

Natural Gas (MMBtus):
Swaps - April 2019 to December 2019	23,375,000	$2.77
Swaps - January 2020 to December 2020	20,130,000	$2.70

Natural Gas Liquids (Bbls):
Swaps - April 2019 to December 2019	825,000	$18.58
Swaps - January 2020 to December 2020	768,600	$17.68

During April 2019, the Company entered into additional derivatives for 3,660 thousand MMBtus of natural gas at a weighted average fixed price of $2.73 per MMBtu for the period of January 2020 to December 2020.

Also, in April 2019, the Company terminated 140 MBbls of oil swaps for the period of April 2019 to December 2020 at a weighted average fixed price of $61.37 per Bbl, 3,675 thousand MMBtus of natural gas swaps for the period of May 2019 to December 2019 at a weighted average fixed price of $2.76 per MMBtu and 93 MBbls of natural gas liquids swaps for the period of April 2019 to December 2019 at a weighted average fixed price of $17.01 per Bbl. These terminations resulted in a net cash settlement received of $45 thousand.

The following table sets forth the fair values and classification of the Company’s outstanding derivatives:

			Net Amounts
	Gross	Gross Amounts	of Assets
	Amount of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
As of March 31, 2019:
Derivative asset	$4,213	$(1,762)	$2,451
Long-term derivative asset	3,253	(33)	3,220
Total	$7,466	$(1,795)	$5,671

Derivative liability	$2,138	$(1,762)	$376
Long-term derivative liability	33	(33)	—
Total	$2,171	$(1,795)	$376

As of December 31, 2018:
Derivative asset	$18,048	$(2,596)	$15,452
Long-term derivative asset	8,565	(66)	8,499
Total	$26,613	$(2,662)	$23,951

Derivative liability	$3,761	$(2,596)	$1,165
Long-term derivative liability	66	(66)	—
Total	$3,827	$(2,662)	$1,165

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

Recurring Basis

The following table presents the fair value hierarchy for the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements
		at the End of the Reporting Period
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2019:
Assets:
Oil, natural gas and natural gas liquids derivatives	$7,466	$—	$7,466	$—
Liabilities:
Oil, natural gas and natural gas liquids derivatives	$2,171	$—	$2,171	$—

As of December 31, 2018:
Assets:
Oil, natural gas and natural gas liquids derivatives	$26,613	$—	$26,613	$—
Equity securities	47,082	47,082	—	—
	$73,695	$47,082	$26,613	$—

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$3,827	$—	$3,827	$—

The Company’s derivatives consist of over–the–counter contracts which are not traded on a public exchange. As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, the Company has categorized these derivatives as Level 2. The Company values these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Estimates of fair value have been determined at discrete points in time based on relevant market data. Furthermore, fair values are adjusted to reflect the credit risk inherent in the transaction, which may include amounts to reflect counterparty credit quality and/or the effect of the Company’s creditworthiness. These assumed credit risk adjustments are based on published credit ratings, public bond yield spreads and credit default swap spreads. There were no changes in valuation techniques or related inputs in the three months ended March 31, 2019.

At December 31, 2018, the Company’s equity securities consisted of 4.2 million shares of common stock of Magnolia which are traded on a public exchange. The Company categorized these equity securities as Level 1, as the fair value of these shares is based on market price. The Company sold all of its 4.2 million shares of common stock of Magnolia during January 2019 for net proceeds of $51.7 million.

Nonrecurring Basis

During the three months ended March 31, 2019, the Company recognized an impairment expense of $26.1 million related to proved oil and natural gas properties in the San Juan Basin and the Mid-Continent area, which were sold during April 2019. During the three months ended March 31, 2018, the Predecessor did not recognize any impairment expense related to proved oil and natural gas properties.

The fair values of the oil and natural gas properties sold during April 2019 were determined using the transaction price of the then pending transactions.

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

The carrying value of debt outstanding under the Exit Credit Facility (as defined in Note 9) approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to the Company.

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

ARO as of December 31, 2018	$119,606
Liabilities incurred	230
Accretion expense	2,210
Settlements and divestitures	(192)
Liabilities held for sale	(9,455)
ARO as of March 31, 2019	$112,399

As of March 31, 2019 and December 31, 2018, $1.7 million and $2.1 million of ARO is classified as current and is included in “Accounts payable and accrued liabilities” in the unaudited condensed consolidated balance sheets, respectively.

NOTE 9. LONG–TERM DEBT

The following table presents the consolidated debt obligations at the dates indicated:

	March 31, 2019	December 31, 2018
Exit Credit Facility (1)	$55,000	$115,000

(1)	On April 3, 2019, the Company repaid $47.0 million of the outstanding amount under the Exit Credit Facility.

In connection with the Company’s emergence from bankruptcy, on the Effective Date, the Company entered into a Credit Agreement providing for a $1.0 billion new reserve-based revolving loan (the “Exit Credit Facility”). The Exit Credit Facility matures on February 26, 2021. Borrowings under the Exit Credit Facility are secured by a first priority lien on substantially all of the Company’s oil and natural gas properties. The Company may use borrowings under the Exit Credit Facility for acquiring and developing oil and natural gas properties, for working capital purposes and for general corporate purposes. The Company also may use up to $50.0 million of available borrowing capacity for letters of credit. As of March 31, 2019, the Company had a $0.2 million letter of credit outstanding.

The terms of the credit facility do not require any repayments of amounts outstanding until it matures in February 2021. Borrowings under the credit facility bear interest at a floating rate based on, at the Company’s election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base outstanding (weighted average effective interest rate of 5.00% and 5.10% at March 31, 2019 and December 31, 2018, respectively).

Borrowings under the Exit Credit Facility may not exceed a “borrowing base” determined by the lenders under the credit facility based on the Company’s oil and natural gas reserves. During the first quarter of 2019, as a result of divestitures consummated in the fourth quarter of 2018, the borrowing base was reduced by $2.0 million to $260.3 million. As of March 31, 2019, the borrowing base under the Exit Credit Facility was $260.3 million. In addition, in May 2019, in conjunction with the semi-annual redetermination, the borrowing base was reduced by $150.3 million to $110 million, primarily as a result of the divestitures of the San Juan Basin and Mid-Continent assets as well as a decline in bank commodity price assumptions. The borrowing base is subject to scheduled redeterminations semi-annually as of April 1 and October 1 of each year with an additional redetermination once per calendar year at the election of either the Company or the lenders.

The Exit Credit Facility requires the following (as defined in the Credit Agreement):

•	the Total Debt to EBITDAX ratio covenant to be no greater than 4.0 to 1.0;
•	the current consolidated assets (including unused commitments under the Exit Credit Facility) to current consolidated liabilities to be no less than 1.0 to 1.0;
•	the percentage of Mortgaged Properties to be no less than 95% of the total value of the Oil and Gas Properties evaluated in the most recent Reserve Report;
•

no later than 60 days following the Effective Date, 70% of projected production volumes (excluding projected production volumes from certain properties) be hedged (as of the date such swap agreements were executed) for the 18 months following the Effective Date; and

•	cash held by the Company be limited to the greater of 5% of the current borrowing base or $30.0 million.

As of March 31, 2019, the Company was in compliance with all of these financial covenants.

NOTE 10. LEASES

On January 1, 2019, Harvest adopted ASU No. 2016‑02, Leases (Topic 842) (“Topic 842”), using a modified retrospective method. Accordingly, the comparative information for the year ended December 31, 2018 has not been adjusted and continues to be reported under the previous lease standard. The adoption of Topic 842 did not have a material impact on the Company’s unaudited condensed consolidated financial statements. At adoption on January 1, 2019, an operating lease right of use asset of $1.8 million and an operating lease liability of $1.8 million was recorded. There was no cumulative earnings effect adjustment.

There were no significant changes to the timing and amount of lease expense recognized in “Lease operating expenses” in the unaudited condensed consolidated statements of operations. However, as a result of the adoption of Topic 842, the Company recognized right of use assets and lease liabilities for certain commitments related to real estate, vehicles and field equipment that are currently accounted for as operating leases. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Contracts with lease terms less than 12 months are not recorded on the unaudited condensed consolidated balance sheet, but instead are disclosed as short-term lease cost.

During the normal course of business, Harvest leases office space, vehicles, IT equipment and field equipment. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to renew. The exercise of lease renewal options is at the Company’s sole discretion. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

Operating leases are included in other assets, other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2019. Operating lease right of use assets and lease liabilities included on the unaudited condensed consolidated balance sheets were as follows:

March 31, 2019
Other assets	$1,700

Other current liabilities	763
Other long-term liabilities	937
Total operating lease liabilities	$1,700

Weighted average remaining lease term (in years)	2.4

Weighted average discount rate	5.8%

During the three months ended March 31, 2019, the Company paid $1.0 million of lease cost. Furthermore, during the three months ended March 31, 2019, the Company recognized lease cost, net of reimbursements from other working interest owners, of $0.2 million for operating leases and $0.7 million for short-term leases, which is included in “Lease operating expenses” on the Company’s unaudited condensed consolidated statement of operations.

Maturities of operating lease liabilities as of March 31, 2019, were as follows:

2019	$662
2020	672
2021	438
2022	41
2023	4
Total lease payments	1,817
Less: imputed interest	(117)
Present value of lease liabilities	$1,700

NOTE 11. COMMITMENTS AND CONTINGENCIES

On the Effective Date, Harvest entered into a Services Agreement (the “Services Agreement”) with EnerVest and EnerVest Operating (together, the “EnerVest Group”). Pursuant to the Services Agreement, the EnerVest Group provides certain administrative, management, operating and other services and support (the “Services”) to Harvest following the Effective Date. In addition, the EnerVest Group also provides Harvest with sufficient office space, equipment and office supplies pursuant to the Services Agreement. The Services Agreement covers the people EnerVest employs who provide direct support to the Company’s operations; however, the Services Agreement does not cover the five full-time employees of Harvest which include the Chief Executive Officer and the Chief Financial Officer. The management fee is subject to an annual redetermination by agreement of the parties and will also be adjusted for acquisitions or divestitures over $5 million. The EnerVest Group will provide the Services until December 31, 2020.

In August 2018, the Company was notified by the Office of Natural Resources Revenue (“ONRR”) of potential underpayments of royalties related to certain leases for the period of 2009 through 2018. The Company has submitted amended royalty filings for the period of 2009 to 2012, pursuant to which Harvest has an additional liability of approximately $2.0 million. This amount will be paid upon ONRR review and concurrence with the accuracy of royalties per the amended filings. The Company expects to submit amended royalty filings for the period of 2013 to 2018 later in 2019, pursuant to which Harvest may have an additional liability of approximately $3.0 million. The Company recognized an accrual for the estimated liability for the period of 2009 to 2018 as of both March 31, 2019 and December 31, 2018.

The Company is involved in other disputes or legal actions arising in the ordinary course of business. The Company does not believe the outcome of such disputes or legal actions, other than addressed above, will have a material effect on its unaudited condensed consolidated financial statements. No amounts, other than as described above, were accrued at March 31, 2019 or December 31, 2018.

NOTE 12. INCOME TAXES

Effective June 4, 2018, pursuant to the Plan, the Successor became a corporation subject to federal and state income taxes. Prior to the Plan being effective, the Predecessor was a limited partnership and organized as a pass-through entity for federal and most state income tax purposes. As a result, the Predecessor’s limited partners were responsible for federal and state income taxes on their share of taxable income. The Predecessor was subject to the Texas margin tax for partnership activity in the state of Texas. Tax obligations of the Predecessor and Successor are recorded as “Income taxes” in the unaudited condensed consolidated statements of operations.

The Company’s income tax provision consists of the following:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Current tax position:
Federal	$261	$—
State	24	314
Total income tax provision	$285	$314

Management assesses the available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to realize the Company’s deferred tax assets. In making this determination, Management considers all available positive and negative evidence and makes certain assumptions. Management considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. Due to significant negative evidence, the Company has established a full valuation allowance against its net deferred tax assets at December 31, 2018. For the quarter ended March 31, 2019, the Company continued to record a full valuation allowance against its net deferred tax assets. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

NOTE 13. EARNINGS PER SHARE/UNIT

The following sets forth the calculation of earnings per share/unit, for the periods indicated:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Net loss attributable to Successor/Predecessor	$(35,775)	$(15,449)
Predecessor’s general partner’s 2% interest in net loss	—	309
Net loss available to common stockholders/limited partners	$(35,775)	$(15,140)

Weighted average common shares/units outstanding:
Basic	10,043	49,369
Dilutive effect of potential common shares/units	—	—
Diluted	10,043	49,369

Net earnings per share/unit:
Basic	$(3.56)	$(0.31)
Diluted	$(3.56)	$(0.31)

Antidilutive restricted stock units (1)	7	—
Antidilutive warrants (2)	800	—

(1)	Amount represents unvested restricted stock units that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

(2)

Amount represents warrants to purchase 800,000 shares of the Company’s common stock at a per share exercise price of $37.48 that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

NOTE 14. RELATED PARTY TRANSACTIONS

As a result of the Restructuring, EnerVest is no longer a related party to the Company. However, Harvest will continue its relationship with EnerVest through an agreement for EnerVest to operate its properties pursuant to the Services Agreement. See Note 11 for additional information regarding the Services Agreement.

Prior to emergence from bankruptcy, the Predecessor’s general partner was EV Energy GP, and the general partner of its general partner was EV Management. EV Management is a wholly-owned subsidiary of EnerVest. EnerVest and its affiliates also had a significant interest in the Partnership through their 71.25% ownership of EV Energy GP which, in turn, owned a 2% general partner interest in the Partnership and all of its incentive distribution rights. In addition, the Predecessor’s board of directors included directors who were also executives of EnerVest. As a result, EnerVest was considered a related party to the Predecessor.

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

Pursuant to a prior services agreement, the Predecessor paid EnerVest $4.3 million for general and administrative services provided during the three months ended March 31, 2018. These fees were based on an allocation of charges between EnerVest and EVEP based on the estimated use of such services by each party, and the Partnership believed that the allocation method employed by EnerVest was reasonable and reflective of the estimated level of costs the Partnership would have incurred on a standalone basis. These fees are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

The Partnership entered into operating agreements whereby a wholly-owned subsidiary of EnerVest and its affiliates acted as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which EVEP owned an interest. The Predecessor reimbursed EnerVest approximately $5.1 million in the three months ended March 31, 2018, for direct expenses incurred in the operation of its wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on its properties. As the vast majority of such expenses were charged to the Partnership on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), EVEP believed that the aforementioned services were provided at fair and reasonable rates relative to the prevailing market and were representative of the costs that would have been incurred on a standalone basis. These costs are included in “Lease operating expenses” in the unaudited condensed consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collected proceeds from oil and natural gas sales and distributed them to the Partnership and other working interest owners.

Effective November 1, 2011, EVEP, along with certain institutional partnerships managed by EnerVest, sold a portion of its unproved, undeveloped Utica acreage in ten Ohio counties to Total E&P USA, Inc. A portion of the purchase price was paid in cash with the balance payable in the form of a carried interest in future development activity. In early 2017, the allocated share of the Carry for one of the institutional partnerships was completely utilized. As such, that institutional partnership purchased Carry rights from EVEP and the other institutional partnerships equal to the benefit to be received from Total for their continued participation in the Carry. EVEP’s share of this benefit was $0 for the three months ended March 31, 2018. These purchased Carry rights were recorded as reimbursements to oil and gas properties. After emergence from bankruptcy, the institutional partnership continues to purchase Carry rights from Harvest, however, the institutional partnership is no longer considered a related party.

NOTE 15. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Supplemental cash flows information:
Cash paid for interest	$983	$3,220
Cash paid for reorganization items	575	—

	Successor	Predecessor
	March 31, 2019	March 31, 2018
Non–cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$878	$8,800

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Lease operating expenses	$11,541	$10,035
San Juan royalties	5,000	5,000
General and administrative expenses	3,298	3,321
Production and ad valorem taxes	2,941	4,680
Current portion of ARO	1,687	2,077
Costs for additions to oil and natural gas properties	878	419
Interest	31	12
Other	667	602
Total	$26,043	$26,146

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10‑Q and the related notes thereto, as well as Harvest’s (as defined below) Annual Report on Form 10–K for the year ended December 31, 2018.

OVERVIEW

Harvest Oil & Gas Corp. (“Harvest” or “Successor”) is an independent oil and natural gas company that was formed in 2018, in connection with the reorganization of EV Energy Partners, L.P. (“EVEP” or “Predecessor”). As used herein, the terms the “Company”, “we”, “our” or “us” refer to (i) Harvest after the Effective Date (as defined below) and (ii) EVEP prior to, and including, the Effective Date, in each case, together with their respective consolidated subsidiaries or on an individual basis, depending on the context in which the statements are made.

We operate one reportable segment engaged in the development and production of oil and natural gas properties, and all of our operations are located in the United States. As of March 31, 2019, our oil and natural gas properties are located in the Barnett Shale, the San Juan Basin, the Appalachian Basin (which includes the Utica Shale), Michigan, the Mid–Continent areas in Oklahoma, Texas, Arkansas, Kansas and Louisiana, the Permian Basin and the Monroe Field in Northern Louisiana. As of December 31, 2018, we had estimated net proved reserves of 9.9 MMBbls of oil, 476.7 Bcf of natural gas and 29.3 MMBbls of natural gas liquids, or 711.9 Bcfe.

As a result of the ongoing review of our asset base in order to maximize shareholder value, we have initiated processes to divest certain assets and in the future, may look to divest additional assets or all of our remaining assets and use the proceeds to repay bank debt, return capital to shareholders, concentrate in existing positions or venture into new basins.

Current Developments

During January 2019, we sold all of our 4.2 million shares of common stock of Magnolia Oil & Gas Corporation (NYSE: MGY) (“Magnolia”) for net proceeds of $51.7 million.

In addition, in January 2019, we closed on the sale of certain oil and gas properties in the Mid-Continent area to a third party for total consideration of $1.8 million, net of purchase price adjustments. The Company did not record a gain, loss or impairment related to this sale.

In February 2019, we entered into a definitive agreement to sell our (i) oil and gas properties in the San Juan Basin and (ii) membership interests in EnerVest Mesa, LLC, a wholly-owned subsidiary of EV Properties, L.P., to a third party for total consideration of $37.2 million in cash, net of preliminary purchase price adjustments. The transaction closed in April 2019 and had an effective date of October 1, 2018. We recognized an impairment of $25.0 million for these properties during the three months ended March 31, 2019.

Also, in February 2019, we entered into a definitive agreement to sell certain oil and gas properties in the Mid-Continent area to a third party for total consideration of $2.3 million in cash, net of preliminary purchase price adjustments, which included $0.9 million of preferential rights to purchase that were exercised by other working interest owners. The transaction, excluding the preferential rights, closed in April 2019 and had an effective date of October 1, 2018. The sale of the assets associated with the preferential rights is expected to close in the second quarter of 2019. We recognized an impairment of $1.1 million for these properties during the three months ended March 31, 2019.

Emergence from Voluntary Reorganization under Chapter 11

On March 13, 2018, EVEP and the other 13 affiliated debtors (collectively, the “Debtors”) entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain holders of the Predecessor’s outstanding notes, certain lenders under the Predecessor’s reserve-based lending facility, EnerVest, Ltd. (“EnerVest”) and EnerVest

Operating, L.L.C. (“EnerVest Operating”). The Restructuring Support Agreement set forth, subject to certain conditions, the commitment of the Debtors and the consenting creditors to support a comprehensive restructuring of the Debtors’ long-term debt (the “Restructuring”). On April 2, 2018 (the “Petition Date”), the Debtors each filed Chapter 11 proceedings under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings were jointly administered under the caption In re EV Energy Partners, L.P., et al., Case No. 18‑10814. During the pendency of the Chapter 11 proceedings, EVEP continued to operate its business and manage its properties under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court as “Debtors-in-Possession.” On May 17, 2018, the Bankruptcy Court entered the Confirmation Order confirming the Plan (as defined below).

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

Predecessor and Successor Reporting

Upon our emergence on the Effective Date, we elected to adopt fresh start accounting effective May 31, 2018 (the “convenience date”) to coincide with the timing of our normal accounting period close. As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, the Company’s unaudited condensed consolidated financial statements and certain presentations are separated into two distinct periods, the period before the convenience date (labeled Predecessor) and the period after the convenience date (labeled Successor), to indicate the application of different basis of accounting between the periods presented. Despite the separate presentation, there was continuity of the Company’s operations.

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

In order to mitigate the impact of lower prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. Although we have entered into derivative contracts covering a portion of our future production through December 2020, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices at which we can enter into derivative contracts for additional volumes in the future. We have mitigated, but not eliminated, the potential effects of changing prices on our cash flows from operations for those periods. An extended period of depressed commodity prices would alter our development plans, as well as adversely affect our ability to access additional capital in the capital markets. Please refer to Item 3. “Quantitative And Qualitative Disclosures About Market Risk” in this quarterly report for more information.

RESULTS OF OPERATIONS

References to “Successor” relate to the financial position and results of operations of the reorganized Company subsequent to May 31, 2018, and references to “Predecessor” relate to the financial position and results of operations of the Company prior to, and including, May 31, 2018.

Factors Affecting the Comparability of the Results

We believe that describing certain year-over-year variances and trends in our production, revenue and expenses for the three months ended March 31, 2019 as compared to March 31, 2018 without regard to the concept of Successor and Predecessor facilitates a meaningful analysis of our results of operations and is useful in identifying current business trends.

The impact to the comparability of the Predecessor and Successor results is generally limited to those areas associated with the basis in and accounting for our oil and gas properties (specifically depreciation, depletion and amortization (“DD&A”) and impairments), exploration expense and income taxes (due to the change from a limited partnership to a corporation that occurred in connection with our emergence from bankruptcy). In addition, the comparability of our results for 2019 as compared to prior years may be limited by the effects of our emergence from bankruptcy and fresh-start reporting.

The following tables summarize certain of the results of operations and period-to-period comparisons for the periods indicated:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Oil, natural gas and natural gas liquids revenues:
Oil	$9,433	$24,905
Natural gas	23,801	26,389
Natural gas liquids	10,052	16,264
Total	$43,286	$67,558

Production data:
Oil (MBbls)	178	401
Natural gas (MMcf)	8,375	9,980
Natural gas liquids (MBbls)	484	635
Total (MMcfe)	12,349	16,199

Average sales price per unit:
Oil (per Bbl)	$53.00	$62.08
Natural gas (per Mcf)	2.84	2.64
Natural gas liquids (per Bbl)	20.76	25.60
Total (per Mcfe)	3.51	4.17

Expenses and other:
Lease operating expenses	$23,200	$27,544
Cost of purchased natural gas	399	315
Dry hole and exploration costs	39	82
Production taxes	2,193	3,525
Accretion expense on obligations	2,210	1,897
Depreciation, depletion and amortization	4,972	27,002
General and administrative expenses	6,370	7,725
Restructuring costs	—	5,211
Impairment of oil and natural gas properties	26,128	3
Gain on sales of oil and natural gas properties	13	2
Gain (loss) on derivatives, net	(16,774)	399
Interest expense	1,519	10,476
Gain on equity securities	4,593	—
Income tax expense	285	314

Net loss	$(35,775)	$(15,449)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.88	$1.70
Production taxes	0.18	0.22
Total	2.06	1.92
Depreciation, depletion and amortization	0.40	1.67
General and administrative expenses	0.52	0.48

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Net loss for the three months ended March 31, 2019 was $35.8 million compared with a loss of $15.4 million for the three months ended March 31, 2018. The significant factors in this change were a $26.1 million increase in impairment of oil and natural gas properties, a $24.1 million decrease in revenues, a $17.2 million unfavorable change in loss on derivatives, partially offset by a $22.0 million decrease in DD&A, a $9.0 million decrease in interest expense, a $5.2 million decrease in restructuring costs, a $4.6 million increase in gain on equity securities and a $4.3 million decrease in lease operating expenses.

Oil, natural gas and natural gas liquids revenues for the three months ended March 31, 2019 totaled $43.3 million, a decrease of $24.3 million compared with the three months ended March 31 2018. This decrease in revenues was the result of a decrease of $19.5 million related to decreased oil, natural gas and natural gas liquid production primarily related to the divestiture of oil and gas properties and a decrease of $4.8 million primarily related to lower oil and natural gas liquids prices.

Lease operating expenses for the three months ended March 31, 2019 decreased $4.3 million compared with the three months ended March 31, 2018 as the result of $7.2 million from decreased production primarily related to the divestiture of oil and gas properties, partially offset by $2.9 million from a higher unit cost per Mcfe. Lease operating expenses were $1.88 per Mcfe in the three months ended March 31, 2019 compared with $1.70 per Mcfe in the three months ended March 31, 2018.

Depreciation, depletion and amortization for the three months ended March 31, 2019 decreased $22.0 million compared with the three months ended March 31, 2018. This decrease was primarily a result of $20.5 million from a lower unit cost per Mcfe, combined with $1.5 million from decreased production. The lower unit cost was primarily due to lower rates as a result of the application of fresh start accounting during the second quarter of 2018. DD&A was $0.40 per Mcfe in the three months ended March 31, 2019 compared with $1.67 per Mcfe in the three months ended March 31, 2018.

General and administrative expenses for the three months ended March 31, 2019 totaled $6.4 million, a decrease of $1.4 million compared with the three months ended March 31, 2018. This decrease is primarily the result of lower stock based compensation and lower fees paid under the Services Agreement (as defined below under “Contractual Obligations”) with EnerVest. General and administrative expenses were $0.52 per Mcfe in the three months ended March 31, 2019 compared with $0.48 per Mcfe in the three months ended March 31, 2018.

Restructuring expenses for the three months ended March 31, 2018 totaled $5.2 million. These expenses were for professional services related to the restructuring of EVEP which were incurred prior to the Petition Date.

During the three months ended March 31, 2019, we incurred proved property impairment of $26.1 million related to proved oil and natural gas properties and no leasehold impairment charges. Of the proved property impairment amount, $25.0 million related to properties located in the San Juan Basin, which were sold during April 2019, and $1.1 million related to properties located in the Mid-Continent area, which were also sold in April 2019. During the three months ended

March 31, 2018, we incurred no proved property impairment charges and less than $0.1 million of leasehold impairment charges.

Gain on equity securities was $4.6 million for the three months ended March 31, 2019. The gain is attributable to the changes in the share price of the common stock of Magnolia prior to the sale in January 2019.

Loss on derivatives, net was $16.8 million for the three months ended March 31, 2019 compared with a gain on derivatives, net of $0.4 million for the three months ended March 31, 2018. This change was attributable to changes in future oil and natural gas prices. The 12-month forward price at March 31, 2019 for oil averaged $60.18 per Bbl compared with $47.09 at December 31, 2018, and the 12-month forward prices at March 31, 2019 for natural gas averaged $2.85 per MMBtu compared with $2.85 at December 31, 2018. The 12-month forward price at March 31, 2018 for oil averaged $62.67 per Bbl compared with $59.40 at December 31, 2017, and the 12-month forward prices at March 31, 2018 for natural gas averaged $2.88 per MMBtu compared with $2.86 at December 31, 2017.

Interest expense for the three months ended March 31, 2019 decreased $9.0 million compared with the three months ended March 31, 2018. This change was primarily a result of a lower weighted average long-term debt balance, partially offset by a higher weighted average effective interest rate.

LIQUIDITY AND CAPITAL RESOURCES

Since our emergence from bankruptcy on June 4, 2018, our sources of cash have primarily consisted of proceeds from divestitures of certain oil and natural gas properties and net cash flows generated from operations. As a result of divesting certain oil and natural gas properties since our emergence from bankruptcy, we have received $193.9 million in cash proceeds, net of purchase price adjustments. We have used our cash proceeds to reduce outstanding borrowings under our credit facility and fund capital expenditures, principally for the development of our oil and natural gas properties.

For 2019, we believe that cash on hand, proceeds from sales of assets and net cash flows generated from operations will be adequate to fund our capital budget and satisfy our short-term liquidity needs. As of March 31, 2019, we had approximately $224.6 million of liquidity between our borrowing base capacity and cash on hand. During the three months ended March 31, 2019, we incurred $0.4 million for capital drilling and completing wells. For 2019, we plan to incur $3 million to $6 million of capital expenditures, which we expect to fund primarily from cash on hand, sales of assets and net cash flows generated from operations. We will continue monitoring the commodity price environment and expect to retain the financial flexibility to adjust plans in response to market conditions as needed.

We may utilize borrowings under our credit facility and various financing sources available to us to fund any long-term liquidity needs.

Long–term Debt

As of March 31, 2019, we had a credit facility that will mature in February 2021. Borrowings under the credit facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. The borrowing base is subject to scheduled redeterminations semi-annually as of April 1 and October 1 of each year with an additional redetermination once per calendar year at the election of either the Company or the lenders. As of March 31, 2019, the borrowing base was $260.3 million, and we had $55.0 million outstanding. On April 3, 2019, we repaid $47.0 million of the outstanding amount. In May 2019, in conjunction with the semi-annual redetermination, the borrowing base was reduced by $150.3 million to $110 million, primarily as a result of the divestitures of the San Juan Basin and Mid-Continent assets as well as a decline in bank commodity price assumptions.

For additional information about our credit facility, such as interest rates and covenants, please see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” contained herein to this report.

Cash and Short–term Investments

At March 31, 2019, we had $19.4 million of cash and short–term investments, which included $0.6 million of short-term investments. With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of March 31, 2019, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

References to “Successor” relate to the financial position and results of operations of the reorganized Company subsequent to May 31, 2018, and references to “Predecessor” relate to the financial position and results of operations of the Company prior to, and including, May 31, 2018.

We believe that describing certain year-over-year variances and trends in cash flows for the three months ended March 31, 2019 as compared to March 31, 2018 without regard to the concept of Successor and Predecessor facilitates a meaningful analysis of our cash flow and is useful in identifying trends.

Cash flows provided by (used in) type of activity were as follows:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Operating activities	$19,383	$10,929
Investing activities	53,743	(19,459)
Financing activities	(60,000)	34,000

Operating Activities

Cash flows from operating activities provided $19.4 million and $10.9 million in the three months ended March 31, 2019 and 2018, respectively. The significant factors in the change were $12.8 million favorable change in working capital, $9.0 million decrease in interest expense, $5.2 million decrease in restructuring costs, $4.3 million decrease in lease operating expenses, partially offset by $24.1 million of lower revenues during 2019.

Investing Activities

During the three months ended March 31, 2019, we spent $0.4 million for additions to our oil and natural gas properties, received $51.7 million in proceeds from the sale of equity securities, received $1.9 million in proceeds from the sale of oil and natural gas properties and received $0.6 million from reimbursements related to oil and natural gas properties. During the three months ended March 31, 2018, we spent $19.5 million for additions of oil and natural gas properties.

Financing Activities

During the three months ended March 31, 2019, we repaid $60.0 million of long-term debt borrowings. During the three months ended March 31, 2018, we borrowed $34.0 million under our credit facility.

Off-Balance Sheet Arrangements

In the normal course of business, we may enter into off-balance sheet arrangements that give rise to off-balance sheet obligations. As of March 31, 2019, we have entered into off-balance sheet arrangements which totaled $0.2 million.

Contractual Obligations

On the Effective Date, we entered into a Services Agreement (the “Services Agreement”) with EnerVest and EnerVest Operating (together, the “EnerVest Group”). Pursuant to the Services Agreement, the EnerVest Group provides certain administrative, management, operating and other services and support (the “Services”) to us following the Effective Date. In addition, the EnerVest Group also provides us with sufficient office space, equipment and office supplies pursuant to the Services Agreement. The Services Agreement covers the people EnerVest employs who provide direct support to our operations; however, the Services Agreement does not cover the five full-time employees of Harvest which include our Chief Executive Officer and Chief Financial Officer. The management fee is subject to an annual redetermination by agreement of the parties and will also be adjusted for acquisitions or divestitures over $5 million. The EnerVest Group will provide the Services until December 31, 2020.

We have various other contractual obligations in the normal course of our operations. For further information, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as described above and the changes related to the adoption of the new lease accounting standard as described in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” contained herein, there have been no material changes to the disclosure since year-end 2018.

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10–Q contains forward–looking statements (each a “forward-looking statement”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward–looking statements may relate to, among other things, the following:

•	our business strategy and plans, and future capital expenditures, including plans to optimize the value of our assets;
•	our future financial and operating performance and results;
•	our estimated net proved reserves, PV–10 value and standardized measure;
•	the effects of asset and property dispositions or acquisitions on our cash position and levels of indebtedness;
•	costs of developing our properties and conducting other operations;
•	our cash flows, liquidity and capital availability;
•	market prices;
•	our financial strategy;
•	our production volumes;
•	environmental liabilities;
•	our ability to access the capital markets;

•	our future derivative activities; and
•	our plans and forecasts.

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

The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely”, and similar expressions, and the negative thereof, are intended to identify forward–looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information. We do not undertake any obligation to update or revise publicly any forward–looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Form 10–Q including, but not limited to:

•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Restructuring;
•	our inability to control our contract operator, EnerVest Operating, outside of the parameters of the Services Agreement;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our asset base;
•	the existence of unanticipated liabilities and problems related to acquired or divested businesses or properties;
•	the potential for additional impairments due to continuing or future declines in oil, natural gas and natural gas liquids prices;
•	risks relating to any of our unforeseen liabilities;
•	fluctuations in prices of oil, natural gas and natural gas liquids and the length of time commodity prices remain depressed;
•	significant disruptions in the financial markets;
•	future capital requirements and availability of financing;
•	uncertainty inherent in estimating our reserves;
•	risks associated with drilling and operating wells;
•	discovery, acquisition, development and replacement of reserves;
•	liquidity and cash flows and their adequacy to fund our ongoing operations;
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

All of our forward–looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that arise in the normal course of business. We may enter into derivative instruments to manage or reduce market risk, but do not enter into derivative agreements for speculative purposes.

We do not designate derivative instruments or plan to designate future derivative instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of these instruments are recognized currently in earnings.

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2020. As of March 31, 2019, we have commodity contracts covering approximately 82% of our estimated production attributable to our net proved reserves from April 2019 through December 2020. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at March 31, 2019 was a net asset of $5.3 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $22.8 million.

Please see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility also exposes us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the three months ended March 31, 2019 would have increased by approximately $0.2 million.

As of March 31, 2019, we did not have any interest rate swaps in place.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes with respect to the risk factors disclosed in Harvest Oil & Gas Corp.’s Annual Report on Form 10–K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

c
2.1

First Modified Joint Prepackaged Chapter 11 Plan of Reorganization of EV Energy Partners, L.P. and Its Debtor Affiliates, dated May 17, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by EV Energy Partners, L.P. on May 18, 2018).

+2.2*	Purchase and Sale Agreement, dated as of February 13, 2019, by and between EV Properties, L.P. and One Four Energy, LLC.

3.1	Amended and Restated Certificate of Incorporation of Harvest Oil & Gas Corp. (incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 filed on June 4, 2018).

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

+31.1	Rule 13a‑14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a‑14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+Filed herewith

*Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the agreement have not been filed herewith, and certain immaterial provisions of the agreement that would likely cause competitive harm to the Company if publicly disclosed have been redacted. The registrant agrees to furnish supplementally copies of any omitted schedules and exhibits and an unredacted copy of the agreement to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harvest Oil & Gas Corp.
(Registrant)

Date: May 14, 2019	By:	/s/ RYAN STASH
Ryan Stash
Vice President and Chief Financial Officer