Form 10-Q
period 2019-06-30
Harvest Oil & Gas Corp.
filed 2019-08-14
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

YES  ☑    NO  ☐

As of August 9, 2019, the registrant had 10,117,472 shares of common stock, par value of $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Harvest Oil & Gas Corp.
Condensed Consolidated Balance Sheets
(In thousands, except number of shares)
(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$13,650	$6,313
Equity securities	—	47,082
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	29,252	40,176
Other	1,355	4,496
Derivative asset	14,137	15,452
Other current assets	944	2,314
Total current assets	59,338	115,833

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; June 30, 2019, $7,175; December 31, 2018, $12,950	159,388	405,688
Assets held for sale	87,260	—
Long–term derivative asset	4,781	8,499
Other assets	7,112	4,474
Total assets	$317,879	$534,494

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$25,095	$26,146
Derivative liability	—	1,165
Other current liabilities	731	—
Total current liabilities	25,826	27,311

Asset retirement obligations	102,108	117,529
Long–term debt, net	—	115,000
Liabilities held for sale	10,618	—
Other long–term liabilities	1,804	1,036

Commitments and contingencies (Note 11)

Mezzanine equity	135	79

Stockholders’ equity:
Common stock – $0.01 par value; 65,000,000 shares authorized; 10,141,512 shares issued and 10,117,472 shares outstanding as of June 30, 2019; 10,054,816 shares issued and 10,042,468 shares outstanding as of December 31, 2018	101	100
Additional paid-in capital	250,414	249,717
Treasury stock at cost – 24,040 shares at June 30, 2019; 12,348 shares at December 31, 2018	(414)	(247)
Retained earnings (accumulated deficit)	(72,713)	23,969
Total stockholders’ equity	177,388	273,539
Total liabilities and equity	$317,879	$534,494

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share/unit data)
(Unaudited)

	Successor		Predecessor
	Three Months	One Month	Two Months
	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	May 31, 2018
Revenues:
Oil, natural gas and natural gas liquids revenues	$30,129	$21,535	$42,749
Transportation and marketing–related revenues	458	185	340
Total revenues	30,587	21,720	43,089

Operating costs and expenses:
Lease operating expenses	21,754	9,375	17,828
Cost of purchased natural gas	315	129	242
Dry hole and exploration costs	—	43	40
Production taxes	1,450	970	1,818
Accretion expense on obligations	2,168	789	1,279
Depreciation, depletion and amortization	4,373	2,730	19,194
General and administrative expenses	6,653	2,029	7,923
Impairment of oil and natural gas properties	73,151	—	—
(Gain) loss on sales of oil and natural gas properties	(5)	(19)	7
Total operating costs and expenses	109,859	16,046	48,331

Operating income (loss)	(79,272)	5,674	(5,242)

Other income (expense), net:
Gain (loss) on derivatives, net	16,430	(4,232)	45
Interest expense	(1,315)	(1,199)	(3,176)
Other income, net	2,965	27	474
Total other income (expense), net	18,080	(5,404)	(2,657)

Reorganization items, net	—	(808)	(587,325)

Loss before income taxes	(61,192)	(538)	(595,224)

Income tax benefit	285	—	148

Net loss	$(60,907)	$(538)	$(595,076)

Basic and diluted earnings per share / unit:
Net loss	$(6.05)	$(0.05)	$(11.81)

Weighted average common shares / units outstanding:
Basic	10,064	10,000	49,369
Diluted	10,064	10,000	49,369

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share/unit data)
(Unaudited)

	Successor		Predecessor
	Six Months	One Month	Five Months
	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	May 31, 2018
Revenues:
Oil, natural gas and natural gas liquids revenues	$73,415	$21,535	$110,307
Transportation and marketing–related revenues	1,018	185	724
Total revenues	74,433	21,720	111,031

Operating costs and expenses:
Lease operating expenses	44,954	9,375	45,372
Cost of purchased natural gas	714	129	557
Dry hole and exploration costs	39	43	122
Production taxes	3,643	970	5,343
Accretion expense on obligations	4,378	789	3,176
Depreciation, depletion and amortization	9,345	2,730	46,196
General and administrative expenses	13,023	2,029	15,648
Restructuring costs	—	—	5,211
Impairment of oil and natural gas properties	99,279	—	3
(Gain) loss on sales of oil and natural gas properties	(18)	(19)	5
Total operating costs and expenses	175,357	16,046	121,633

Operating income (loss)	(100,924)	5,674	(10,602)

Other income (expense), net:
Gain (loss) on derivatives, net	(344)	(4,232)	444
Interest expense	(2,834)	(1,199)	(13,652)
Gain on equity securities	4,593	—	—
Other income, net	2,827	27	776
Total other income (expense), net	4,242	(5,404)	(12,432)

Reorganization items, net	—	(808)	(587,325)

Loss before income taxes	(96,682)	(538)	(610,359)

Income tax expense	—	—	(166)

Net loss	$(96,682)	$(538)	$(610,525)

Basic and diluted earnings per share / unit:
Net loss	$(9.62)	$(0.05)	$(12.12)

Weighted average common shares / units outstanding:
Basic	10,053	10,000	49,369
Diluted	10,053	10,000	49,369

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.
Condensed Consolidated Statement of Changes in Owners’ Equity (Predecessor)
(In thousands)
(Unaudited)

			Total
	Common	General Partner	Owners’
	Unitholders	Interest	Equity
Balance, December 31, 2017 (Predecessor)	$648,371	$(20,359)	$628,012
Equity–based compensation	575	12	587
Net loss	(15,140)	(309)	(15,449)
Balance, March 31, 2018 (Predecessor)	633,806	(20,656)	613,150
Contribution from general partner	—	40	40
Equity–based compensation	3,133	64	3,197
Net loss	(583,174)	(11,902)	(595,076)
Issuance of common stock to Predecessor common unitholders	(11,967)	—	(11,967)
Issuance of warrants to Predecessor common unitholders	(9,345)	—	(9,345)
Cancellation of Predecessor common unitholders	(32,453)	—	(32,453)
Cancellation of Predecessor general partner interest	—	32,454	32,454
Balance, May 31, 2018 (Predecessor)	$—	$—	$—

Condensed Consolidated Statement of Stockholders’ Equity (Successor)
(In thousands)
(Unaudited)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Issuance of successor common stock
to holders of the Senior Notes	9,500	$95	$227,271	$—	$227,366
Issuance of successor common stock
to predecessor common unitholders	500	5	11,962	—	11,967
Issuance of warrants	—	—	9,345	—	9,345
Balance, May 31, 2018 (Successor)	10,000	100	248,578	—	248,678
Net loss	—	—	—	(538)	(538)
Balance, June 30, 2018 (Successor)	10,000	$100	$248,578	$(538)	$248,140

					Retained
			Additional		Earnings	Total
	Common Stock		Paid-in	Treasury	(Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit)	Equity
Balance, December 31, 2018 (Successor)	10,043	$100	$249,717	$(247)	$23,969	$273,539
Net loss	—	—	—	—	(35,775)	(35,775)
Share–based compensation	—	—	61	—	—	61
Balance, March 31, 2019 (Successor)	10,043	100	249,778	(247)	(11,806)	237,825
Net loss	—	—	—	—	(60,907)	(60,907)
Share–based compensation	—	—	637	—	—	637
Restricted shares vested	87	1	(1)	—	—	—
Purchase of treasury stock	(12)	—	—	(167)	—	(167)
Balance, June 30, 2019 (Successor)	10,118	$101	$250,414	$(414)	$(72,713)	$177,388

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Successor		Predecessor
	Six Months	One Month	Five Months
	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	May 31, 2018
Cash flows from operating activities:
Net loss	$(96,682)	$(538)	$(610,525)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Accretion expense on obligations	4,378	789	3,176
Depreciation, depletion and amortization	9,345	2,730	46,196
Share-based compensation cost	763	—	3,784
Impairment of oil and natural gas properties	99,279	—	3
(Gain) loss on sales of oil and natural gas properties	(18)	(19)	5
Gain on equity securities	(4,593)	—	—
(Gain) loss on derivatives, net	344	4,232	(444)
Cash settlements of matured derivative contracts	3,525	—	3,099
Reorganization items, net	—	—	573,304
Other	1,218	60	248
Changes in operating assets and liabilities:
Accounts receivable	14,066	876	(3,518)
Other current assets	1,369	(354)	1,853
Accounts payable and accrued liabilities	(1,532)	1,490	4,405
Other, net	(2,382)	(790)	69
Net cash flows provided by operating activities	29,080	8,476	21,655

Cash flows from investing activities:
Additions to oil and natural gas properties	(1,794)	(7,220)	(29,727)
Reimbursements related to oil and natural gas properties	2,069	—	652
Proceeds from sale of oil and natural gas properties	41,458	16	3
Proceeds from sale of equity securities	51,675	—	—
Other	26	—	26
Net cash flows provided by (used in) investing activities	93,434	(7,204)	(29,046)

Cash flows from financing activities:
Repayment of long–term debt borrowings	(115,000)	(17,000)	—
Long-term debt borrowings	—	—	34,000
Loan costs incurred	—	—	(2,813)
Purchase of treasury stock	(167)	—	—
Contributions from general partner	—	—	40
Other	(10)	—	—
Net cash flows provided by (used in) financing activities	(115,177)	(17,000)	31,227

Increase (decrease) in cash, cash equivalents and restricted cash	7,337	(15,728)	23,836
Cash, cash equivalents and restricted cash – beginning of period	6,313	28,732	4,896
Cash, cash equivalents and restricted cash – end of period	$13,650	$13,004	$28,732

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

The Company operates one reportable segment engaged in the development and production of oil and natural gas properties, and all of its operations are located in the United States. As a result of the ongoing review of the Company’s asset base in order to maximize shareholder value, the Company has initiated processes to divest certain assets and, in the future, may look to divest additional assets or all of its remaining assets and use the proceeds to return capital to shareholders or concentrate in existing positions. As of June 30, 2019, the oil and natural gas properties of Harvest are located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), Michigan, the Mid–Continent areas in Oklahoma, Texas, Kansas and Louisiana, the Permian Basin and the Monroe Field in Northern Louisiana.

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

The following table summarizes the components of reorganization items, net included in the accompanying unaudited condensed consolidated statements of operations:

	Successor			Predecessor
	Three Months	Six Months	One Month	Two Months	Five Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2019	June 30, 2018	May 31, 2018	May 31, 2018
Gain on settlement of liabilities
subject to compromise	$—	$—	$—	$128,700	$128,700
Fresh start valuation adjustments	—	—	—	(700,325)	(700,325)
Professional fees	—	—	(808)	(13,345)	(13,345)
Other	—	—	—	(2,355)	(2,355)
Reorganization items, net	$—	$—	$(808)	$(587,325)	$(587,325)

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

No other new accounting pronouncements issued or effective during the six months ended June 30, 2019 have had or are expected to have a material impact on the unaudited condensed consolidated financial statements other than those disclosed in Harvest’s Annual Report on Form 10‑K for the year ended December 31, 2018.

Subsequent Events

The Company evaluated subsequent events for appropriate accounting and disclosure through the date these unaudited condensed consolidated financial statements were issued.

NOTE 2. EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On March 13, 2018, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with (i) holders of approximately 70% of the 8.0% senior unsecured notes due April 2019 (the “Senior Notes”) issued pursuant to that certain indenture, dated as of March 22, 2011 (as amended, restated, supplemented or otherwise modified from time to time, the “Indenture”), among EVEP, EV Energy Finance Corp., each of the guarantors party thereto, and Delaware Trust Company, as indenture trustee, that are signatories to the Restructuring Support Agreement; (ii) lenders under the Predecessor’s reserve-based lending facility, by and among EVEP, EV Properties, L.P., JPMorgan Chase Bank, N.A., as administrative agent, BNP Paribas and Wells Fargo, National Association, as co-syndication agents, the guarantors party thereto, that are signatory thereto, constituting approximately 94% of the principal amount outstanding thereunder; (iii) EnerVest; and (iv) EnerVest Operating, L.L.C. (“EnerVest Operating”). The Restructuring Support Agreement set forth, subject to certain conditions, the commitment of the Debtors and the consenting creditors to support a comprehensive restructuring of the Debtors’ long-term debt (the “Restructuring”).

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

The following table disaggregates revenue by significant product and service type:

	Successor		Predecessor
	Three Months	One Month	Two Months
	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	May 31, 2018
Oil	$8,076	$7,161	$17,555
Natural gas (1)	16,541	8,664	14,562
Natural gas liquids (1)	5,512	5,710	10,632
Oil, natural gas and natural gas liquids revenues	30,129	21,535	42,749
Transportation and marketing–related revenues	458	185	340
Total revenues	$30,587	$21,720	$43,089

	Successor		Predecessor
	Six Months	One Month	Five Months
	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	May 31, 2018
Oil	$17,509	$7,161	$42,460
Natural gas (1)	40,342	8,664	40,951
Natural gas liquids (1)	15,564	5,710	26,896
Oil, natural gas and natural gas liquids revenues	73,415	21,535	110,307
Transportation and marketing–related revenues	1,018	185	724
Total revenues	$74,433	$21,720	$111,031

(1)

The Company recognizes wet gas revenues, which are recorded net of transportation, gathering and processing expenses, partially as natural gas revenues and partially as natural gas liquids revenues based on the end products after processing occurs. For the Successor period of the three months ended June 30, 2019, wet gas revenues were $0.5 million which were recognized as natural gas liquids revenues. For the Successor period of the six months ended June 30, 2019, wet gas revenues were $3.8 million which were recognized as $1.5 million of natural gas revenues and $2.3 million of natural gas liquids revenues. For the Successor period of the one month ended June 30, 2018, wet gas revenues were $1.5 million which were recognized as $0.5 million of natural gas revenues and $1.0 million of natural gas liquids revenues. For the Predecessor period of the two months ended May 31, 2018, wet gas revenues were $3.3 million which were recognized as $1.4 million of natural gas revenues and $1.9 million of natural gas liquids revenues. For the Predecessor period of the five months ended May 31, 2018, wet gas revenues were $8.4 million which were recognized as $3.2 million of natural gas revenues and $5.2 million of natural gas liquids revenues.

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

Accounts receivable are primarily from purchasers of oil, natural gas and natural gas liquids and from exploration and production companies that own interests in properties Harvest operates. As of June 30, 2019 and December 31, 2018, the Company had receivables of $26.7 million and $38.3 million, respectively. This industry concentration could affect overall exposure to credit risk, either positively or negatively, because the Company’s purchasers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. The Company routinely assesses the financial strength of its customers and bad debts are recorded based on an account-by-account review specifically identifying receivables that the Company believes may be uncollectible after all means of collection have been exhausted, and the potential recovery is considered remote. As of June 30, 2019 and December 31, 2018, the Company did not have any reserves for doubtful accounts.

Performance Obligations

The Company applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations.

NOTE 4. SHARE–BASED COMPENSATION

During the six months ended June 30, 2019, the Company granted 322,172 shares of restricted stock under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). Of the shares of restricted stock granted during the six months ended June 30, 2019, 150,000 shares are subject to a graded vesting over a three year period; 132,112 shares are subject to future events, such as divestitures; 30,188 shares vested during the three months ended June 30, 2019 as a result of the closing of the San Juan divestiture; and 9,872 shares are scheduled to vest on June 5, 2020. The weighted average fair value of the restricted shares granted during the six months ended June 30, 2019, was $15.24 with a total fair value of approximately $4.9 million. No shares were forfeited during the six months ended June 30, 2019. Approximately 0.3 million shares remain available for grant under the 2018 Plan as of June 30, 2019.

The Company recognized compensation cost related to outstanding restricted stock units of $0.6 million and $0.7 million for the three and six months ended June 30, 2019, respectively. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

As of June 30, 2019, there was $2.3 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 1.9 years. As of June 30, 2019, there was also $2.0 million of total unrecognized compensation cost related to unvested restricted stock units with vesting subject to future events, which will not be recognized until those future events are probable.

Series A Preferred Stock

The Company estimated the fair value of the 21,000 shares of the 8% Cumulative Nonparticipating Redeemable Series A Preferred Stock (the “Series A Preferred Stock”) as of June 30, 2019 at $0.2 million. The redemption amount of these shares of Series A Preferred Stock is $0.2 million. During the three and six months ended June 30, 2019, the Company recognized $27 thousand and $65 thousand, respectively, of compensation cost related to the Series A Preferred Stock. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statement of operations.

Predecessor Equity-Based Compensation

EV Management had two long-term incentive plans, the 2006 Long-Term Incentive Plan and the 2016 Long-Term Incentive Plan for employees, consultants and directors of EV Management and its affiliates who performed services for EVEP. Equity–based awards under these plans consisted only of phantom units during the five months ended May 31, 2018.

The Predecessor recognized compensation cost related to these phantom units of $3.2 million and $3.8 million for the two and five months ended May 31, 2018, respectively. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

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

In April 2019, the Company closed on the sale of its (i) oil and gas properties in the San Juan Basin and (ii) membership interests in EnerVest Mesa, LLC, a wholly-owned subsidiary of EV Properties, L.P., to a third party for total consideration of $37.2 million in cash, net of preliminary purchase price adjustments. The transaction had an effective date of October 1, 2018. The Company recognized an impairment of $25.6 million for these properties during the six months ended June 30, 2019.

Also, during the second quarter of 2019, the Company closed on the sale of certain oil and gas properties in the Mid-Continent area to a third party for total consideration of $2.4 million in cash, net of preliminary purchase price adjustments, which included $0.9 million of preferential rights to purchase that were exercised by other working interest owners. The transaction, excluding the preferential rights, closed in April 2019 and had an effective date of October 1, 2018. The sale of the assets associated with the preferential rights closed in June 2019. The Company recognized an impairment of $1.6 million for these properties during the six months ended June 30, 2019.

In July 2019, the Company entered into a definitive agreement to sell certain oil and gas properties in the Mid-Continent area to a third party for total consideration of $6.5 million (subject to purchase price adjustments). The transaction is expected to close during the third quarter of 2019. As of June 30, 2019, these oil and gas properties were classified as assets held for sale; $10.8 million of the assets held for sale and $6.1 million of the asset retirement obligations classified as liabilities related to assets held for sale in the unaudited condensed consolidated balance sheet were attributable to these properties.

Additionally, in July 2019, the Company entered into a definitive agreement to sell substantially all of its interests in the Barnett Shale to a third party for $72.0 million (subject to purchase price adjustments). The transaction is expected to close during the third quarter of 2019. The Company recognized an impairment of $72.1 million for these properties during the six months ended June 30, 2019. As of June 30, 2019, these oil and gas properties were classified as assets held for sale; $76.5 million of the assets held for sale and $4.5 million of the asset retirement obligations classified as liabilities related to assets held for sale in the unaudited condensed consolidated balance sheet were attributable to these properties.

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

As of June 30, 2019, the Company had entered into derivatives with the following terms:

		Weighted Average
Period Covered	Hedged Volume	Fixed Price
Oil (Bbls):
Swaps - July 2019 to December 2019	372,600	$63.37
Swaps - January 2020 to December 2020	667,950	$60.51

Natural Gas (MMBtus):
Swaps - July 2019 to December 2019	12,880,000	$2.77
Swaps - January 2020 to December 2020	23,790,000	$2.71

Natural Gas Liquids (Bbls):
Swaps - July 2019 to December 2019	487,600	$18.73
Swaps - January 2020 to December 2020	768,600	$17.68

The following table sets forth the fair values and classification of the Company’s outstanding derivatives:

			Net Amounts
	Gross	Gross Amounts	of Assets
	Amount of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
As of June 30, 2019:
Derivative asset	$14,137	$—	$14,137
Long-term derivative asset	4,781	—	4,781
Total	$18,918	$—	$18,918

As of December 31, 2018:
Derivative asset	$18,048	$(2,596)	$15,452
Long-term derivative asset	8,565	(66)	8,499
Total	$26,613	$(2,662)	$23,951

Derivative liability	$3,761	$(2,596)	$1,165
Long-term derivative liability	66	(66)	—
Total	$3,827	$(2,662)	$1,165

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

Recurring Basis

The following table presents the fair value hierarchy for the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements
		at the End of the Reporting Period
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2019:
Assets:
Oil, natural gas and natural gas liquids derivatives	$18,918	$—	$18,918	$—

As of December 31, 2018:
Assets:
Oil, natural gas and natural gas liquids derivatives	$26,613	$—	$26,613	$—
Equity securities	47,082	47,082	—	—
	$73,695	$47,082	$26,613	$—

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$3,827	$—	$3,827	$—

The Company’s derivatives consist of over–the–counter contracts which are not traded on a public exchange. As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, the Company has categorized these derivatives as Level 2. The Company values these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Estimates of fair value have been determined at discrete points in time based on relevant market data. Furthermore, fair values are adjusted to reflect the credit risk inherent in the transaction, which may include amounts to reflect counterparty credit quality and/or the effect of the Company’s creditworthiness. These assumed credit risk adjustments are based on published credit ratings, public bond yield spreads and credit default swap spreads. There were no changes in valuation techniques or related inputs in the six months ended June 30, 2019.

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

Nonrecurring Basis

During the three and six months ended June 30, 2019, the Company recognized an impairment expense of $72.1 million related to proved oil and natural gas properties in the Barnett Shale; which were held for sale as of June 30, 2019. During the three and six months ended June 30, 2019, the Company also recognized an impairment expense of $1.1 million and $27.2 million, respectively, related to proved oil and natural gas properties in the San Juan Basin and the Mid-Continent area, which were sold during April 2019. During the one month ended June 30, 2018, the Predecessor did not recognize any impairment expense related to proved oil and natural gas properties. During the two and five months ended May 31, 2018, the Predecessor did not recognize any impairment expense related to proved oil and natural gas properties.

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

The carrying value of debt outstanding under the Exit Credit Facility (as defined in Note 9) approximated fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to the Company.

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

ARO as of December 31, 2018	$119,606
Liabilities incurred	339
Revisions	(6)
Accretion expense	4,378
Settlements and divestitures	(9,904)
Liabilities held for sale	(10,618)
ARO as of June 30, 2019	$103,795

As of June 30, 2019 and December 31, 2018, $1.7 million and $2.1 million of ARO is classified as current and is included in “Accounts payable and accrued liabilities” in the unaudited condensed consolidated balance sheets, respectively.

NOTE 9. LONG–TERM DEBT

The following table presents the consolidated debt obligations at the dates indicated:

	June 30, 2019	December 31, 2018
Exit Credit Facility (1)	$—	$115,000

(1)	During the six months ended June 30, 2019, the Company repaid the remaining outstanding amount under the Exit Credit Facility.

In connection with the Company’s emergence from bankruptcy, on the Effective Date, the Company entered into a Credit Agreement providing for a $1.0 billion new reserve-based revolving loan (the “Exit Credit Facility”). The Exit Credit Facility matures on February 26, 2021. Borrowings under the Exit Credit Facility are secured by a first priority lien on substantially all of the Company’s oil and natural gas properties. The Company may use borrowings under the Exit Credit Facility for acquiring and developing oil and natural gas properties, for working capital purposes and for general corporate purposes. The Company also may use up to $50.0 million of available borrowing capacity for letters of credit. As of June 30, 2019, the Company had a $0.2 million letter of credit outstanding.

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

Borrowings under the Exit Credit Facility may not exceed a “borrowing base” determined by the lenders under the credit facility based on the Company’s oil and natural gas reserves. During the first quarter of 2019, as a result of divestitures consummated in the fourth quarter of 2018, the borrowing base was reduced by $2.0 million to $260.3 million. In addition, in May 2019, in conjunction with the semi-annual redetermination, the borrowing base was reduced by $150.3 million to $110 million, primarily as a result of the divestitures of the San Juan Basin and Mid-Continent assets as well as a decline in bank commodity price assumptions. As of June 30, 2019, the borrowing base under the Exit Credit Facility was $110.0 million. The borrowing base is subject to scheduled redeterminations semi-annually as of April 1 and October 1 of each year with an additional redetermination once per calendar year at the election of either the Company or the lenders.

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

•	cash held by the Company be limited to the greater of 5% of the current borrowing base or $30.0 million; and
•

no return of capital to shareholders, however dividends or distributions to shareholders can be made if the Total Debt to EBTIDAX ratio is less than 2.75 to 1.0 and unused availability under the borrowing base is greater than 15%.

As of June 30, 2019, the Company was in compliance with all of these financial covenants.

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

There were no significant changes to the timing and amount of lease expense recognized in “Lease operating expenses” in the unaudited condensed consolidated statements of operations. However, as a result of the adoption of Topic

842, the Company recognized right of use assets and lease liabilities for certain commitments related to real estate, vehicles and field equipment that were previously accounted for as operating leases. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Contracts with lease terms less than 12 months are not recorded on the unaudited condensed consolidated balance sheet, but instead are disclosed as short-term lease cost.

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

Operating leases are included in other assets, other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2019. Operating lease right of use assets and lease liabilities included on the unaudited condensed consolidated balance sheets were as follows:

June 30, 2019
Other assets	$1,499

Other current liabilities	731
Other long-term liabilities	768
Total operating lease liabilities	$1,499

Weighted average remaining lease term (in years)	2.2

Weighted average discount rate	5.8%

During the three and six months ended June 30, 2019, the Company paid $1.0 million and $2.0 million, respectively, of lease cost. Furthermore, during the three and six months ended June 30, 2019, the Company recognized lease cost, net of reimbursements from other working interest owners, of $0.2 million and $0.4 million, respectively, for operating leases and $0.6 million and $1.3 million, respectively, for short-term leases, which is included in “Lease operating expenses” on the Company’s unaudited condensed consolidated statement of operations.

Maturities of operating lease liabilities as of June 30, 2019, were as follows:

2019	$436
2020	673
2021	438
2022	41
2023	4
Total lease payments	1,592
Less: imputed interest	(93)
Present value of lease liabilities	$1,499

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

In August 2018, the Company was notified by the Office of Natural Resources Revenue (“ONRR”) of potential underpayments of royalties related to certain leases for the period of 2009 through 2018. The Company has submitted amended royalty filings for the period of 2009 to 2012, pursuant to which Harvest has an additional liability of approximately $2.0 million. This amount will be paid upon ONRR review and concurrence with the accuracy of royalties per the amended filings. The Company expects to submit amended royalty filings for the period of 2013 to 2018 later in 2019, pursuant to which Harvest may have an additional liability of approximately $3.0 million. The Company recognized an accrual for the estimated liability for the period of 2009 to 2018 as of both June 30, 2019 and December 31, 2018.

The Company is involved in other disputes or legal actions arising in the ordinary course of business. In August 2019, the Company agreed to a litigation settlement of $0.7 million related to such matters in the ordinary course of business, the expense for which is included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019.  The Company does not believe the outcome of other such disputes or legal actions, other than addressed above, will have a material effect on its unaudited condensed consolidated financial statements. No amounts, other than as described above, were accrued at June 30, 2019 or December 31, 2018.

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

The Company’s income tax provision consists of the following:

	Successor		Predecessor
	Three Months	One Month	Two Months
	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	May 31, 2018
Current tax position:
Federal	$(261)	$—	$—
State	(24)	—	(148)
Total income tax provision	$(285)	$—	$(148)

	Successor		Predecessor
	Six Months	One Month	Five Months
	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	May 31, 2018
Current tax position:
Federal	$—	$—	$—
State	—	—	166
Total income tax provision	$—	$—	$166

Management assesses the available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to realize the Company’s deferred tax assets. In making this determination, Management considers all available positive and negative evidence and makes certain assumptions. Management considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. Due to significant negative evidence, the Company has established a full valuation allowance against its net deferred tax assets at December 31, 2018. For the three and six months ended June 30, 2019, the Company continued to record a full valuation allowance against its net deferred tax assets. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

NOTE 13. EARNINGS PER SHARE/UNIT

The following sets forth the calculation of earnings per share/unit, for the periods indicated:

	Successor			Predecessor
	Three Months	Six Months	One Month	Two Months	Five Months
	Ended	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2019	June 30, 2018	May 31, 2018	May 31, 2018
Net loss attributable to Successor/
Predecessor	$(60,907)	$(96,682)	$(538)	$(595,076)	$(610,525)
Predecessor’s general partner’s 2%
interest in net loss	—	—	—	11,902	12,211
Net loss available to common
stockholders/limited partners	$(60,907)	$(96,682)	$(538)	$(583,174)	$(598,314)

Weighted average common shares/units
outstanding:
Basic	10,064	10,053	10,000	49,369	49,369
Dilutive effect of potential common shares/units	—	—	—	—	—
Diluted	10,064	10,053	10,000	49,369	49,369

Net earnings per share/unit:
Basic	$(6.05)	$(9.62)	$(0.05)	$(11.81)	$(12.12)
Diluted	$(6.05)	$(9.62)	$(0.05)	$(11.81)	$(12.12)

Antidilutive restricted stock units (1)	241,976	241,976	—	—	—
Antidilutive warrants (2)	800,000	800,000	800,000	—	—

(1)	Amount represents unvested restricted stock units that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

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

Pursuant to a prior services agreement, the Predecessor paid EnerVest $2.9 million and $7.2 million for general and administrative services provided during the two and five months ended May 31, 2018, respectively. These fees were based on an allocation of charges between EnerVest and EVEP based on the estimated use of such services by each party, and the Partnership believed that the allocation method employed by EnerVest was reasonable and reflective of the estimated level of costs the Partnership would have incurred on a standalone basis. These fees are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

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

NOTE 15. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Successor		Predecessor
	Six Months	One Month	Five Months
	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	May 31, 2018
Supplemental cash flows information:
Cash paid for interest	$1,119	$1,185	$6,008
Cash paid for reorganization items	472	111	6,691

	June 30, 2019	June 30, 2018
Non–cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$22	$6,732

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Lease operating expenses	$10,859	$10,035
San Juan royalties	5,000	5,000
General and administrative expenses	3,347	3,321
Production and ad valorem taxes	3,304	4,680
Current portion of ARO	1,687	2,077
Litigation settlement	679	—
Costs for additions to oil and natural gas properties	22	419
Interest	—	12
Other	197	602
Total	$25,095	$26,146

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

We operate one reportable segment engaged in the development and production of oil and natural gas properties, and all of our operations are located in the United States. As of June 30, 2019, our oil and natural gas properties are located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), Michigan, the Mid–Continent areas in Oklahoma, Texas, Kansas and Louisiana, the Permian Basin and the Monroe Field in Northern Louisiana. As of December 31, 2018, we had estimated net proved reserves of 9.9 MMBbls of oil, 476.7 Bcf of natural gas and 29.3 MMBbls of natural gas liquids, or 711.9 Bcfe.

As a result of the ongoing review of our asset base in order to maximize shareholder value, we have initiated processes to divest certain assets and in the future, may look to divest additional assets or all of our remaining assets and use the proceeds to return capital to shareholders or concentrate in existing positions.

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

In April 2019, we closed on the sale of our (i) oil and gas properties in the San Juan Basin and (ii) membership interests in EnerVest Mesa, LLC, a wholly-owned subsidiary of EV Properties, L.P., to a third party for total consideration of $37.2 million in cash, net of preliminary purchase price adjustments. The transaction had an effective date of October 1, 2018. We recognized an impairment of $25.6 million for these properties during the six months ended June 30, 2019.

Also, during the second quarter of 2019, we closed on the sale of certain oil and gas properties in the Mid-Continent area to a third party for total consideration of $2.4 million in cash, net of preliminary purchase price adjustments, which included $0.9 million of preferential rights to purchase that were exercised by other working interest owners. The transaction, excluding the preferential rights, closed in April 2019 and had an effective date of October 1, 2018. The sale of the assets associated with the preferential rights closed in June 2019. We recognized an impairment of $1.6 million for these properties during the six months ended June 30, 2019.

In July 2019, we entered into a definitive agreement to sell certain oil and gas properties in the Mid-Continent area to a third party for total consideration of $6.5 million (subject to purchase price adjustments). The transaction is expected to close during the third quarter of 2019. As of June 30, 2019, these oil and gas properties were classified as assets held for sale; $10.8 million of the assets held for sale and $6.1 million of the asset retirement obligations classified as liabilities related to assets held for sale in the unaudited condensed consolidated balance sheet were attributable to these properties.

Additionally, in July 2019, we entered into a definitive agreement to sell substantially all of our interests in the Barnett Shale to a third party for $72.0 million (subject to purchase price adjustments). The transaction is expected to close during the third quarter of 2019. We recognized an impairment of $72.1 million for these properties during the six months ended June 30, 2019. As of June 30, 2019, these oil and gas properties were classified as assets held for sale; $76.5 million of the assets held for sale and $4.5 million of the asset retirement obligations classified as liabilities related to assets held for sale in the unaudited condensed consolidated balance sheet were attributable to these properties.

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

Our Operating Plan and Strategy

Our overall operating plan includes regular reviews of our asset base. As a result of this ongoing review, we have initiated processes to divest of certain assets, and in the future, we may look to divest additional assets or all of our remaining assets in order to maximize shareholder value. We also focus our efforts on maintaining or minimizing the decline in our reserves and production while controlling costs at a level that is appropriate for long–term operations. Our future cash flows from operations are dependent upon our ability to manage our overall cost structure. As initial reservoir pressures are depleted, production from our wells decreases. We attempt to mitigate or reduce this natural decline through drilling and workover operations. We will maintain our focus on drilling costs as well as the costs necessary to produce our reserves. Drilling is dependent on our capital resources and the inventory and economics of drilling prospects and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals.

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

Factors Affecting the Comparability of the Results

We believe that describing certain year-over-year variances and trends in our production, revenue and expenses for the three and six months ended June 30, 2019 as compared to June 30, 2018 without regard to the concept of Successor and Predecessor facilitates a meaningful analysis of our results of operations and is useful in identifying current business trends.

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

The following tables summarize certain of the results of operations and period-to-period comparisons for the periods indicated:

	Successor		Predecessor
				Combined
	Three Months	One Month	Two Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	May 31, 2018	June 30, 2018
Oil, natural gas and natural gas liquids revenues:
Oil	$8,076	$7,161	$17,555	$24,716
Natural gas	16,541	8,664	14,562	23,226
Natural gas liquids	5,512	5,710	10,632	16,342
Total	$30,129	$21,535	$42,749	$64,284

Production data:
Oil (MBbls)	146	107	261	368
Natural gas (MMcf)	7,131	3,612	7,001	10,613
Natural gas liquids (MBbls)	369	215	405	620
Total (MMcfe)	10,222	5,548	10,994	16,542

Average sales price per unit:
Oil (per Bbl)	$55.13	$66.53	$67.31	$67.08
Natural gas (per Mcf)	2.32	2.40	2.08	2.19
Natural gas liquids (per Bbl)	14.95	26.55	26.27	26.37
Total (per Mcfe)	2.95	3.88	3.89	3.89

Expenses and other:
Lease operating expenses	$21,754	$9,375	$17,828	$27,203
Cost of purchased natural gas	315	129	242	371
Dry hole and exploration costs	—	43	40	83
Production taxes	1,450	970	1,818	2,788
Accretion expense on obligations	2,168	789	1,279	2,068
Depreciation, depletion and amortization	4,373	2,730	19,194	21,924
General and administrative expenses	6,653	2,029	7,923	9,952
Impairment of oil and natural gas properties	73,151	—	—	—
Gain (loss) on sales of oil and natural gas properties	5	19	(7)	12
Gain (loss) on derivatives, net	16,430	(4,232)	45	(4,187)
Interest expense	1,315	1,199	3,176	4,375
Reorganization items, net	—	808	587,325	588,133
Other income, net	2,965	27	474	501
Income tax benefit	(285)	—	(148)	(148)

Net loss	$(60,907)	$(538)	$(595,076)	$(595,614)

Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$2.13	$1.69	$1.62	$1.64
Production taxes	0.14	0.17	0.17	0.17
Total	2.27	1.86	1.79	1.81
Depreciation, depletion and amortization	0.43	0.49	1.75	1.33
General and administrative expenses	0.65	0.37	0.72	0.60

	Successor		Predecessor
				Combined
	Six Months	One Month	Five Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	May 31, 2018	June 30, 2018
Oil, natural gas and natural gas liquids revenues:
Oil	$17,509	$7,161	$42,460	$49,621
Natural gas	40,342	8,664	40,951	49,615
Natural gas liquids	15,564	5,710	26,896	32,606
Total	$73,415	$21,535	$110,307	$131,842

Production data:
Oil (MBbls)	324	107	662	769
Natural gas (MMcf)	15,506	3,612	16,982	20,594
Natural gas liquids (MBbls)	853	215	1,040	1,255
Total (MMcfe)	22,571	5,548	27,193	32,741

Average sales price per unit:
Oil (per Bbl)	$53.96	$66.53	$64.14	$64.47
Natural gas (per Mcf)	2.60	2.40	2.41	2.41
Natural gas liquids (per Bbl)	18.25	26.55	25.86	25.98
Total (per Mcfe)	3.25	3.88	4.06	4.03

Expenses and other:
Lease operating expenses	$44,954	$9,375	$45,372	$54,747
Cost of purchased natural gas	714	129	557	686
Dry hole and exploration costs	39	43	122	165
Production taxes	3,643	970	5,343	6,313
Accretion expense on obligations	4,378	789	3,176	3,965
Depreciation, depletion and amortization	9,345	2,730	46,196	48,926
General and administrative expenses	13,023	2,029	15,648	17,677
Restructuring costs	—	—	5,211	5,211
Impairment of oil and natural gas properties	99,279	—	3	3
Gain (loss) on sales of oil and natural gas properties	18	19	(5)	14
Gain (loss) on derivatives, net	(344)	(4,232)	444	(3,788)
Interest expense	2,834	1,199	13,652	14,851
Gain on equity securities	4,593	—	—	—
Reorganization items, net	—	808	587,325	588,133
Other income, net	2,827	27	776	803
Income tax expense	—	—	166	166

Net loss	$(96,682)	$(538)	$(610,525)	$(611,063)

Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$1.99	$1.69	$1.67	$1.67
Production taxes	0.16	0.17	0.20	0.19
Total	2.15	1.86	1.87	1.86
Depreciation, depletion and amortization	0.41	0.49	1.70	1.49
General and administrative expenses	0.58	0.37	0.58	0.54

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018 (Combined)

Net loss for the three months ended June 30, 2019 was $60.9 million compared with a loss of $595.6 million for the three months ended June 30, 2018. The significant factors in this change were $588.1 million of reorganization costs incurred during 2018, a $20.6 million favorable change in loss on derivatives, a $17.6 million decrease in DD&A, a $5.4 million decrease in lease operating expenses, a $3.3 million decrease in general and administrative expenses and a $3.1 million decrease in interest expense, partially offset by a $73.2 million increase in impairment of oil and natural gas properties and a $34.2 million decrease in revenues.

Oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2019 totaled $30.1 million, a decrease of $34.2 million compared with the three months ended June 30 2018. This decrease in revenues was the result of a decrease of $24.1 million related to decreased oil, natural gas and natural gas liquid production primarily related to the divestiture of oil and gas properties and a decrease of $10.1 million primarily related to lower oil and natural gas liquids prices.

Lease operating expenses for the three months ended June 30, 2019 decreased  $5.4 million compared with the three months ended June 30, 2018 as the result of $13.4 million from decreased production primarily related to the divestiture of oil and gas properties, partially offset by $8.0 million from a higher unit cost per Mcfe. Lease operating expenses were $2.13 per Mcfe in the three months ended June 30, 2019 compared with $1.64 per Mcfe in the three months ended June 30, 2018. The higher unit cost per Mcfe is primarily a result of the divestiture of lower cost properties and the transition from operator to non-operator in 2019 on the Barnett Shale properties.

Depreciation, depletion and amortization for the three months ended June 30, 2019 decreased  $17.6 million compared with the three months ended June 30, 2018. This decrease was primarily a result of $14.9 million from a lower unit cost per Mcfe combined with $2.7 million from decreased production. The lower unit cost was primarily due to lower rates as a result of the application of fresh start accounting during the second quarter of 2018. DD&A was $0.43 per Mcfe in the three months ended June 30, 2019 compared with $1.33 per Mcfe in the three months ended June 30, 2018.

General and administrative expenses for the three months ended June 30, 2019 totaled $6.7 million, a decrease of $3.3 million compared with the three months ended June 30, 2018. This decrease is primarily the result of lower stock based compensation and lower fees paid under the Services Agreement (as defined below under “Contractual Obligations”) with EnerVest, partially offset by a litigation settlement of $0.7 million recognized during the second quarter of 2019. General and administrative expenses were $0.65 per Mcfe in the three months ended June 30, 2019 compared with $0.60 per Mcfe in the three months ended June 30, 2018.

During the three months ended June 30, 2019, we incurred proved property impairment of $73.2 million related to proved oil and natural gas properties and no leasehold impairment charges. Of the proved property impairment amount, $72.1 million related to properties located in the Barnett Shale, which is held for sale as of June 30, 2019,  $0.6 million related to properties located in the San Juan Basin, which were sold during April 2019, and $0.5 million related to properties located in the Mid-Continent area, which were also sold in April 2019. The significant impairment related to the Barnett Shale is due in part to the decline in natural gas liquid and natural gas prices. During the three months ended June 30, 2018, we incurred no proved property impairment charges and no leasehold impairment charges.

Gain on derivatives, net was $16.4 million for the three months ended June 30, 2019 compared with a loss on derivatives, net of $4.2 million for the three months ended June 30, 2018. This change was attributable to changes in future oil and natural gas prices. The 12-month forward price at June 30, 2019 for oil averaged $57.51 per Bbl compared with $60.18 at March 31, 2019, and the 12-month forward prices at June 30, 2019 for natural gas averaged $2.45 per MMBtu compared with $2.85 at March 31, 2019. The 12-month forward price at June 30, 2018 for oil averaged $68.92 per Bbl compared with $62.67 at March 31, 2018, and the 12-month forward prices at June 30, 2018 for natural gas averaged $2.89 per MMBtu compared with $2.88 at March 31, 2018.

Interest expense for the three months ended June 30,  2019 decreased $3.1 million compared with the three months ended June 30, 2018. This change was primarily a result of a lower weighted average long-term debt balance, partially offset by the write off of loan costs in the current year related to the decrease in the borrowing base.

Other income, net for the three months ended June 30, 2019 increased $2.5 million compared with the three months ended June 30, 2018. This change was primarily a result of earnings from a non-operated equity method investment.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018 (Combined)

Net loss for the six months ended June 30, 2019 was $96.7 million compared with a loss of $611.1 million for the six months ended June 30, 2018. The significant factors in this change were a $588.1 million of reorganization costs incurred during 2018, a $39.6 million decrease in DD&A, a $12.0 million decrease in interest expense, a $9.8 million decrease in lease operating expenses, a $4.7 million decrease in general and administrative expenses, a $5.2 million decrease in restructuring costs and a $4.6 million increase in gain on equity securities, partially offset by a $99.3 million increase in impairment of oil and natural gas properties and a $58.3 million decrease in revenues.

Oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2019 totaled $73.4 million, a decrease of $58.4 million compared with the six months ended June 30 2018. This decrease in revenues was the result of a decrease of $44.6 million related to decreased oil, natural gas and natural gas liquid production primarily related to the divestiture of oil and gas properties and a decrease of $13.8 million primarily related to lower oil and natural gas liquids prices.

Lease operating expenses for the six months ended June 30, 2019 decreased $9.8 million compared with the six months ended June 30, 2018 as the result of $20.3 million from decreased production primarily related to the divestiture of oil and gas properties, partially offset by $10.5 million from a higher unit cost per Mcfe. Lease operating expenses were $1.99 per Mcfe in the six months ended June 30, 2019 compared with $1.67 per Mcfe in the six months ended June 30, 2018. The higher unit cost per Mcfe is primarily a result of the divestiture of lower cost properties and the transition from operator to non-operator in 2019 on the Barnett Shale properties.

Depreciation, depletion and amortization for the six months ended June 30, 2019 decreased $39.6 million compared with the six months ended June 30, 2018. This decrease was primarily a result of $35.4 million from a lower unit cost per Mcfe, combined with $4.2 million from decreased production. The lower unit cost was primarily due to lower rates as a result of the application of fresh start accounting during the second quarter of 2018. DD&A was $0.41 per Mcfe in the six months ended June 30, 2019 compared with $1.49 per Mcfe in the six months ended June 30, 2018.

General and administrative expenses for the six months ended June 30, 2019 totaled $13.0 million, a decrease of $4.7 million compared with the six months ended June 30, 2018. This decrease is primarily the result of lower stock based compensation and lower fees paid under the Services Agreement (as defined below under “Contractual Obligations”) with EnerVest, partially offset by a litigation settlement of $0.7 million recognized during 2019. General and administrative expenses were $0.58 per Mcfe in the six months ended June 30, 2019 compared with $0.54 per Mcfe in the six months ended June 30, 2018.

Restructuring expenses for the six months ended June 30, 2018 totaled $5.2 million. These expenses were for professional services related to the restructuring of EVEP which were incurred prior to the Petition Date.

During the six months ended June 30, 2019, we incurred proved property impairment of $99.3 million related to proved oil and natural gas properties and no leasehold impairment charges. Of the proved property impairment amount, $72.1 million related to properties located in the Barnett Shale, which was held for sale as of June 30, 2019,  $25.6 million related to properties located in the San Juan Basin, which were sold during April 2019, and $1.6 million related to properties located in the Mid-Continent area, which were also sold in April 2019. The significant impairment related to the Barnett Shale is due in part to the decline in natural gas liquid and natural gas prices. During the six months ended June 30, 2018, we incurred an insignificant amount of leasehold impairment charges.

Gain on equity securities was $4.6 million for the six months ended June 30, 2019. The gain is attributable to the changes in the share price of the common stock of Magnolia prior to the sale in January 2019.

Loss on derivatives, net was  $0.3 million for the six months ended June 30, 2019 compared with a loss on derivatives, net of $3.8 million for the six months ended June 30, 2018. This change was attributable to changes in future oil and natural gas prices. The 12-month forward price at June 30, 2019 for oil averaged $57.51 per Bbl compared with $47.09 at December 31, 2018, and the 12-month forward prices at June 30, 2019 for natural gas averaged $2.45 per MMBtu compared with $2.85 at December 31, 2018. The 12-month forward price at June 30, 2018 for oil averaged $68.92 per Bbl compared with $59.40 at December 31, 2017, and the 12-month forward prices at June 30, 2018 for natural gas averaged $2.89 per MMBtu compared with $2.86 at December 31, 2017.

Interest expense for the six months ended June 30, 2019 decreased $12.0 million compared with the six months ended June 30, 2018. This change was primarily a result of a lower weighted average long-term debt balance combined with a  lower weighted average effective interest rate, partially offset by the write off of loan costs in the current year related to the decrease in the borrowing base.

Other income, net for the six months ended June 30, 2019 increased $2.0 million compared with the six months ended June 30, 2018. This change was primarily a result of earnings from a non-operated equity method investment.

LIQUIDITY AND CAPITAL RESOURCES

Since our emergence from bankruptcy on June 4, 2018, our sources of cash have primarily consisted of proceeds from divestitures of certain oil and natural gas properties and net cash flows generated from operations. As a result of divesting certain oil and natural gas properties since our emergence from bankruptcy, we have received $233.5 million in cash proceeds, net of purchase price adjustments. Additionally, in July 2019, we  entered into definitive agreements to sell certain oil and gas properties in the Mid-Continent and Barnett Shale for total consideration of $78.5 million (subject to purchase price adjustments), which are expected to close in the third quarter of 2019. For additional information about our pending asset sales, please see “—Current Developments” above. We have used our cash proceeds from divestitures to fully repay outstanding borrowings under our credit facility and fund capital expenditures, principally for the development of our oil and natural gas properties. In the future, in order to maximize shareholder value, we may return a portion of these cash proceeds to shareholders or use these proceeds to concentrate in existing positions.

For 2019, we believe that cash on hand, proceeds from sales of assets and net cash flows generated from operations will be adequate to fund our capital budget and satisfy our short-term liquidity needs. As of June 30, 2019, we had approximately $123.5 million of liquidity between our borrowing base capacity and cash on hand. During the six months ended June 30, 2019, we incurred $1.4 million for capital drilling and completing wells. For 2019, we plan to incur $2 million to $3 million of capital expenditures, which we expect to fund primarily from cash on hand, sales of assets and net cash flows generated from operations. We will continue monitoring the commodity price environment and expect to retain the financial flexibility to adjust plans in response to market conditions as needed.

Long–term Debt

As of June 30, 2019, we had a credit facility that will mature in February 2021. Borrowings under the credit facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. The borrowing base is subject to scheduled redeterminations semi-annually as of April 1 and October 1 of each year with an additional redetermination once per calendar year at the election of either the Company or the lenders. As of June 30, 2019, the borrowing base was $110.0 million, and we had no borrowings outstanding.

For additional information about our credit facility, such as interest rates and covenants, please see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” contained herein to this report.

Cash and Short–term Investments

At June 30, 2019, we had $13.7 million of cash and short–term investments, which included $0.6 million of short-term investments. With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

All of our derivative contracts are with major financial institutions who are also lenders under our credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of June 30, 2019, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

References to “Successor” relate to the financial position and results of operations of the reorganized Company subsequent to May 31, 2018, and references to “Predecessor” relate to the financial position and results of operations of the Company prior to, and including, May 31, 2018.

We believe that describing certain year-over-year variances and trends in cash flows for the six months ended June 30, 2019 as compared to June 30, 2018 without regard to the concept of Successor and Predecessor facilitates a meaningful analysis of our cash flow and is useful in identifying trends.

Cash flows provided by (used in) type of activity were as follows:

	Successor		Predecessor
				Combined
	Six Months	One Month	Five Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	May 31, 2018	June 30, 2018
Operating activities	$29,080	$8,476	$21,655	$30,131
Investing activities	93,434	(7,204)	(29,046)	(36,250)
Financing activities	(115,177)	(17,000)	31,227	14,227

Operating Activities

Cash flows from operating activities provided $29.1 million and $30.1 million in the six months ended June 30, 2019 and 2018, respectively. The significant factors in the change were $14.8 million decrease in cash reorganization costs, $12.0 million decrease in interest expense, $9.8 million decrease in lease operating expenses, $9.2 million favorable change in working capital, $5.2 million decrease in restructuring costs, $2.7 million decrease in production taxes and $1.6 million decrease in cash general and administrative expenses,  partially offset by $58.3 million of lower revenues during 2019.

Investing Activities

During the six months ended June 30, 2019, we spent $1.8 million for additions to our oil and natural gas properties, received $51.7 million in proceeds from the sale of equity securities, received $41.5 million in proceeds from the sale of oil and natural gas properties and received $2.1 million from reimbursements related to oil and natural gas properties. During the six months ended June 30, 2018, we spent $36.9 million for additions of oil and natural gas properties and received $0.7 million from reimbursements related to oil and natural gas properties.

Financing Activities

During the six months ended June 30, 2019, we repaid $115.0 million of long-term debt borrowings. During the six months ended June 30, 2018, we borrowed $34.0 million under our credit facility, repaid $17.0 million of long-term debt borrowings and paid $2.8 million of debt issuance costs.

Off-Balance Sheet Arrangements

In the normal course of business, we may enter into off-balance sheet arrangements that give rise to off-balance sheet obligations. As of June 30, 2019, we have entered into off-balance sheet arrangements in the form of letters of credit which totaled $0.2 million.

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

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10–Q contains forward–looking statements (each a “forward-looking statement”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward–looking statements may relate to, among other things, the following:

•	our business strategy and plans, and future capital expenditures, including plans to optimize the value of our assets and plans to return capital to shareholders;
•	our pending asset sales;
•	our future financial and operating performance and results;
•	our estimated net proved reserves, PV–10 value and standardized measure;
•	the effects of asset and property dispositions or acquisitions on our cash position and levels of indebtedness;
•	costs of developing our properties and conducting other operations;
•	our cash flows, liquidity and capital availability;
•	market prices;
•	our financial strategy;
•	our production volumes;
•	environmental liabilities;

•	our ability to access the capital markets;
•	our future derivative activities; and
•	our plans and forecasts.

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

The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely”, and similar expressions, and the negative thereof, are intended to identify forward–looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information. We do not undertake any obligation to update or revise publicly any forward–looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Form 10–Q including, but not limited to:

•	risks relating to pending asset sales, including risks relating to the consummation of such sales in accordance with their terms or at all;
•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Restructuring;
•	our inability to control our contract operator, EnerVest Operating, outside of the parameters of the Services Agreement;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our asset base;
•	the existence of unanticipated liabilities and problems related to acquired or divested businesses or properties;
•	the potential for additional impairments due to continuing or future declines in oil, natural gas and natural gas liquids prices;
•	risks relating to any of our unforeseen liabilities;
•	fluctuations in prices of oil, natural gas and natural gas liquids and the length of time commodity prices remain depressed;
•	significant disruptions in the financial markets;
•	future capital requirements and availability of financing;
•	uncertainty inherent in estimating our reserves;
•	risks associated with drilling and operating wells;
•	discovery, acquisition, development and replacement of reserves;
•	liquidity and cash flows and their adequacy to fund our ongoing operations;

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

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2020. As of June 30, 2019, we have commodity contracts covering approximately 80% of our estimated production attributable to our net proved reserves from July 2019 through December 2020. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at June 30, 2019 was a net asset of $18.9 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $16.9 million.

Please see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” contained herein for additional information.

Interest Rate Risk

Our floating rate credit facility also exposes us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on our facility increased by 1%, interest expense for the three and six months ended June 30, 2019 would have increased by less than $0.1 million and by approximately $0.2 million, respectively.

As of June 30, 2019, we did not have any borrowings outstanding under the credit facility or interest rate swaps in place.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. In August 2019, the Company agreed to a litigation settlement of $0.7 million related to such matters in the ordinary course of business, the expense for which is included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019. We do not believe the outcome of other such disputes or legal actions will have a material adverse effect on our unaudited condensed consolidated financial statements.

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

Harvest Oil & Gas Corp.
(Registrant)

Date: August 13, 2019	By:	/s/ RYAN STASH
Ryan Stash
Vice President and Chief Financial Officer