Form 10-Q
period 2019-09-30
Harvest Oil & Gas Corp.
filed 2019-11-14
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

YES  ☑    NO  ☐

As of November 8, 2019, the registrant had 10,179,379 shares of common stock, par value of $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Harvest Oil & Gas Corp.
Condensed Consolidated Balance Sheets
(In thousands, except number of shares)
(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$98,348	$6,313
Equity securities	—	47,082
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	21,538	40,176
Other	481	4,496
Derivative asset	8,745	15,452
Other current assets	406	2,314
Total current assets	129,518	115,833

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; September 30, 2019, $19,362; December 31, 2018, $12,950	142,471	405,688
Assets held for sale	9,284	—
Long–term derivative asset	1,933	8,499
Other assets	6,679	4,474
Total assets	$289,885	$534,494

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$24,143	$26,146
Derivative liability	—	1,165
Other current liabilities	684	—
Total current liabilities	24,827	27,311

Asset retirement obligations	101,374	117,529
Long–term debt, net	—	115,000
Liabilities held for sale	2,759	—
Other long–term liabilities	1,638	1,036

Commitments and contingencies (Note 11)

Mezzanine equity	135	79

Stockholders’ equity:
Common stock – $0.01 par value; 65,000,000 shares authorized; 10,213,888 shares issued and 10,179,379 shares outstanding as of September 30, 2019; 10,054,816 shares issued and 10,042,468 shares outstanding as of December 31, 2018	102	100
Additional paid-in capital	251,834	249,717
Treasury stock at cost – 34,509 shares at September 30, 2019; 12,348 shares at December 31, 2018	(542)	(247)
Retained earnings (accumulated deficit)	(92,242)	23,969
Total stockholders’ equity	159,152	273,539
Total liabilities and equity	$289,885	$534,494

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Revenues:
Oil, natural gas and natural gas liquids revenues	$22,870	$68,407
Transportation and marketing–related revenues	379	559
Total revenues	23,249	68,966

Operating costs and expenses:
Lease operating expenses	19,614	28,281
Cost of purchased natural gas	255	393
Dry hole and exploration costs	36	21
Production taxes	1,634	2,973
Accretion expense on obligations	1,995	2,345
Depreciation, depletion and amortization	1,367	7,860
General and administrative expenses	7,771	7,673
Impairment of oil and natural gas properties	16,325	2,565
Gain on sales of oil and natural gas properties	(661)	(28)
Total operating costs and expenses	48,336	52,083

Operating income (loss)	(25,087)	16,883

Other income (expense), net:
Gain (loss) on derivatives, net	5,718	(26,423)
Interest expense	(501)	(3,967)
Gain on equity securities	—	4,830
Other income (expense), net	341	(111)
Total other income (expense), net	5,558	(25,671)

Reorganization items, net	—	(972)

Loss before income taxes	(19,529)	(9,760)

Income tax benefit	—	—

Net loss	$(19,529)	$(9,760)

Basic and diluted earnings per share:
Net loss	$(1.93)	$(0.97)

Weighted average common shares outstanding:
Basic	10,131	10,028
Diluted	10,131	10,028

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share/unit data)
(Unaudited)

	Successor		Predecessor
	Nine Months	Four Months
	Ended	Ended	Five Months
	September 30,	September 30,	Ended
	2019	2018	May 31, 2018
Revenues:
Oil, natural gas and natural gas liquids revenues	$96,285	$89,942	$110,307
Transportation and marketing–related revenues	1,397	744	724
Total revenues	97,682	90,686	111,031

Operating costs and expenses:
Lease operating expenses	64,568	37,656	45,372
Cost of purchased natural gas	969	522	557
Dry hole and exploration costs	75	64	122
Production taxes	5,277	3,943	5,343
Accretion expense on obligations	6,373	3,134	3,176
Depreciation, depletion and amortization	10,712	10,590	46,196
General and administrative expenses	20,794	9,702	15,648
Restructuring costs	—	—	5,211
Impairment of oil and natural gas properties	115,604	2,565	3
(Gain) loss on sales of oil and natural gas properties	(679)	(47)	5
Total operating costs and expenses	223,693	68,129	121,633

Operating income (loss)	(126,011)	22,557	(10,602)

Other income (expense), net:
Gain (loss) on derivatives, net	5,374	(30,655)	444
Interest expense	(3,335)	(5,166)	(13,652)
Gain on equity securities	4,593	4,830	—
Other income (expense), net	3,168	(84)	776
Total other income (expense), net	9,800	(31,075)	(12,432)

Reorganization items, net	—	(1,780)	(587,325)

Loss before income taxes	(116,211)	(10,298)	(610,359)

Income tax expense	—	—	(166)

Net loss	$(116,211)	$(10,298)	$(610,525)

Basic and diluted earnings per share / unit:
Net loss	$(11.53)	$(1.03)	$(12.12)

Weighted average common shares / units outstanding:
Basic	10,080	10,021	49,369
Diluted	10,080	10,021	49,369

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

Condensed Consolidated Statement of Stockholders’ Equity (Successor)
(In thousands)
(Unaudited)

					Retained
			Additional		Earnings	Total
	Common Stock		Paid-in	Treasury	(Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit)	Equity
Issuance of successor common stock
to holders of the Senior Notes	9,500	$95	$227,271	$—	$—	$227,366
Issuance of successor common stock
to predecessor common unitholders	500	5	11,962		—	11,967
Issuance of warrants	—	—	9,345	—	—	9,345
Balance, May 31, 2018 (Successor)	10,000	100	248,578	—	—	248,678
Net loss	—	—	—	—	(538)	(538)
Balance, June 30, 2018 (Successor)	10,000	100	248,578	—	(538)	248,140
Net loss	—	—	—	—	(9,760)	(9,760)
Share-based compensation	—	—	1,094	—	—	1,094
Restricted shares vested	55	—	—	—	—	—
Purchase of treasury stock	(12)	—	—	(247)	—	(247)
Balance, September 30, 2018 (Successor)	10,043	$100	$249,672	$(247)	$(10,298)	$239,227

Condensed Consolidated Statement of Stockholders’ Equity (Successor)
(In thousands)
(Unaudited)

					Retained
			Additional		Earnings	Total
	Common Stock		Paid-in	Treasury	(Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit)	Equity
Balance, December 31, 2018 (Successor)	10,043	$100	$249,717	$(247)	$23,969	$273,539
Net loss	—	—	—	—	(35,775)	(35,775)
Share–based compensation	—	—	61	—	—	61
Balance, March 31, 2019 (Successor)	10,043	100	249,778	(247)	(11,806)	237,825
Net loss	—	—	—	—	(60,907)	(60,907)
Share–based compensation	—	—	637	—	—	637
Restricted shares vested	87	1	(1)	—	—	—
Purchase of treasury stock	(12)	—	—	(167)	—	(167)
Balance, June 30, 2019 (Successor)	10,118	101	250,414	(414)	(72,713)	177,388
Net loss	—	—	—	—	(19,529)	(19,529)
Share–based compensation	—	—	1,421	—	—	1,421
Restricted shares vested	72	1	(1)	—	—	—
Purchase of treasury stock	(11)	—	—	(128)	—	(128)
Balance, September 30, 2019 (Successor)	10,179	$102	$251,834	$(542)	$(92,242)	$159,152

See accompanying notes to unaudited condensed consolidated financial statements.

Harvest Oil & Gas Corp.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Successor		Predecessor
	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	May 31, 2018
Cash flows from operating activities:
Net loss	$(116,211)	$(10,298)	$(610,525)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Accretion expense on obligations	6,373	3,134	3,176
Depreciation, depletion and amortization	10,712	10,590	46,196
Share-based compensation cost	2,184	1,144	3,784
Impairment of oil and natural gas properties	115,604	2,565	3
(Gain) loss on sales of oil and natural gas properties	(679)	(47)	5
Gain on equity securities	(4,593)	(4,830)	—
(Gain) loss on derivatives, net	(5,374)	30,655	(444)
Cash settlements of derivative contracts	17,483	(1,847)	3,099
Reorganization items, net	—	—	573,304
Other	1,571	780	248
Changes in operating assets and liabilities:
Accounts receivable	21,637	(2,014)	(3,518)
Other current assets	1,909	314	1,853
Accounts payable and accrued liabilities	(4,061)	(4,183)	4,405
Other, net	(2,531)	(38)	69
Net cash flows provided by operating activities	44,024	25,925	21,655

Cash flows from investing activities:
Additions to oil and natural gas properties	(2,096)	(22,307)	(29,727)
Reimbursements related to oil and natural gas properties	2,124	1,091	652
Proceeds from sale of oil and natural gas properties	111,575	136,483	3
Proceeds from sale of equity securities	51,675	—	—
Other	38	16	26
Net cash flows provided by (used in) investing activities	163,316	115,283	(29,046)

Cash flows from financing activities:
Repayment of long–term debt borrowings	(115,000)	(164,000)	—
Long-term debt borrowings	—	—	34,000
Loan costs incurred	—	—	(2,813)
Purchase of treasury stock	(295)	(247)	—
Contributions from general partner	—	—	40
Other	(10)	—	—
Net cash flows provided by (used in) financing activities	(115,305)	(164,247)	31,227

Increase (decrease) in cash, cash equivalents and restricted cash	92,035	(23,039)	23,836
Cash, cash equivalents and restricted cash – beginning of period	6,313	28,732	4,896
Cash, cash equivalents and restricted cash – end of period	$98,348	$5,693	$28,732

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

The Company operates one reportable segment engaged in the development and production of oil and natural gas properties, and all of its operations are located in the United States. As a result of the ongoing review of the Company’s asset base in order to maximize shareholder value, the Company has divested, and is in the process of divesting, certain assets and, in the future, may look to divest additional assets or all of its remaining assets and use the proceeds to return capital to shareholders. As of September 30, 2019, the oil and natural gas properties of Harvest are located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), Michigan, the Mid–Continent areas in Oklahoma, Texas, Kansas and Louisiana, the Permian Basin and the Monroe Field in Northern Louisiana.

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

The following table summarizes the components of reorganization items, net included in the accompanying unaudited condensed consolidated statements of operations:

	Successor				Predecessor
	Three Months	Nine Months	Three Months	Four Months	Five Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	May 31,
	2019	2019	2018	2018	2018
Gain on settlement of liabilities subject to compromise	$—	$—	$—	$—	$128,700
Fresh start valuation adjustments	—	—	—	—	(700,325)
Professional fees	—	—	(972)	(1,780)	(13,345)
Other	—	—	—	—	(2,355)
Reorganization items, net	$—	$—	$(972)	$(1,780)	$(587,325)

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

No other new accounting pronouncements issued or effective during the nine months ended September 30, 2019 have had or are expected to have a material impact on the unaudited condensed consolidated financial statements other than those disclosed in Harvest’s Annual Report on Form 10‑K for the year ended December 31, 2018.

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

The following table disaggregates revenue by significant product and service type:

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30, 2019	September 30, 2018
Oil	$7,856	$23,254
Natural gas (1)	11,713	26,494
Natural gas liquids (1)	3,301	18,659
Oil, natural gas and natural gas liquids revenues	22,870	68,407
Transportation and marketing–related revenues	379	559
Total revenues	$23,249	$68,966

	Successor		Predecessor
	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	May 31, 2018
Oil	$25,365	$30,415	$42,460
Natural gas (1)	52,055	35,158	40,951
Natural gas liquids (1)	18,865	24,369	26,896
Oil, natural gas and natural gas liquids revenues	96,285	89,942	110,307
Transportation and marketing–related revenues	1,397	744	724
Total revenues	$97,682	$90,686	$111,031

(1)

The Company recognizes wet gas revenues, which are recorded net of transportation, gathering and processing expenses, partially as natural gas revenues and partially as natural gas liquids revenues based on the end products after processing occurs. For the Successor period of the three months ended September 30, 2019, wet gas revenues were $0.3 million which were recognized as natural gas liquids revenues. For the Successor period of the nine months ended September 30, 2019, wet gas revenues were $4.1 million which were recognized as $1.5 million of natural gas revenues and $2.6 million of natural gas liquids revenues. For the Successor period of the three months ended September 30, 2018, wet gas revenues were $5.9 million which were recognized as $2.0 million of natural gas revenues and $3.9 million of natural gas liquids revenues. For the Successor period of the four months ended September 30, 2018, wet gas revenues were $7.4 million which were recognized as $2.5 million of natural gas revenues and $4.9 million of natural gas liquids revenues. For the Predecessor period of the five months ended May 31, 2018, wet gas revenues were $8.4 million which were recognized as $3.2 million of natural gas revenues and $5.2 million of natural gas liquids revenues.

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

Accounts receivable are primarily from purchasers of oil, natural gas and natural gas liquids. As of September 30, 2019 and December 31, 2018, the Company had receivables of $21.5 million and $38.3 million, respectively. This industry concentration could affect overall exposure to credit risk, either positively or negatively, because the Company’s purchasers may be similarly affected by changes in economic, industry or other conditions. The Company routinely assesses the financial strength of its customers and bad debts are recorded based on an account-by-account review specifically identifying receivables that the Company believes may be uncollectible after all means of collection have been exhausted, and the potential recovery is considered remote. As of September 30, 2019 and December 31, 2018, the Company did not have any reserves for doubtful accounts.

Performance Obligations

The Company applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations.

NOTE 4. SHARE–BASED COMPENSATION

During the nine months ended September 30, 2019, the Company granted 322,172 shares of restricted stock under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). Of the shares of restricted stock granted during the nine months ended September 30, 2019, 150,000 shares are subject to a graded vesting over a three year period; 59,728 shares are subject to future events, such as divestitures; 30,188 shares vested during the three months ended June 30, 2019 as a result of the closing of the San Juan divestiture; 72,384 shares vested during the three months ended September 30, 2019 as a result of the closing of the Barnett and Mid-Continent divestitures; and 9,872 shares are scheduled to vest on June 5, 2020. The weighted average fair value of the restricted shares granted during the nine months ended September 30, 2019 was $15.24 with a total fair value of approximately $4.9 million. No shares were forfeited during the nine months ended September 30, 2019. Approximately 0.3 million shares remain available for grant under the 2018 Plan as of September 30, 2019.

The Company recognized compensation cost related to outstanding restricted stock units of $1.4 million and $2.1 million for the three and nine months ended September 30, 2019, respectively. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

As of September 30, 2019, there was $2.0 million of total unrecognized compensation cost related to unvested time-based restricted stock units, which is expected to be recognized over a weighted average period of 1.6 years. As of September 30, 2019, there was also $0.9 million of total unrecognized compensation cost related to unvested restricted stock units with vesting subject to future events, which will not be recognized until those future events are probable.

Series A Preferred Stock

The Company estimated the fair value of the 21,000 shares of the 8% Cumulative Nonparticipating Redeemable Series A Preferred Stock (the “Series A Preferred Stock”) as of June 30, 2019 at $0.2 million. The redemption amount of these shares of Series A Preferred Stock is $0.2 million. The 21,000 shares of Series A Preferred Stock vested during June 2019. During the nine months ended September 30, 2019, the Company recognized $65 thousand of compensation cost related to the Series A Preferred Stock. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statement of operations.

Predecessor Equity-Based Compensation

EV Management had two long-term incentive plans, the 2006 Long-Term Incentive Plan and the 2016 Long-Term Incentive Plan for employees, consultants and directors of EV Management and its affiliates who performed services for EVEP. Equity–based awards under these plans consisted only of phantom units during the five months ended May 31, 2018.

The Predecessor recognized compensation cost related to these phantom units of $3.8 million for the five months ended May 31, 2018. These costs are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

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

In April 2019, the Company closed on the sale of its (i) oil and gas properties in the San Juan Basin and (ii) membership interests in EnerVest Mesa, LLC, a wholly-owned subsidiary of EV Properties, L.P., to a third party for total consideration of $36.9 million, net of preliminary purchase price adjustments. The transaction had an effective date of October 1, 2018. The Company recognized an impairment of $25.3 million for these properties during the nine months ended September 30, 2019.

Also, during the second quarter of 2019, the Company closed on the sale of certain oil and gas properties in the Mid-Continent area to a third party for total consideration of $2.3 million, net of preliminary purchase price adjustments, which included $0.9 million of preferential rights to purchase that were exercised by other working interest owners. The transaction, excluding the preferential rights, closed in April 2019 and had an effective date of October 1, 2018. The sale of the assets associated with the preferential rights closed in June 2019. The Company recognized an impairment of $1.7 million for these properties during the nine months ended September 30, 2019.

In July 2019, the Company entered into a definitive agreement to sell substantially all of its interests in the Barnett Shale to a third party for total consideration of $72.0 million (subject to purchase price adjustments). In September 2019, the Company closed on the sale of the majority of these properties in the Barnett Shale for total consideration of $62.4 million, net of preliminary purchase price adjustments. The sale of the remaining oil and gas properties in the Barnett Shale are expected to close during the fourth quarter of 2019 for total consideration of $6.4 million (subject to purchase price adjustments). The Company recognized an impairment of $75.3 million for these properties during the nine months ended September 30, 2019. As of September 30, 2019, the remaining oil and gas properties in the Barnett Shale were classified as assets held for sale; $6.7 million of the assets held for sale and $0.3 million of the asset retirement obligations classified as liabilities related to assets held for sale in the unaudited condensed consolidated balance sheet were attributable to these unsold properties.

In September 2019, the Company closed on the sale of certain oil and gas properties in the Mid-Continent area to a third party for total consideration of $5.3 million, net of preliminary purchase price adjustments. The Company recognized a gain of $0.6 million related to this sale.

Additionally, in September 2019, the Company entered into a definitive agreement to sell all of its interest in the Monroe Field in Northern Louisiana for total consideration of $0.2 million (subject to purchase price adjustments). The transaction closed in November 2019. The Company recognized an impairment of $1.6 million for these properties during the nine months ended September 30, 2019. As of September 30, 2019, these oil and gas properties were classified as assets held for sale; $2.6 million of the assets held for sale and $2.4 million of the asset retirement obligations classified as liabilities held for sale in the unaudited condensed consolidated balance sheet were attributable to these properties.

In October 2019, the Company entered into a definitive agreement to sell all of its interest in the Permian Basin for total consideration of $3.0 million (subject to purchase price adjustments). The transaction is expected to close during the fourth quarter of 2019. The Company recognized an impairment of $8.1 million for these properties during the nine months ended September 30, 2019.

NOTE 6. RISK MANAGEMENT

The Company’s business activities expose it to risks associated with changes in the market price of oil, natural gas and natural gas liquids. In addition, the Exit Credit Facility and the New Credit Facility (each as defined below in Note 9) expose the Company to risks associated with changes in interest rates. As such, future earnings are subject to fluctuation due to changes in the market prices of oil, natural gas and natural gas liquids and interest rates. The Company uses derivatives to reduce its risk of volatility in the prices of oil, natural gas and natural gas liquids. The Company policies do not permit the use of derivatives for speculative purposes.

The Company has elected not to designate any of its derivatives as hedging instruments. Accordingly, changes in the fair value of derivatives are recorded immediately to operations as “Gain (loss) on derivatives, net” in the unaudited condensed consolidated statements of operations.

In September 2019, in conjunction with the closings of the sales of oil and natural gas properties in the Barnett Shale and the Mid-Continent area, the Company unwound certain of its derivatives, which resulted in the receipt of a cash settlement of $7.9 million. The natural gas derivatives unwound included 2,990,000 MMBtus and 10,980,000 MMBtus for the periods of October through December 2019 and January through December 2020, respectively. The crude oil derivatives unwound included 85,400 Bbls and 228,750 Bbls for the periods of September through December 2019 and January through December 2020, respectively. The natural gas liquids derivatives unwound included 283,040 Bbls and 656,970 Bbls for the periods of September through December 2019 and January through December 2020, respectively.

As of September 30, 2019, the Company had entered into derivatives with the following terms:

		Weighted Average
Period Covered	Hedged Volume	Fixed Price
Oil (Bbls):
Swaps - October 2019 to December 2019	121,900	$63.53
Swaps - January 2020 to December 2020	439,200	$60.50

Natural Gas (MMBtus):
Swaps - October 2019 to December 2019	3,450,000	$2.78
Swaps - January 2020 to December 2020	12,810,000	$2.68

Natural Gas Liquids (Bbls):
Swaps - October 2019 to December 2019	30,360	$22.50
Swaps - January 2020 to December 2020	111,630	$20.71

In November 2019, the Company terminated 124,000 MMBtus of natural gas swaps for the month of December 2019 at a weighted average fixed price of $2.78 per MMBtu and 1,464,000 MMBtus of natural gas swaps for the period of January 2020 to December 2020 at a weighted average fixed price of $2.64 per MMBtu. These terminations resulted in a net cash settlement received of $150,000.

The following table sets forth the fair values and classification of the Company’s outstanding derivatives:

			Net Amounts
	Gross	Gross Amounts	of Assets
	Amount of	Offset in the	Presented in the
	Recognized	Consolidated	Consolidated
	Assets	Balance Sheet	Balance Sheet
As of September 30, 2019:
Derivative asset	$8,745	$—	$8,745
Long-term derivative asset	1,933	—	1,933
Total	$10,678	$—	$10,678

As of December 31, 2018:
Derivative asset	$18,048	$(2,596)	$15,452
Long-term derivative asset	8,565	(66)	8,499
Total	$26,613	$(2,662)	$23,951

Derivative liability	$3,761	$(2,596)	$1,165
Long-term derivative liability	66	(66)	—
Total	$3,827	$(2,662)	$1,165

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

Recurring Basis

The following table presents the fair value hierarchy for the Company’s assets and liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements
		at the End of the Reporting Period
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2019:
Assets:
Oil, natural gas and natural gas liquids derivatives	$10,678	$—	$10,678	$—

As of December 31, 2018:
Assets:
Oil, natural gas and natural gas liquids derivatives	$26,613	$—	$26,613	$—
Equity securities	47,082	47,082	—	—
	$73,695	$47,082	$26,613	$—

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$3,827	$—	$3,827	$—

The Company’s derivatives consist of over–the–counter contracts which are not traded on a public exchange. As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, the Company has categorized these derivatives as Level 2. The Company values these derivatives using the income approach with inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. Estimates of fair value have been determined at discrete points in time based on relevant market data. Furthermore, fair values are adjusted to reflect the credit risk inherent in the transaction, which may include amounts to reflect counterparty credit quality and/or the effect of the Company’s creditworthiness. These assumed credit risk adjustments are based on published credit ratings, public bond yield spreads and credit default swap spreads. There were no changes in valuation techniques or related inputs in the nine months ended September 30, 2019.

At December 31, 2018, the Company’s equity securities consisted of 4.2 million shares of common stock of Magnolia that were traded on a public exchange. The Company categorized these equity securities as Level 1, as the fair value of these shares is based on market price. The Company sold all of its 4.2 million shares of common stock of Magnolia during January 2019 for net proceeds of $51.7 million.

Nonrecurring Basis

The following table presents the fair value hierarchy for the Company’s net assets and liabilities that are required to be measured at fair value on a nonrecurring basis:

Fair Value Measurements
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Nine Months Ended September 30, 2019:
Long–lived assets held and used	$9,371	$—	$—	$9,371	$11,657

Long-lived Assets Held and Used

As a result of reductions in estimated future net cash flows primarily caused by the decrease in prices for oil, natural gas and natural gas liquids, the Company incurred impairment charges of $11.7 million during the nine months ended September 30, 2019 to write down oil and natural gas properties that were held and used to their fair value. Of the $11.7 million impairment, $8.1 million related to oil and natural gas properties in the Permian Basin and $3.6 million related to oil and natural gas properties in the Mid-Continent area. These impairment charges were included in earnings during the period indicated. During the four months ended September 30, 2018, the Company did not recognize any impairment expense related to oil and natural gas properties that were held and used as of September 30, 2018. During the five months ended May 31, 2018, the Predecessor did not recognize any impairment expense related to proved oil and natural gas properties.

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

Long-lived Assets Sold or Held For Sale

During the nine months ended September 30, 2019, the Company recognized an impairment expense of $75.3 million related to proved oil and natural gas properties in the Barnett Shale, which were sold or held for sale as of September 30, 2019. During the nine months ended September 30, 2019, the Company also recognized an impairment expense of $27.0 million related to proved oil and natural gas properties in the San Juan Basin and the Mid-Continent area, which were sold during April 2019. During the nine months ended September 30, 2019, the Company recognized impairment expense of $1.6 million related to proved oil and natural gas properties in the Monroe Field, which was held for sale as of September 30, 2019. During the four months ended September 30, 2018, the Company recognized impairment expense of $2.6 million related to proved oil and natural gas properties in Central Texas and Karnes County, Texas, which were sold during August 2018.

The fair values of the oil and natural gas properties sold were determined using the transaction price of the then pending transactions. The fair value of the oil and natural gas properties held for sale as of September 30, 2019 were determined using the transaction price for the pending transaction.

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

ARO as of December 31, 2018	$119,606
Liabilities incurred	345
Revisions	(6)
Accretion expense	6,373
Settlements and divestitures	(20,823)
Liabilities held for sale	(2,759)
ARO as of September 30, 2019	$102,736

As of September 30, 2019 and December 31, 2018, $1.4 million and $2.1 million of ARO is classified as current and is included in “Accounts payable and accrued liabilities” in the unaudited condensed consolidated balance sheets, respectively.

NOTE 9. LONG–TERM DEBT

The following table presents the consolidated debt obligations at the dates indicated:

	September 30, 2019	December 31, 2018
Exit Credit Facility	$—	$115,000

In connection with the Company’s emergence from bankruptcy, on the Effective Date, the Company entered into a Credit Agreement providing for a $1.0 billion new reserve-based revolving loan (the “Exit Credit Facility”). The Exit Credit Facility matures on February 26, 2021. Borrowings under the Exit Credit Facility are secured by a first priority lien on substantially all of the Company’s oil and natural gas properties. The Company may use borrowings under the Exit Credit Facility for acquiring and developing oil and natural gas properties, for working capital purposes and for general corporate purposes. The Company also may use up to $50.0 million of available borrowing capacity for letters of credit. As of September 30, 2019, the Company had a $0.1 million letter of credit outstanding.

The terms of the Exit Credit Facility do not require any repayments of amounts outstanding until it matures in February 2021. Borrowings under the credit facility bear interest at a floating rate based on, at the Company’s election, a base rate or the London Interbank Offered Rate plus applicable premiums based on the percent of the borrowing base outstanding (weighted average effective interest rate of 5.10% at December 31, 2018).

Borrowings under the Exit Credit Facility may not exceed a “borrowing base” determined by the lenders under the credit facility based on the Company’s oil and natural gas reserves. During the first quarter of 2019, as a result of divestitures consummated in the fourth quarter of 2018, the borrowing base was reduced by $2.0 million to $260.3 million. In May 2019, in conjunction with the semi-annual redetermination, the borrowing base was reduced by $150.3 million to $110 million, primarily as a result of the divestitures of the San Juan Basin and Mid-Continent assets as well as a decline in bank commodity price assumptions. In addition, in September 2019, as a result of divestitures during the third quarter of 2019, the borrowing base was further reduced by $60.0 million to $50.0 million. As of September 30, 2019, the borrowing base under the Exit Credit Facility was $50.0 million. The borrowing base is subject to scheduled redeterminations semi-annually as of April 1 and October 1 of each year with an additional redetermination once per calendar year at the election of either the Company or the lenders.

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

On October 4, 2019, the Company terminated the Exit Credit Facility. Also, on October 4, 2019, the Company entered into a new credit agreement providing for a $10.0 million revolving loan (the “New Credit Facility”). The New Credit Facility matures on October 4, 2020. The New Credit Facility may be renewed for a one-year term by mutual agreement between the Company and the lender. Borrowings under the New Credit Facility are secured by cash collateral and bear interest based upon the London Interbank Offered Rate plus 1%. The Company may use borrowings under the New Credit Facility for acquiring and developing oil and natural gas properties, for working capital purposes and for general corporate purposes. The Company also may use up to $2.0 million of available borrowing capacity for letters of credit.

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

Operating leases are included in other assets, other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2019. Operating lease right of use assets and lease liabilities included on the unaudited condensed consolidated balance sheets were as follows:

September 30, 2019
Other assets	$1,284

Other current liabilities	684
Other long-term liabilities	600
Total operating lease liabilities	$1,284

Weighted average remaining lease term (in years)	2.0

Weighted average discount rate	5.8%

During the three and nine months ended September 30, 2019, the Company paid $0.8 million and $2.8 million, respectively, of lease cost. Furthermore, during the three and nine months ended September 30, 2019, the Company recognized lease cost, net of reimbursements from other working interest owners, of $0.2 million and $0.6 million, respectively, for operating leases and $0.5 million and $1.8 million, respectively, for short-term leases, which is included in “Lease operating expenses” on the Company’s unaudited condensed consolidated statement of operations.

Maturities of operating lease liabilities as of September 30, 2019, were as follows:

2019	$210
2020	670
2021	440
2022	36
2023	—
Total lease payments	1,356
Less: imputed interest	(72)
Present value of lease liabilities	$1,284

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

During October 2019, the EnerVest Group informed Harvest that there are approximately $4.1 million of uncollectible accounts receivable from third party working interest owners in oil and natural gas properties where Harvest owns a significant working interest for which the EnerVest Group believes Harvest may be responsible.  The costs related to these receivables were primarily incurred over the last 8 years and were paid by the EnerVest Group as the contract operator for such properties. Harvest is currently assessing its obligations, if any, with respect to these amounts, as well as its rights and obligations under the Services Agreement and similar agreements. Accordingly, Harvest has determined that the amount of its obligations with respect to these accounts receivable is not estimable at this time and has not accrued any losses with respect to the EnerVest Group’s uncollectible accounts receivable as of September 30, 2019.

In August 2018, the Company was notified by the Office of Natural Resources Revenue (“ONRR”) of potential underpayments of royalties related to certain leases for the period of 2009 through 2018. The Company has submitted amended royalty filings for the period of 2009 to 2018, pursuant to which Harvest has an additional liability of approximately $5.0 million. This amount will be paid upon ONRR review and concurrence with the accuracy of royalties per the amended filings. The Company recognized an accrual for the estimated liability for the period of 2009 to 2018 as of both September 30, 2019 and December 31, 2018.

The Company is involved in other disputes or legal actions arising in the ordinary course of business. In August 2019, the Company agreed to a litigation settlement of $0.7 million related to such matters in the ordinary course of business, the expense for which is included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019.  The Company does not believe the outcome of other such disputes or legal actions will have a material effect on its unaudited condensed consolidated financial statements. No amounts, other than as described above, were accrued at September 30, 2019 or December 31, 2018.

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

The Company’s income tax provision consists of the following:

Successor
	Three Months	Three Months
	Ended	Ended
	September 30, 2019	September 30, 2018
Current tax position:
Federal	$—	$—
State	—	—
Total income tax provision	$—	$—

	Successor		Predecessor
	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	May 31, 2018
Current tax position:
Federal	$—	$—	$—
State	—	—	166
Total income tax provision	$—	$—	$166

Management assesses the available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to realize the Company’s deferred tax assets. In making this determination, Management considers all available positive and negative evidence and makes certain assumptions. Management considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. Due to significant negative evidence, the Company has established a full valuation allowance against its net deferred tax assets at December 31, 2018. As of September 30, 2019, the Company continued to record a full valuation allowance against its net deferred tax assets. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

NOTE 13. EARNINGS PER SHARE/UNIT AND STOCKHOLDERS’ EQUITY

The following sets forth the calculation of earnings per share/unit, for the periods indicated:

	Successor				Predecessor
	Three Months	Nine Months	Three Months	Four Months	Five Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	May 31,
	2019	2019	2018	2018	2018
Net loss attributable to Successor/
Predecessor	$(19,529)	$(116,211)	$(9,760)	$(10,298)	$(610,525)
Predecessor’s general partner’s 2%
interest in net loss	—	—	—	—	12,211
Net loss available to common
stockholders/limited partners	$(19,529)	$(116,211)	$(9,760)	$(10,298)	$(598,314)

Weighted average common shares/units
outstanding:
Basic	10,131	10,080	10,028	10,021	49,369
Dilutive effect of potential common shares/units	—	—	—	—	—
Diluted	10,131	10,080	10,028	10,021	49,369

Net earnings per share/unit:
Basic	$(1.93)	$(11.53)	$(0.97)	$(1.03)	$(12.12)
Diluted	$(1.93)	$(11.53)	$(0.97)	$(1.03)	$(12.12)

Antidilutive restricted stock shares (1)	169,600	169,600	—	—	—
Antidilutive warrants (2)	800,000	800,000	800,000	800,000	—

(1)	Amount represents unvested restricted stock shares as of the end of the period that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

(2)

Amount represents warrants to purchase 800,000 shares of the Company’s common stock at a per share exercise price of $37.48 that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

On October 8, 2019, the Board of Directors of Harvest declared a dividend of $7.00 per share of common stock payable on October 28, 2019 to its shareholders of record as of the close of business on October 18, 2019. In accordance with the terms of the outstanding warrants, the declaration of the dividend resulted in an adjustment to the warrant exercise price from $37.48 to $30.48 per share, effective immediately prior to the opening of business on October 21, 2019.

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

Pursuant to a prior services agreement, the Predecessor paid EnerVest $7.2 million for general and administrative services provided during the five months ended May 31, 2018. These fees were based on an allocation of charges between EnerVest and EVEP based on the estimated use of such services by each party, and the Partnership believed that the allocation method employed by EnerVest was reasonable and reflective of the estimated level of costs the Partnership would have incurred on a standalone basis. These fees are included in “General and administrative expenses” in the unaudited condensed consolidated statements of operations.

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

NOTE 15. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and noncash transactions were as follows:

	Successor		Predecessor
	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	May 31, 2018
Supplemental cash flows information:
Cash paid for interest	$1,119	$4,383	$6,008
Cash paid for reorganization items (1)	472	8,733	6,691

(1)	Includes approximately $6.9 million disbursed from the restricted cash account during the four months ended September 30, 2018.

	September 30, 2019	September 30, 2018
Non–cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$282	$4,232

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Lease operating expenses	$8,521	$10,035
San Juan royalties	5,000	5,000
Production and ad valorem taxes	4,285	4,680
General and administrative expenses	2,303	3,321
Current portion of ARO	1,362	2,077
Litigation settlement	679	—
Costs for additions to oil and natural gas properties	282	419
Interest	—	12
Other	1,711	602
Total	$24,143	$26,146

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

We operate one reportable segment engaged in the development and production of oil and natural gas properties, and all of our operations are located in the United States. As of September 30, 2019, our oil and natural gas properties are located in the Barnett Shale, the Appalachian Basin (which includes the Utica Shale), Michigan, the Mid–Continent areas in Oklahoma, Texas, Kansas and Louisiana, the Permian Basin and the Monroe Field in Northern Louisiana. As of December 31, 2018, we had estimated net proved reserves of 9.9 MMBbls of oil, 476.7 Bcf of natural gas and 29.3 MMBbls of natural gas liquids, or 711.9 Bcfe.

As a result of the ongoing review of our asset base in order to maximize shareholder value, we have divested, and are in the process of divesting, certain assets. We are currently undertaking a review of strategic alternatives, which include, but are not limited to, the potential divestiture of additional assets or all of our remaining assets as well as a potential sale or merger of the Company. We are also reviewing options to reduce our overall cost structure to more closely align with our asset base. There can be no assurance that such evaluation will result in one or more transactions or other strategic change or outcome.

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

In April 2019, we closed on the sale of our (i) oil and gas properties in the San Juan Basin and (ii) membership interests in EnerVest Mesa, LLC, a wholly-owned subsidiary of EV Properties, L.P., to a third party for total consideration of $36.9 million, net of preliminary purchase price adjustments. The transaction had an effective date of October 1, 2018. We recognized an impairment of $25.3 million for these properties during the nine months ended September 30, 2019.

Also, during the second quarter of 2019, we closed on the sale of certain oil and gas properties in the Mid-Continent area to a third party for total consideration of $2.3 million, net of preliminary purchase price adjustments, which included $0.9 million of preferential rights to purchase that were exercised by other working interest owners. The transaction, excluding the preferential rights, closed in April 2019 and had an effective date of October 1, 2018. The sale of the assets associated with the preferential rights closed in June 2019. We recognized an impairment of $1.7 million for these properties during the nine months ended September 30, 2019.

In July 2019, we entered into a definitive agreement to sell substantially all of our interests in the Barnett Shale to a third party for $72.0 million (subject to purchase price adjustments). In September 2019, we closed on the sale of the majority of these properties in the Barnett Shale for total consideration of $62.4 million, net of preliminary purchase price adjustments. The sale of the remaining oil and gas properties in the Barnett Shale are expected to close during the fourth quarter of 2019 for total consideration of $6.4 million (subject to purchase price adjustments). We recognized an impairment of $75.3 million for these properties during the nine months ended September 30, 2019. As of September 30, 2019, the remaining oil and gas properties in the Barnett Shale were classified as assets held for sale; $6.7 million of the assets held for sale and $0.3 million of the asset retirement obligations classified as liabilities related to assets held for sale in the unaudited condensed consolidated balance sheet were attributable to these properties not yet sold.

In September 2019, we closed on the sale of certain oil and gas properties in the Mid-Continent area to a third party for total consideration of $5.3 million, net of preliminary purchase price adjustments. We recognized a gain of $0.6 million related to this sale.

Additionally, in September 2019, we entered into a definitive agreement to sell all of our interest in the Monroe Field in Northern Louisiana for total consideration of $0.2 million (subject to purchase price adjustments). The transaction closed in November 2019. We recognized an impairment of $1.6 million for these properties during the nine months ended September 30, 2019. As of September 30, 2019, these oil and gas properties were classified as assets held for sale; $2.6 million of the assets held for sale and $2.4 million of the asset retirement obligations classified as liabilities held for sale in the unaudited condensed consolidated balance sheet were attributable to these properties.

In October 2019, we entered into a definitive agreement to sell all of our interest in the Permian Basin for total consideration of $3.0 million (subject to purchase price adjustments). The transaction is expected to close during the fourth quarter of 2019. We recognized an impairment of $8.1 million for these properties during the nine months ended September 30, 2019.

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

Our Operating Plan and Strategy

Our overall operating plan includes regular reviews of our asset base. As a result of the ongoing review of our asset base in order to maximize shareholder value, we have divested, and are in the process of divesting, certain assets. We are currently undertaking a review of strategic alternatives, which include, but are not limited to, the potential divestiture of additional assets or all of our remaining assets as well as a potential sale or merger of the Company. We are also reviewing options to reduce our overall cost structure to more closely align with our asset base. There can be no assurance that such evaluation will result in one or more transactions or other strategic change or outcome.

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

Factors Affecting the Comparability of the Results

We believe that describing certain year-over-year variances and trends in our production, revenue and expenses for the three and nine months ended September 30, 2019 as compared to September 30, 2018 without regard to the concept of Successor and Predecessor facilitates a meaningful analysis of our results of operations and is useful in identifying current business trends.

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

The following tables summarize certain of the results of operations and period-to-period comparisons for the periods indicated:

	Three Months	Three Months
	Ended	Ended
	September 30, 2019	September 30, 2018
Oil, natural gas and natural gas liquids revenues:
Oil	$7,856	$23,254
Natural gas	11,713	26,494
Natural gas liquids	3,301	18,659
Total	$22,870	$68,407

Production data:
Oil (MBbls)	145	341
Natural gas (MMcf)	6,259	10,437
Natural gas liquids (MBbls)	316	611
Total (MMcfe)	9,025	16,147

Average sales price per unit:
Oil (per Bbl)	$54.02	$68.20
Natural gas (per Mcf)	1.87	2.54
Natural gas liquids (per Bbl)	10.46	30.55
Total (per Mcfe)	2.53	4.24

Expenses and other:
Lease operating expenses	$19,614	$28,281
Cost of purchased natural gas	255	393
Dry hole and exploration costs	36	21
Production taxes	1,634	2,973
Accretion expense on obligations	1,995	2,345
Depreciation, depletion and amortization	1,367	7,860
General and administrative expenses	7,771	7,673
Impairment of oil and natural gas properties	16,325	2,565
Gain on sales of oil and natural gas properties	661	28
Gain (loss) on derivatives, net	5,718	(26,423)
Interest expense	501	3,967
Gain on equity securities	—	4,830
Reorganization items, net	—	972
Other income (expense), net	341	(111)

Net loss	$(19,529)	$(9,760)

Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$2.17	$1.75
Production taxes	0.18	0.18
Total	2.35	1.93
Depreciation, depletion and amortization	0.15	0.49
General and administrative expenses	0.86	0.48

	Successor		Predecessor
				Combined
	Nine Months	Four Months	Five Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	May 31, 2018	September 30, 2018
Oil, natural gas and natural gas liquids revenues:
Oil	$25,365	$30,415	$42,460	$72,875
Natural gas	52,055	35,158	40,951	76,109
Natural gas liquids	18,865	24,369	26,896	51,265
Total	$96,285	$89,942	$110,307	$200,249

Production data:
Oil (MBbls)	470	449	662	1,111
Natural gas (MMcf)	21,765	14,049	16,982	31,031
Natural gas liquids (MBbls)	1,169	826	1,040	1,866
Total (MMcfe)	31,596	21,695	27,193	48,888

Average sales price per unit:
Oil (per Bbl)	$53.98	$67.80	$64.14	$65.62
Natural gas (per Mcf)	2.39	2.50	2.41	2.45
Natural gas liquids (per Bbl)	16.14	29.51	25.86	27.48
Total (per Mcfe)	3.05	4.15	4.06	4.10

Expenses and other:
Lease operating expenses	$64,568	$37,656	$45,372	$83,028
Cost of purchased natural gas	969	522	557	1,079
Dry hole and exploration costs	75	64	122	186
Production taxes	5,277	3,943	5,343	9,286
Accretion expense on obligations	6,373	3,134	3,176	6,310
Depreciation, depletion and amortization	10,712	10,590	46,196	56,786
General and administrative expenses	20,794	9,702	15,648	25,350
Restructuring costs	—	—	5,211	5,211
Impairment of oil and natural gas properties	115,604	2,565	3	2,568
Gain (loss) on sales of oil and natural gas properties	679	47	(5)	42
Gain (loss) on derivatives, net	5,374	(30,655)	444	(30,211)
Interest expense	3,335	5,166	13,652	18,818
Gain on equity securities	4,593	4,830	—	4,830
Reorganization items, net	—	1,780	587,325	589,105
Other income (expense), net	3,168	(84)	776	692

Net loss	$(116,211)	$(10,298)	$(610,525)	$(620,823)

Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$2.04	$1.74	$1.67	$1.70
Production taxes	0.17	0.18	0.20	0.19
Total	2.21	1.92	1.87	1.89
Depreciation, depletion and amortization	0.34	0.49	1.70	1.16
General and administrative expenses	0.66	0.45	0.58	0.52

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

Net loss for the three months ended September 30, 2019 was $19.5 million compared with a loss of $9.8 million for the three months ended September 30, 2018. The significant factors in this change were a $45.7 million decrease in revenues, a $13.8 million increase in impairment of oil and natural gas properties and a $4.8 million decrease in the gain on equity securities, partially offset by $32.1 million favorable change in loss on derivatives, an $8.7 million decrease in lease operating expenses, a $6.5 million decrease in DD&A, a $3.5 million decrease in interest expense and a $1.3 million decrease in production taxes.

Oil, natural gas and natural gas liquids revenues for the three months ended September 30, 2019 totaled $22.9 million, a decrease of $45.5 million compared with the three months ended September 30, 2018. This decrease in revenues was the result of a decrease of $24.1 million related to lower oil, natural gas and natural gas liquids prices and a decrease of $21.4 million related to decreased oil, natural gas and natural gas liquid production primarily related to the divestiture of oil and gas properties.

Lease operating expenses for the three months ended September 30, 2019 decreased  $8.7 million compared with the three months ended September 30, 2018 as the result of $15.5 million from decreased production primarily related to the divestiture of oil and gas properties, partially offset by $6.8 million from a higher unit cost per Mcfe. Lease operating expenses were $2.17 per Mcfe in the three months ended September 30, 2019 compared with $1.75 per Mcfe in the three months ended September 30, 2018. The higher unit cost per Mcfe is primarily a result of the divestiture of lower cost properties and the transition from operator to non-operator in 2019 on the Barnett Shale properties, prior to their divestiture.

Production taxes for the three months ended September 30, 2019 decreased $1.3 million compared with the three months ended September 30, 2018 as the result of $1.9 million from a lower unit cost per Mcfe combined with $0.5 million from decreased production primarily related to the divestiture of oil and gas properties, partially offset by $1.1 million from additional severance tax assessments for properties sold in the San Juan Basin.  Production taxes were $0.06 per Mcfe, excluding the additional severance tax assessments, in the three months ended September 30, 2019 compared with $0.18 per Mcfe in the three months ended September 30, 2018.

Depreciation, depletion and amortization for the three months ended September 30, 2019 decreased  $6.5 million compared with the three months ended September 30, 2018. This decrease was primarily a result of $5.4 million from a lower unit cost per Mcfe combined with $1.1 million from decreased production. The lower unit cost was primarily due to lower rates as a result of the application of fresh start accounting during the second quarter of 2018. DD&A was $0.15 per Mcfe in the three months ended September 30, 2019 compared with $0.49 per Mcfe in the three months ended September 30, 2018.

General and administrative expenses for the three months ended September 30, 2019 totaled $7.8 million, which was relatively flat compared with the three months ended September 30, 2018. This is primarily the result of higher legal fees related to divestitures and our review of strategic alternatives, partially offset by  lower fees paid under the Services Agreement (as defined below under “Contractual Obligations”) with EnerVest. General and administrative expenses were $0.86 per Mcfe in the three months ended September 30, 2019 compared with $0.48 per Mcfe in the three months ended September 30, 2018.

During the three months ended September 30, 2019, we incurred proved property impairment of $16.3 million related to proved oil and natural gas properties and no leasehold impairment charges. Of the proved property impairment amount, $8.1 million related to properties located in the Permian Basin, $3.6 million related to properties located in the Mid-Continent area, $3.0 million related to properties located in the Barnett Shale, Mid-Continent area and the San Juan Basin, which were sold during the nine months ended September 30, 2019, and $1.6 million related to properties located in the Monroe Field, which were  held for sale as of September 30, 2019. During the three months ended September 30, 2018, we incurred proved property impairment of $2.6 million related to proved oil and natural gas properties located in Central Texas and Karnes County, Texas, which were sold during August 2018.

Gain on derivatives, net was $5.7 million for the three months ended September 30, 2019 compared with a loss on derivatives, net of $26.4 million for the three months ended September 30, 2018. This change was attributable to changes in future oil and natural gas prices. The 12-month forward price at September 30, 2019 for oil averaged $52.88 per Bbl compared with $57.51 at June 30, 2019, and the 12-month forward prices at September 30, 2019 for natural gas averaged $2.39 per MMBtu compared with $2.45 at June 30, 2019. The 12-month forward price at September 30, 2018 for oil averaged $72.05 per Bbl compared with $68.92 at June 30, 2018, and the 12-month forward prices at September 30, 2018 for natural gas averaged $2.82 per MMBtu compared with $2.89 at June 30, 2018.

Interest expense for the three months ended September 30,  2019 decreased $3.5 million compared with the three months ended September 30, 2018. This change was primarily a result of a lower weighted average long-term debt balance, partially offset by the write off of loan costs in the current year related to the decrease in the borrowing base.

Gain on equity securities was $4.8 million for the three months ended September 30, 2018. This gain was attributable to the changes in the share price of the shares of common stock of Magnolia which were held at that time.

Other income, net for the three months ended September 30, 2019 increased $0.5 million compared with the three months ended September 30, 2018. This change was primarily a result of earnings from a non-operated equity method investment.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018 (Combined)

Net loss for the nine months ended September 30, 2019 was $116.2 million compared with a loss of $620.8 million for the nine months ended September 30, 2018. The significant factors in this change were a $589.1 million of reorganization costs incurred during 2018, a $46.1 million decrease in DD&A, a $35.6 million favorable change in loss on derivatives, a $18.5 million decrease in lease operating expenses, a $15.5 million decrease in interest expense and a $5.2 million decrease in restructuring costs, partially offset by a $104.0 million decrease in revenues and a $113.0 million increase in impairment of oil and natural gas properties.

Oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2019 totaled $96.3 million, a decrease of $104.0 million compared with the nine months ended September 30, 2018. This decrease in revenues was the result of a decrease of $68.0 million related to decreased oil, natural gas and natural gas liquid production primarily related to the divestiture of oil and gas properties combined with a decrease of $36.0 million primarily related to lower oil and natural gas liquids prices.

Lease operating expenses for the nine months ended September 30, 2019 decreased $18.5 million compared with the nine months ended September 30, 2018 as the result of $35.3 million from decreased production primarily related to the divestiture of oil and gas properties, partially offset by $16.8 million from a higher unit cost per Mcfe. Lease operating expenses were $2.04 per Mcfe in the nine months ended September 30, 2019 compared with $1.70 per Mcfe in the nine months ended September 30, 2018. The higher unit cost per Mcfe is primarily a result of the divestiture of lower cost properties and the transition from operator to non-operator in 2019 on the Barnett Shale properties, prior to their divestiture.

Production taxes for the nine months ended September 30, 2019 decreased $4.0 million compared with the nine months ended September 30, 2018 as the result of $3.5 million from a lower unit cost per Mcfe combined with $2.0 million from decreased production primarily related to the divestiture of oil and gas properties, partially offset by $1.5 million from additional severance tax assessments for properties sold in the San Juan Basin.  Production taxes were $0.12 per Mcfe, excluding the additional severance tax assessments, in the nine months ended September 30, 2019 compared with $0.19 per Mcfe in the nine months ended September 30, 2018.

Depreciation, depletion and amortization for the nine months ended September 30, 2019 decreased $46.1 million compared with the nine months ended September 30, 2018. This decrease was primarily a result of $40.2 million from a lower unit cost per Mcfe, combined with $5.9 million from decreased production. The lower unit cost was primarily due to lower rates as a result of the application of fresh start accounting during the second quarter of 2018. DD&A was $0.34 per Mcfe in the nine months ended September 30, 2019 compared with $1.16 per Mcfe in the nine months ended September 30, 2018.

General and administrative expenses for the nine months ended September 30, 2019 totaled $20.8 million, a decrease of $4.6 million compared with the nine months ended September 30, 2018. This decrease is primarily the result of lower stock based compensation and lower fees paid under the Services Agreement (as defined below under “Contractual Obligations”) with EnerVest, partially offset by a litigation settlement of $0.7 million recognized during 2019. General and administrative expenses were $0.66 per Mcfe in the nine months ended September 30, 2019 compared with $0.52 per Mcfe in the nine months ended September 30, 2018.

Restructuring expenses for the nine months ended September 30, 2018 totaled $5.2 million. These expenses were for professional services related to the restructuring of EVEP which were incurred prior to the Petition Date.

During the nine months ended September 30, 2019, we incurred proved property impairment of $115.6 million related to proved oil and natural gas properties and no leasehold impairment charges. Of the proved property impairment amount, $75.3 million related to properties located in the Barnett Shale, which were sold or held for sale as of September 30, 2019,  $25.3 million related to properties located in the San Juan Basin, which were sold during April 2019, $8.1 million related to properties located in the Permian Basin, which were held and used as of September 30, 2019, $3.6 million related to properties located in the Mid-Continent area, which were held and used as of September 30, 2019, $1.6 million related to properties in the Monroe Field, which were held for sale as of September 30, 2019, and $1.7 million related to properties located in the Mid-Continent area, which were also sold in April 2019. The significant impairment related to the Barnett Shale is due in part to the decline in natural gas liquid and natural gas prices. During the nine months ended September 30, 2018, we incurred proved property impairment of $2.6 million related to proved oil and natural gas properties located in Central Texas and Karnes County, Texas which were sold during August 2018.

Gain on derivatives, net was $5.4 million for the nine months ended September 30, 2019 compared with a loss on derivatives, net of $30.2 million for the nine months ended September 30, 2018. This change was attributable to changes in future oil and natural gas prices. The 12-month forward price at September 30, 2019 for oil averaged $52.88 per Bbl compared with $47.09 at December 31, 2018, and the 12-month forward prices at September 30, 2019 for natural gas averaged $2.39 per MMBtu compared with $2.85 at December 31, 2018. The 12-month forward price at September 30, 2018 for oil averaged $72.05 per Bbl compared with $59.40 at December 31, 2017, and the 12-month forward prices at September 30, 2018 for natural gas averaged $2.82 per MMBtu compared with $2.86 at December 31, 2017.

Interest expense for the nine months ended September 30, 2019 decreased $15.5 million compared with the nine months ended September 30, 2018. This change was primarily a result of a lower weighted average long-term debt balance combined with a  lower weighted average effective interest rate, partially offset by the write off of loan costs in the current year related to the decrease in the borrowing base.

Gain on equity securities was $4.6 million for the nine months ended September 30, 2019, compared to a gain of $4.8 million for the nine months ended September 30, 2018. These gains were attributable to the changes in the share price of the common stock of Magnolia prior to the sale in January 2019.

Other income, net for the nine months ended September 30, 2019 increased $2.5 million compared with the nine months ended September 30, 2018. This change was primarily a result of earnings from a non-operated equity method investment.

LIQUIDITY AND CAPITAL RESOURCES

Since our emergence from bankruptcy on June 4, 2018, our sources of cash have primarily consisted of proceeds from divestitures of certain oil and natural gas properties and net cash flows generated from operations. As a result of divesting certain oil and natural gas properties since our emergence from bankruptcy, we have received $303.6 million in cash proceeds, net of purchase price adjustments. Additionally, we  have entered into definitive agreements to sell oil and gas properties in the Barnett Shale and the Monroe Field, which were both held for sale as of September 30, 2019, and the Permian Basin for total consideration of  $9.6 million (subject to purchase price adjustments),  all of which are expected to close in the fourth quarter of 2019. For additional information about our pending asset sales, please see “—Current Developments” above. We have used our cash proceeds from divestitures to fully repay outstanding borrowings under our credit facility and fund capital expenditures, principally for the development of our oil and natural gas properties.  Also, on

October 8, 2019, our Board of Directors declared a dividend of $7.00 per share of  common stock payable on October 28, 2019 to our shareholders of record as of close of business on October 18, 2019. In the future, in order to maximize shareholder value, we may return a portion of these cash proceeds to shareholders. We are currently undertaking a review of strategic alternatives, which include, but are not limited to, the potential divestiture of additional assets or all of our remaining assets as well as a potential sale or merger of the Company. We are also reviewing options to reduce our overall cost structure to more closely align with our asset base.

We believe that cash on hand, proceeds from sales of assets and net cash flows generated from operations will be adequate to fund our capital budget and satisfy our liquidity needs. As of September 30, 2019, we had approximately $148.2 million of liquidity between our borrowing base capacity under the Exit Credit Facility (as defined below) and cash on hand. On October 4, 2019, we terminated the Exit Credit Facility and entered into the New Credit Facility (as defined below). As of November 8, 2019, we had approximately $30.0 million of liquidity between the New Credit Facility and cash on hand. During the nine months ended September 30, 2019, we incurred $2.0 million for capital drilling and completing wells. For 2019, we plan to incur $2 million to $3 million of capital expenditures, which we expect to fund primarily from cash on hand, sales of assets and net cash flows generated from operations. We will continue monitoring the commodity price environment and expect to retain the financial flexibility to adjust plans in response to market conditions as needed.

Long–term Debt

As of September 30, 2019, we had a credit facility (the “Exit Credit Facility”) that will mature in February 2021. Borrowings under the credit facility may not exceed a “borrowing base” determined by the lenders based on our oil and natural gas reserves. The borrowing base is subject to scheduled redeterminations semi-annually as of April 1 and October 1 of each year with an additional redetermination once per calendar year at the election of either the Company or the lenders. As of September 30, 2019, the borrowing base was $50.0 million, and we had no borrowings outstanding. On October 4, 2019, we terminated this credit facility.

Also, on October 4, 2019, the Company entered into a new credit facility (the “New Credit Facility”) that will mature on October 4, 2020 but may be renewed for a one-year term by mutual agreement between the Company and the lender. Borrowings under this new credit facility are secured by cash collateral.

For additional information about our credit facilities, such as interest rates and covenants, please see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” contained herein to this report.

Cash and Short–term Investments

At September 30, 2019, we had $98.3 million of cash and short–term investments, which included $0.6 million of short-term investments. With regard to our short–term investments, we invest in money market accounts with major financial institutions.

On October 8, 2019, our Board of Directors declared a dividend of $7.00 per share of common stock, approximately $71.3 million in the aggregate, payable on October 28, 2019 to our shareholders of record as of the close of business on October 18, 2019.

Counterparty Exposure

All of our derivative contracts as of September 30, 2019 were with major financial institutions who were also lenders under the Exit Credit Facility, and all of our current derivative contracts are with a major financial institution who is also a lender under the New Credit Facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of September 30, 2019, all of our counterparties have performed pursuant to their derivative contracts.

Cash Flows

References to “Successor” relate to the financial position and results of operations of the reorganized Company subsequent to May 31, 2018, and references to “Predecessor” relate to the financial position and results of operations of the Company prior to, and including, May 31, 2018.

We believe that describing certain year-over-year variances and trends in cash flows for the nine months ended September 30, 2019 as compared to September 30, 2018 without regard to the concept of Successor and Predecessor facilitates a meaningful analysis of our cash flow and is useful in identifying trends.

Cash flows provided by (used in) type of activity were as follows:

	Successor		Predecessor
				Combined
	Nine Months	Four Months	Five Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	May 31, 2018	September 30, 2018
Operating activities	$44,024	$25,925	$21,655	$47,580
Investing activities	163,316	115,283	(29,046)	86,237
Financing activities	(115,305)	(164,247)	31,227	(133,020)

Operating Activities

Cash flows from operating activities provided $44.0 million and $47.6 million in the nine months ended September 30, 2019 and 2018, respectively. The significant factors in the change were $104.0 million of lower revenues during 2019, partially offset by $22.7 million favorable change in working capital, $18.5 million decrease in lease operating expenses, $16.2 million increase in cash settlements of derivatives, $15.8 million decrease in cash reorganization costs, $15.5 million decrease in interest expense and a $5.2 million decrease in restructuring costs.

Investing Activities

During the nine months ended September 30, 2019, we spent $2.1 million for additions to our oil and natural gas properties, received $111.6 million in proceeds from the sale of oil and natural gas properties, received $51.7 million in proceeds from the sale of equity securities, and received $2.1 million from reimbursements related to oil and natural gas properties. During the nine months ended September 30, 2018, we spent $52.0 million for additions of oil and natural gas properties, received $136.5 million in proceeds from the sale of oil and natural gas properties and received $1.7 million from reimbursements related to oil and natural gas properties.

Financing Activities

During the nine months ended September 30, 2019, we repaid $115.0 million of long-term debt borrowings. During the nine months ended September 30, 2018, we borrowed $34.0 million under the Exit Credit Facility, repaid $164.0 million of long-term debt borrowings and paid $2.8 million of debt issuance costs.

Off-Balance Sheet Arrangements

In the normal course of business, we may enter into off-balance sheet arrangements that give rise to off-balance sheet obligations. As of September 30, 2019, we have entered into off-balance sheet arrangements in the form of letters of credit which totaled $0.1 million.

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

Commodity Price Risk

Our major market risk exposure is to prices for oil, natural gas and natural gas liquids. These prices have historically been volatile. As such, future earnings are subject to change due to changes in these prices. Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot prices for natural gas production. We have used, and expect to continue to use, commodity contracts to reduce our risk of changes in the prices of oil, natural gas and natural gas liquids. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with pre–existing or anticipated sales of oil, natural gas and natural gas liquids. Under the Exit Credit Facility, we were required to hedge (as of the date such swap agreements were executed) no less than 70% of our projected production volumes (excluding projected production volumes from certain properties) for the 18-month period following the Effective Date.

We have entered into commodity contracts to hedge a portion of our anticipated oil and natural gas production through December 2020. As of September 30, 2019, we have commodity contracts covering approximately 85% of our estimated production attributable to our net proved reserves from October 2019 through December 2020. Our actual production will vary from the amounts estimated in our reserve reports, perhaps materially.

The fair value of our commodity contracts at September 30, 2019 was a net asset of $10.7 million. A 10% change in oil and natural gas prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil and natural gas commodity contracts of approximately $7.2 million.

Please see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” contained herein for additional information.

Interest Rate Risk

The Exit Credit Facility exposed us to risks associated with changes in interest rates and as such, future earnings are subject to change due to changes in these interest rates. If interest rates on The Exit Credit Facility increased by 1%, interest expense for the nine months ended September 30, 2019 would have increased by approximately $0.2 million.

As of September 30, 2019, we did not have any borrowings outstanding under the Exit Credit Facility or interest rate swaps in place.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

2.2*†

Purchase and Sale Agreement, dated as of July 29, 2019, by and between EV Properties, L.P. and Bedrock Production, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 16, 2019).

2.3

First Amendment to Purchase and Sale Agreement, dated as of August 28, 2019, by and between EV Properties, L.P. and Bedrock Production, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 16, 2019).

2.4

Second Amendment to Purchase and Sale Agreement, dated as of the September 6, 2019, by and between EV Properties, L.P. and Bedrock Production, LLC (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on September 16, 2019).

2.5

Third Amendment to Purchase and Sale Agreement, dated as of September 6, 2019, by and between EV Properties, L.P. and Bedrock Production, LLC (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K filed on September 16, 2019).

2.6*†

Purchase and Sale Agreement, dated as of July 12, 2019, by and between EV Properties, L.P. and BCE-Mach II LLC (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K filed on September 16, 2019).

2.7

First Amendment to Purchase and Sale Agreement, dated as of September 10, 2019, by and between EV Properties, L.P. and BCE-Mach II LLC (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K filed on September 16, 2019).

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

10.1*	Loan Agreement, dated October 4, 2019, by and among EV Properties, L.P., as borrower, Harvest Oil & Gas Corp. and Harvest Oil & Gas Acquisition Corp., as guarantors, and Regions Bank, as lender.

+31.1	Rule 13a‑14(a)/15d–14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a‑14(a)/15d–14(a) Certification of Chief Financial Officer.

+32.1	Section 1350 Certification of Chief Executive Officer.

+32.2	Section 1350 Certification of Chief Financial Officer.

+101	Interactive Data Files.

+Filed herewith

*Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

†Pursuant to Item 601(b)(2) of Regulation S-K, certain immaterial provisions of the agreement that would likely cause competitive harm to the Company if publicly disclosed have been redacted. The Company hereby undertakes to furnish supplementally an unredacted copy of the agreement to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any documents so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harvest Oil & Gas Corp.
(Registrant)

Date: November 14, 2019	By:	/s/ RYAN STASH
Ryan Stash
Vice President and Chief Financial Officer