Form 10-K
period 2019-12-31
Harvest Oil & Gas Corp.
filed 2020-04-14
CIK 1361937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☑

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES  ☑  NO  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants was approximately $40.7 million as of June 28, 2019 (based on the last sale price of such common stock as reported on the OTCQX U.S. Premier Marketplace).

As of April 8, 2020, the registrant had 10,173,707 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY  REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We operate one reportable segment engaged in the development and production of oil and natural gas properties. As of December 31, 2019, our oil and natural gas properties are located in the Appalachian Basin (which includes the Utica Shale), Michigan, the Barnett Shale, and the Permian Basin. As of December 31, 2019, we had estimated net proved reserves of 155.8 Bcfe and a standardized measure of $106.9 million. Of our total net proved reserves, 100% are proved developed, 76% are natural gas and 88% are operated.

We continue to review strategic alternatives in order to maximize shareholder value. We divested significant assets during 2019 and are also actively considering the potential divestiture of all of our remaining assets as well as a potential sale or merger of the Company. In addition, we are reviewing options to reduce our overall cost structure to more closely align with our asset base. There can be no assurance that we will be successful in the near-term in divesting our remaining assets or merging the Company and the outcome of our cost-cutting efforts is still being developed.

Emergence from Voluntary Reorganization under Chapter 11

On March 13, 2018, EVEP and 13 affiliated debtors (collectively, the “Debtors”) entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain stakeholders which set forth, subject to certain conditions, the commitment of the Debtors and the consenting creditors to support a comprehensive restructuring of the Debtors’ long-term debt (the “Restructuring”). On April 2, 2018 (the “Petition Date”), the Debtors each filed Chapter 11 proceedings under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, EVEP continued to operate its business and manage its properties under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court as “Debtors-in-Possession.” On May 17, 2018, the Bankruptcy Court entered an order confirming the Plan.

On June 4, 2018 (the “Effective Date”) the Debtors’ plan of reorganization (the “Plan”) became effective in accordance with its terms. In accordance with the Plan, EVEP’s equity was cancelled, EVEP transferred all of its assets and operations to Harvest, EVEP was dissolved and Harvest became the successor reporting company to EVEP pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Note 2 and Note 3 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

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

Current Developments

Global Industry Downturn

In late March 2020, NYMEX WTI crude oil prices and Henry Hub natural gas prices declined significantly, trading as low as $19.27 per barrel and $1.52 per MMBtu, respectively, as a result of market concerns about the ability of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia to agree on implementing further production cuts in response to weaker worldwide demand, and to the outbreak of a highly transmissible and pathogenic coronavirus (“COVID-19”). We intend to tailor our operating plan and strategy, including asset base reviews and divestitures, in view of the existing and expected pricing environment.

Our Operating Plan and Strategy

Our overall operating plan includes regular reviews of our asset base and cost structure to maximize cash flow. We continue to review strategic alternatives in order to maximize shareholder value. We are actively considering the potential divestiture of all of our remaining assets as well as a potential sale or merger of the Company. There can be no assurance that any such evaluations or reviews will result in one or more transactions or other strategic change or outcome.

We also focus our efforts on minimizing the decline in our reserves and production while controlling costs at a level that is appropriate for long–term operations. Our future cash flows from operations are dependent upon our ability to manage our overall cost structure. As initial reservoir pressures are depleted, production from our wells decreases. We attempt to mitigate or reduce this natural decline through workover and drilling operations.

In order to mitigate the impact of lower prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. Although we have entered into derivative contracts covering a portion of our future production through December 2020, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices at which we can enter into derivative contracts for additional volumes in the future. We have mitigated, but not eliminated, the potential effects of changing prices on our cash flows from operations for 2020.

Prices for oil, natural gas and natural gas liquids have significantly declined since December 31, 2019. These lower prices could affect our business in numerous ways, including, a negative impact on the Company’s revenues, earnings and cash flows in 2020 and future years and a decrease in proved reserves and possible impairments of the Company’s remaining oil and natural gas properties.

Divestitures

During January 2019, we sold all of our 4.2 million shares of common stock of Magnolia Oil & Gas Corporation (NYSE: MGY) (“Magnolia”) for net proceeds of $51.7 million.

In January 2019, we closed on the sale of certain oil and natural gas properties in the Mid-Continent area to a third party for total consideration of $1.8 million, net of purchase price adjustments. We did not record a gain, loss or impairment related to this sale.

In April 2019, we closed on the sale of all of our (i) oil and natural gas properties in the San Juan Basin and (ii) membership interests in EnerVest Mesa, LLC, a wholly-owned subsidiary of EV Properties, L.P., to a third party for total consideration of $36.8 million, net of purchase price adjustments, of which $0.3 million is receivable related to the final purchase price settlement and is included in “Accounts receivable – other” on the consolidated balance sheets. We expect to receive these proceeds in 2020. We recognized impairment expense of $25.4 million during the year ended December 31, 2019 related to this sale.

During the second quarter of 2019, we closed on the sale of certain oil and natural gas properties in the Mid-Continent area to a third party for total consideration of $2.2 million, net of purchase price adjustments, which included $0.9 million of preferential rights to purchase that were exercised by other working interest owners. We recognized impairment expense of $1.8 million during the year ended December 31, 2019 related to this sale.

In September and December of 2019, we closed on the sale of substantially all of its oil and natural gas properties in the Barnett Shale for total consideration of $68.4 million, net of purchase price adjustments. The sale of the remaining oil and natural gas properties in the Barnett Shale are expected to close during the first half of 2020 for total consideration of $0.1 million subject to customary purchase price adjustments.  We recognized impairment expense of $78.1 million during the year ended December 31, 2019 related to this sale. As of December 31, 2019, the remaining oil and natural gas properties in the Barnett Shale were classified as held for sale; $0.1 million of the assets held for sale and less than $0.1 million of the ARO classified as liabilities held for sale on the consolidated balance sheets were attributable to these oil and natural gas properties not yet sold.

In September 2019, we closed on the sale of certain oil and natural gas properties in the Mid-Continent area to a third party for total consideration of $4.9 million, net of purchase price adjustments, of which $0.4 million is payable related to the final purchase price settlement and is included in “Accounts payable and accrued liabilities” on the consolidated balance sheets. We recognized a gain of $0.2 million during the year ended December 31, 2019 related to this sale.

In November 2019, we closed on the sale of all of its oil and natural gas properties in the Monroe Field in Northern Louisiana for total consideration due to the buyer of less than $0.1 million, net of purchase price adjustments, of which $0.2 million is receivable related to the final purchase price settlement and is included in “Accounts receivable – other” on the consolidated balance sheets. We expect to receive these proceeds in 2020. We recognized impairment expense of $2.1 million during the year ended December 31, 2019 related to this sale.

In December 2019, we closed on the sale of substantially all of its oil and natural gas properties in the Permian Basin for total consideration of $2.9 million,  net of purchase price adjustments. The sale of the remaining oil and gas properties in the Permian Basin are expected to close during the first half of 2020 for total consideration of $0.1 million subject to customary purchase price adjustments.  We recognized impairment expense of $8.0 million during the year ended December 31, 2019 related to this sale.  As of December 31, 2019, the remaining oil and natural gas properties in the Permian Basin were classified as held for sale; $0.2 million of the assets held for sale and $0.1 million of the ARO classified as liabilities held for sale on the consolidated balance sheet were attributable to these oil and natural gas properties not yet sold.

In the fourth quarter of 2019, we closed on multiple sales comprising the remaining of its oil and natural gas properties in the Mid-Continent area for the total consideration of $0.7 million, net of purchase price adjustments. We recognized impairment expense of $4.9 million during the year ended December 31, 2019 related to these sales.

In 2019, we closed on multiple sales of certain its non-core oil and natural gas properties for total consideration of $0.7 million. We recognized a gain of $0.1 million during the year ended December 31, 2019 related to these sales.

In March 2020, we signed a purchase and sale agreement to sell all of its Michigan oil and natural gas properties for a purchase price of $4.8 million, subject to an adjustment based on the value of certain derivative contracts and other customary purchase price adjustments. As a result, we recognized an impairment of $8.8 million during the year ended December 31, 2019.

See Note 8 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

Our Relationship with EnerVest

As a result of the Restructuring, EnerVest, Ltd. (“EnerVest”) is no longer a related party to the Company. However, we continue to have a relationship with EnerVest through a services agreement entered into in connection with the Restructuring (the “Services Agreement”), with an initial term through December 31, 2020, pursuant to which EnerVest operates the majority of our properties and provides other administrative services. See Note 14 and 18 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” contained herein for additional information regarding the Services Agreement and the related party status of EnerVest, respectively.

Oil and Natural Gas Operations and Properties

As of December 31, 2019, our oil and natural gas properties were located in the Appalachian Basin (which includes the Utica Shale), Michigan, the Barnett Shale and the Permian Basin.

Appalachian Basin (including the Utica Shale)

Our activities are concentrated in the Ohio and West Virginia areas of the Appalachian Basin. Our Ohio area properties are producing primarily from the Knox and Clinton formations and other Devonian age sands in 40 counties in Eastern Ohio and 8 counties in Western Pennsylvania. Our West Virginia area properties are producing primarily from the Balltown, Benson and Big Injun formations in 22 counties in North Central West Virginia. Our estimated net proved reserves as of December 31, 2019 were 99.6 Bcfe, 63% of which is natural gas. During 2019, we did not drill any wells in the Appalachian Basin. As of December 31, 2019, we owned an average 60% working interest in 9,787 gross productive wells in this area.

Michigan

Our properties are located in the Antrim Shale reservoir, primarily in Otsego, Montmorency and Manistee counties in northern Michigan. Our estimated net proved reserves as of December 31, 2019 were 55.8 Bcfe, 98% of which is natural gas. During 2019,  we did not drill any wells in Michigan. As of December 31, 2019, we owned an average 70% working interest in 1,360 gross productive wells in this area. In March 2020, we signed a purchase and sale agreement to sell our Michigan properties. See “—Current Developments—Divestitures” above for additional information.

Barnett Shale

Our properties are located in Denton, Parker and Wise counties in Northern Texas. Our estimated net proved reserves as of December 31, 2019 were 0.3 Bcfe, 100% of which is natural gas. During 2019, we did not drill any wells in the Barnett Shale. As of December 31, 2019, we owned an average 21% working interest in 13 gross productive wells in this area. The sale of the remaining oil and gas properties in the Barnett Shale are expected to close during the first half of 2020. See “—Current Developments—Divestitures” above for additional information.

Permian Basin

Our properties are primarily located in the Lea and Eddy counties in New Mexico. Our estimated net proved reserves as of December 31, 2019 were 0.1 Bcfe, 34% of which is natural gas. During 2019,  we did not drill any wells in the Permian Basin. As of December 31, 2019, we owned an average 96% working interest in 3 gross productive wells in this area. The sale of the remaining oil and gas properties in the Permian Basin is expected to close during the first half of 2020. See “—Current Developments—Divestitures” above for additional information.

Our Oil, Natural Gas and Natural Gas Liquids Data

Our Reserves

Oil, natural gas and natural gas liquids reserve information presented herein is derived from our reserve reports prepared by Wright & Company, Inc. (“Wright”), our independent reserve engineers. All of our proved reserves are located in the United States. The following table presents our estimated net proved reserves at December 31, 2019:

			Natural Gas
		Natural Gas	Liquids
	Oil (MMBbls)	(Bcf)	(MMBbls)	Bcfe
Proved reserves:
Developed	5.6	118.0	0.7	155.8
Undeveloped	—	—	—	—
Total	5.6	118.0	0.7	155.8

In addition, the following table summarizes information about our proved reserves by geographic region as of December 31, 2019:

	Estimated Net Proved Reserves
			Natural Gas
	Oil	Natural Gas	Liquids
	(MMBbls)	(Bcf)	(MMBbls)	Bcfe
Appalachian Basin	5.6	63.0	0.5	99.6
Michigan (1)	—	54.6	0.2	55.8
Barnett Shale (1)	—	0.3	—	0.3
Permian Basin (1)	—	0.1	—	0.1
Total	5.6	118.0	0.7	155.8

(1)The sales of the remaining oil and gas properties in the Barnett Shale and Permian Basin are expected to close during the first half of 2020. In March 2020, we signed a purchase and sale agreement to sell our Michigan properties. See “—Current Developments—Divestitures” above for additional information.

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

At December 31, 2019, our proved reserves had a standardized measure of discounted future net cash flows of $106.9 million and a present value of future net pre-tax cash flows attributable to estimated net proved reserves, discounted at 10% per annum (“PV-10”) of $110.5 million.  PV–10, is a computation of the standardized measure of discounted future net cash flows on a pre–tax basis and is computed on the same basis as standardized measure but does not include a provision for federal income taxes, Texas gross margin tax or other state taxes. PV–10 is considered a non–GAAP financial measure under the regulations of the SEC. We believe PV–10 to be an important measure for evaluating the relative significance of our oil and natural gas properties. We further believe investors and creditors may utilize our PV–10 as a basis for comparison of the relative size and value of our reserves to other companies. PV–10, however, is not a substitute for the standardized measure. Our PV–10 measure and standardized measure do not purport to present the fair value of our reserves.

The table below provides a reconciliation of PV–10 to the standardized measure at December 31, 2019 (dollars in millions):

Standardized measure	$106.9
Future income taxes, discounted at 10%	3.6
PV-10	$110.5

Our Proved Undeveloped Reserves

We annually review all PUDs to ensure an appropriate plan for development exists. At December 31, 2019, we had no PUDs compared with 13.4 Bcfe of PUDs at December 31, 2018. The following table describes the changes in PUDs during 2019:

Bcfe
PUDs as of December 31, 2018	13.4
Revisions of previous estimates	(1.1)
Sales of minerals in place	(12.3)
PUDs as of December 31, 2019	—

The following describes the material changes to our PUDs during 2019:

Revisions of previous estimates.  The review of our PUDs for 2019 resulted in a revision of 1.1 Bcfe. This change from prior estimates related to our PUDs primarily results from change in commodity pricing and the availability of capital required to develop the PUDs within the SEC five-year development limitation on PUDs.

Sales of minerals in place.  During 2019, we sold certain of our oil and gas properties in Barnett Shale which included 12.3 Bcfe of PUDs.

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

Our controls over reserve estimates included retaining Wright as our independent petroleum engineers. We provided information about our oil and natural gas properties, including production profiles, prices and costs, to Wright, and they prepared their own estimate of our reserves attributable to our properties. All of the information regarding reserves in this annual report on Form 10–K is derived from the report of Wright, which is included as an exhibit to this annual report on Form 10–K.

The principal engineer at Wright responsible for preparing our reserve estimates is D. Randall Wright, the President of Wright. Mr. Wright is a licensed professional engineer in the state of Texas (license #43291) with over 45 years of experience in petroleum engineering.

We and EnerVest maintain an internal staff of petroleum engineers, geoscience professionals and petroleum landmen who work closely with Wright to ensure the integrity, accuracy and timeliness of data furnished to Wright in their reserves estimation process. Our Vice President of Acquisitions and Engineering reviews and approves the reserve information compiled by our internal staff. Our technical team meets regularly with representatives of Wright to review properties and discuss the methods and assumptions used by Wright in their preparation of the year end reserves estimates. Our technical team and Vice President of Acquisitions and Engineering also meet regularly to review the methods and assumptions used by Wright in their preparation of the year end reserves estimates.

The audit committee of our board of directors meets with management, including the Vice President of Acquisitions and Engineering, to discuss matters and policies related to our reserves.

Our Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2019. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have a working interest, regardless of our percentage interest. A net well is not a physical well, but is a concept that reflects the actual total working interest we hold in a given well. We compute the number of net wells we own by totaling the percentage interests we hold in all our gross wells. Operated wells are the wells operated by EnerVest in which we own an interest.

Our wells may produce both oil and natural gas. We classify a well as an oil well if the net equivalent production of oil was greater than natural gas for the well.

	Gross Wells			Net Wells
		Natural			Natural
	Oil	Gas	Total	Oil	Gas	Total
Appalachian Basin:
Operated	1,621	4,064	5,685	1,574	3,813	5,387
Non–operated	436	3,666	4,102	32	449	481
Michigan: (1)
Operated	1	1,184	1,185	1	942	943
Non–operated	23	152	175	2	8	10
Barnett Shale: (1)
Operated	—	—	—	—	—	—
Non–operated	—	13	13	—	3	3
Permian Basin: (1)
Operated	—	3	3	—	3	3
Non–operated	—	—	—	—	—	—
Total (2)	2,081	9,082	11,163	1,609	5,218	6,827

(1)The sales of the remaining oil and gas properties in the Barnett Shale and Permian Basin are expected to close during the first half of 2020. In March 2020, we signed a purchase and sale agreement to sell our Michigan properties. See “—Current Developments—Divestitures” above for additional information.

(2)In addition, we own small royalty interests in over 1,000 wells.

Our Developed and Undeveloped Acreage

The following table sets forth information relating to our leasehold acreage as of December 31, 2019:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Appalachian Basin	596,554	455,128	320,269	258,273
Michigan (1)	86,500	65,361	1,038	1,035
Barnett Shale (1)	755	292	12	4
Permian Basin (1)	40	18	—	—
Total	683,849	520,799	321,319	259,312

(1)The sales of the remaining oil and gas properties in the Barnett Shale and Permian Basin are expected to close during the first half of 2020. In March 2020, we signed a purchase and sale agreement to sell our Michigan properties. See “—Current Developments—Divestitures” above for additional information.

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

Production, Average Sales Price and Average Production Cost by Field

The following table sets forth our production, production prices and production costs for the Successor year ended December 31, 2019 and seven months ended December 31, 2018, and for the Predecessor five months ended May 31, 2018 and year ended December 31, 2017 from the Appalachian Basin and Michigan, which are the only fields during those years for which our estimated net proved reserves at December 31, 2019 attributable to the field represented 15% or more of our total estimated net proved reserves at December 31, 2019:

	Successor		Predecessor
		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	May 31,	December 31,
	2019	2018	2018	2017
Oil
Production (MBbls):
Appalachian Basin	440	290	209	541
Michigan	4	—	—	—

Average sales price per Bbl:
Appalachian Basin	$54.31	$62.22	$61.63	$47.29
Michigan	$51.58	$—	$—	$—

Natural Gas
Production (MMcf):
Appalachian Basin	7,844	5,159	3,458	11,465
Michigan	4,280	—	—	—

Average sales price per Mcf:
Appalachian Basin	$2.44	$2.78	$2.44	$2.45
Michigan	$2.44	$—	$—	$—

Natural Gas Liquids
Production (MBbls):
Appalachian Basin	33	26	29	43
Michigan	10	—	—	—

Average sales price per Bbl:
Appalachian Basin	$16.95	$20.00	$28.79	$15.53
Michigan	$18.56	$—	$—	$—

Average unit costs per Mcfe:
Lease operating expenses per Mcfe (1)
Appalachian Basin	$2.46	$2.23	$2.31	$1.85
Michigan	$2.00	$—	$—	$—

(1)Excluding ad valorem taxes.

Our Drilling Activity

We do not currently have any planned drilling activity, but would expect to concentrate any future drilling activity on low risk development drilling opportunities. The number and types of wells we may drill in the future would vary depending on the commodity price environment, the amount of funds we have available for drilling, the cost of each well, the size of the fractional working interests we acquire in each well, the estimated recoverable reserves attributable to each well and the accessibility to the well site.

For the year ended December 31, 2019, we did not participate in the drilling of any development wells.

The following table summarizes our approximate gross and net interest in development wells completed during the year ended December 31, 2018 and 2017, regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	2018	2017
Gross wells:
Productive	30.0	33.0
Dry	—	—
Total	30.0	33.0
Net wells:
Productive	6.3	3.8
Dry	—	—
Total	6.3	3.8

We did not drill any exploratory wells during the year ended December 31, 2019 or the seven months ended December 31, 2018. The Predecessor did not drill any exploratory wells during the five months ended May 31, 2018 or the year ended December 31, 2017.

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

During 2019,  Bedrock Production, LLC., Ergon Oil Purchasing, INC. and American Refining Group, INC. accounted for 17.4%, 11.4% and 10.1%, respectively, of consolidated oil, natural gas and natural gas liquids revenues. During 2018, Energy Transfer Operating, L.P. accounted for 15.5% of consolidated oil, natural gas and natural gas liquids revenues. In 2017, Energy Transfer Partners, L.P. and EnLink Midstream Partners, L.P. accounted for 15.5% and 11.0%, respectively, of the Predecessor’s consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of a major customer would have a temporary effect on our revenues but that over time, we would be able to replace our major customers.

Information regarding our delivery commitments is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” contained herein.

Competition

The oil and natural gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil and natural gas companies in contracting for drilling rigs and related equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours. In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which have delayed development drilling and other exploitation activities and have caused significant price increases. We are unable to predict when, or if, such shortages may occur or how they would affect any future development and exploitation by us.

Seasonal Nature of Business

Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other operations primarily in certain areas of the Appalachian Basin and Michigan. As a result, we generally perform the majority of our drilling in these areas during the summer and autumn months. These seasonal anomalies can pose challenges for meeting our drilling objectives and increase competition for equipment, supplies and personnel during the drilling season, which could lead to shortages and increased costs or delay our operations. Generally, demand for natural gas is higher in summer and winter months. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter natural gas requirements during off–peak months. This can also lessen seasonal demand fluctuations.

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

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on our operating costs. In general, the oil and natural gas industry has recently been the subject of increased legislation and regulatory attention with respect to environmental matters. In early 2017, the US Environmental Protection Agency (the “EPA”) identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for fiscal years 2018 and 2019; however, in 2019, the EPA proposed to transition its focus to significant public health and environmental problems without regard to sector and the energy extraction enforcement initiative was discontinued as of the end of fiscal year 2019. Even if regulatory burdens temporarily ease, the historic trend of more expansive and stricter environmental regulation may continue for the long term.

The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous solid waste. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, we generate waste as a routine part of our operations that may be subject to RCRA. Although a substantial amount of the waste generated in our operations are regulated as non-hazardous solid waste rather than hazardous waste, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous or exempt waste or categorize some non-hazardous or exempt waste as hazardous in the future. For example, following the filing of a lawsuit in the US District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, the EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016. Under the consent decree, the EPA was required to propose, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. In April 2019, the EPA determined in a document entitled “Management of Oil and Gas Exploration, Development and Production Wastes: Factors Informing a Decision on the Need for Regulatory Action” that revisions to these oil and gas waste regulations were not necessary because the main causes for uncontrolled releases of oil and gas waste are appropriately and more readily addressed within the framework of existing state regulatory programs. Non-exempt waste is subject to more rigorous and costly disposal requirements. Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our results of operations and financial position.

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

Clean Water Act

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including discharges, spills and leaks of produced water and other oil and natural gas wastes, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the US Army Corps of Engineers (the “Corps”). In June 2015, the EPA issued a final rule revising its definition of “waters of the United States” (the “Clean Water Rule”) which was stayed nationwide by the US Sixth Circuit Court of Appeals in October 2015. In January 2018, the US Supreme Court ruled that the rule revising the definition of the term “waters of the United States” must first be reviewed in federal district courts, which resulted in a withdrawal of the Sixth Circuit stay. The EPA proposed to repeal the Clean Water Rule in July 2017 in December 2018, the EPA and the Corps issued a proposed rule revising the definition of “waters of the United States” that would provide discrete categories of jurisdictional waters and tests for determining whether a particular waterbody meets any of those classifications. In October 2019, the EPA issued a final rule repealing the Clean Water Rule (which became effective in December 2019 and has already been challenged in federal district courts in New Mexico, New York, and South Carolina). Litigation regarding the Clean Water Rule in the federal district courts resulted in patchwork application of the rule in some states (e.g. Pennsylvania), but not others (e.g. Texas, Louisiana) and the October 2019 final repeal rule sought to undo this division and revive the 1986 regulations that were in place before the Clean Water Rule was issued. The final rule revising the definition of “waters of the United States” is expected in 2020 and several groups have already announced their intention to challenge that rule. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, we may be liable for penalties and cleanup and response costs.

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

Legislation was introduced in prior sessions of Congress to provide for federal regulation of hydraulic fracturing by eliminating the current exemption in the SDWA, and, further, to require disclosure of the chemicals used in the fracturing process, but did not pass. Also, some states and local or regional regulatory bodies have adopted, or are considering adopting, regulations that could restrict or ban hydraulic fracturing in certain circumstances or that require disclosure of chemicals in the fracturing fluids. For example, New York has imposed a ban on hydraulic fracturing. Further, Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed, and Wyoming and Texas have adopted legislation requiring drilling operators conducting hydraulic fracturing activities in that state to publicly disclose the chemicals used in the fracturing process. States have also considered or adopted other restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; restrictions on access to, and usage of, water; and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. Further, the EPA has published guidance on hydraulic fracturing using diesel. The EPA has also published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants.  The Bureau of Land Management (the “BLM”) published a final rule that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands but, in late 2017, the BLM repealed this rule following years of litigation. The rescission of this rule is being challenged by several environmental groups and states in ongoing litigation (oral arguments were heard in the case in January 2020).

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

The EPA has adopted rules to regulate methane emissions, including, as of June 2016, from new and modified oil and gas production sources and natural gas processing and transmission sources, and has announced its intention to regulate methane emissions from existing oil and gas sources. However, in September 2018, the EPA, under the new administration, did propose amendments to the NSPS Subpart OOOOa standards that would relax the requirements implemented in June 2016. In addition, in April 2018, a coalition of states filed a lawsuit aiming to force EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas sector; that lawsuit is currently pending (as of October 2019, the EPA had requested a stay of the litigation pending its proposed overhaul of the 2016 methane requirements). In September 2019, the EPA proposed to remove transmission sources from the purview of the 2012 and 2016 rules, thereby rescinding the NSPS standards currently applicable to such sources, including limitations on methane emissions. The proposed rule would also rescind methane emissions limits for production and processing sources, but would maintain emissions limits for volatile organic compounds, reasoning that a reduction in such emissions also reduces methane, so separate methane limitations would be redundant. In the alternative, EPA also proposed to rescind the methane requirements in the NSPS for all oil and natural gas sources, without removing any sources from the source category. The status of future regulation remains unclear but revisions to the NSPS standards could require changes to our operations, including the installation of new emission control equipment. Simultaneously with the methane rules, the EPA adopted new rules governing the aggregating of multiple surface sites into a single-source of air quality permitting purposes, a change which could impact the applicability of permitting requirement to our operations and subject certain operations to additional regulatory requirements. We continuously evaluate the effect of these rules on our operations. In late 2016, the BLM adopted a rule governing flaring and venting on public and tribal lands, which could require additional equipment and emissions controls as well as inspection requirements. Similar to the EPA rule, in September 2018, the BLM issued a rule that relaxes or rescinds certain requirements of its November 2016 rule. This rule has been challenged in court by both California and New Mexico and litigation is ongoing. Additionally, the US House of Representatives passed a resolution under the Congressional Review Act disapproving the rules; however, the Senate action failed. If allowed to stand, these additional regulations on our air emissions are likely to result in increased compliance costs and additional operating restrictions on our business.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act (“NEPA”) which requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Depending on the mitigation strategies recommended in the Environmental Assessment or Environmental Impact Statement, we could incur added costs, which may be significant. Reviews and decisions under NEPA are also subject to protest or appeal, any or all of which may delay or halt projects. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects. In January 2020, the White House Council on Environmental Quality (“CEQ”) proposed changes to NEPA regulations designed to overhaul the system and speed up federal agencies’ approval of projects. Among other things, the rule proposes to narrow the definition of “effects” to exclude the terms “direct,” “indirect,” and “cumulative” and redefine the term to be “reasonably foreseeable” and having “a reasonably close causal relationship to the proposed action or alternatives.”  Changes to the NEPA regulations could have an effect on our operations and our ability to obtain governmental permits. We continuously evaluate the effect of new rules on our business.

Climate Change Legislation

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them. In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. Some states, regions and localities have adopted or have considered programs to address GHG emissions. In addition, both houses of Congress previously considered legislation to reduce emissions of greenhouse gases and many states have adopted or considered measures to establish GHG emissions reduction levels, often involving the planned development of GHG emission inventories and/or GHG cap and trade programs; this legislation was not passed. In addition, there are Congressional proposals that could result in significant curtailment of oil and natural gas development and production, and hydraulic fracturing in particular, on BLM lands. Depending on the regulatory reach of new CAA legislation implementing regulations or new EPA and/or state, regional or local rules restricting the emission of GHGs, we could incur significant costs to control our emissions and comply with regulatory requirements. In addition, the EPA has adopted a mandatory GHG emissions reporting program which imposes reporting and monitoring requirements on various industries, including onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. Compliance with these requirements has and is anticipated to require us to make investments in monitoring and recordkeeping equipment. We do not believe, however, that our compliance with applicable monitoring, recordkeeping and reporting requirements under the GHG reporting program will have a material adverse effect on our results of operations or financial position. We began reporting emissions in 2012 for emissions occurring in 2011 and continue to report as required on an annual basis.

The EPA began regulating methane emissions, including from new and modified oil and gas production sources and natural gas processing and transmission sources. In June 2016, the EPA published the NSPS Subpart OOOOa standards that require new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and volatile compound emissions. In September 2018, under the new administration, the EPA proposed amendments that would relax the requirements of the Subpart OOOOa standards. In addition, in April 2018, a coalition of states filed a lawsuit aiming to force the EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas sector; that lawsuit is currently pending (as of October 2019, the EPA had requested a stay of the litigation pending its proposed overhaul of the 2016 methane requirements). In September 2019, the EPA proposed to remove transmission sources from the purview of the NSPS standards, thereby rescinding the limitations on methane and volatile organic compounds emissions currently applicable to those sources. The proposed rule would also rescind methane emissions limits for production and processing sources, but would maintain emissions limits for volatile organic compounds, reasoning that a reduction in such emissions also reduces methane, so separate methane limitations would be redundant. In the alternative, EPA also proposed to rescind the methane requirements in the NSPS for all oil and natural gas sources, without removing any sources from the source category. Simultaneously with the methane rules for new and modified sources, the EPA adopted new rules governing the aggregating of multiple surface sites into a single-source of air quality permitting purposes, a change which could impact the applicability of permitting requirement to our operations and subject certain operations to additional regulatory requirements. We continuously evaluate the effect of these rules on our operations.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2019, 2018 and 2017. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2020 or that will otherwise have a material impact on our financial position or results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact on our business activities, financial condition and results of operations.

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

The Mineral Leasing Act of 1920, as amended (the “Mineral Act”) prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies “similar or like privileges” to citizens of the United States. Such restrictions on citizens of a “non-reciprocal” country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation’s lease can be cancelled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non–reciprocal countries, there are presently no such designations in effect. It is possible that our stockholders may be citizens of foreign countries which at some time in the future might be determined to be non–reciprocal under the Mineral Act.

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

Under FERC’s current regulatory regime, interstate transportation services must be provided on an open-access, non-discriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive. The FERC-regulated tariffs and policies, under which interstate pipelines provide such open-access transportation service, contain strict limits on the means by which a shipper may release its pipeline capacity to another potential shipper, which provisions include FERC’s “shipper-must-have-title” rule and the prohibition against buy-sell transactions. Violations by a shipper (i.e., a pipeline customer) of FERC’s capacity release, shipper-must-have-title, or buy sell rules, could subject a shipper to substantial civil penalties and other remedies from FERC.

With respect to its regulation of natural gas pipelines under the NGA, FERC has not generally required the applicant for construction of a new interstate natural gas pipeline to provide information concerning the greenhouse gas (“GHG”) emissions resulting from the activities of the proposed pipeline’s customers. In August 2017, the US Circuit Court of Appeals for the DC Circuit issued a decision remanding a natural gas pipeline certificate application to FERC, and which required FERC to revise its environmental impact statement for the proposed pipeline to analyze potential GHG emissions from specific downstream power plants that the pipeline was designed to serve. To date, FERC has declined to analyze potential upstream GHG emissions that could result from the activities of natural gas producers and marketers to be served by proposed interstate natural gas pipeline projects.  However, the scope of FERC’s obligation to analyze the environmental impacts of proposed interstate natural gas pipeline projects, including the upstream indirect impacts of related natural gas production activity, remains subject to ongoing litigation and contested administrative proceedings at the FERC and in the courts.

Under the Energy Policy Act of 2005, FERC adopted an anti-market manipulation rule and was given greater civil penalty authority under the Natural Gas Act (“NGA”) to impose penalties of approximately $1.0 million per day for each violation of any of its regulations or orders. The prices at which we sell oil, natural gas, or natural gas liquids are not currently subject to federal rate regulation and, for the most part, not subject to state regulation. FERC also has authority to require the disgorgement of profits associated with any violation of its regulations and orders. However, certain sales-for-resale are exempt from FERC jurisdiction and as such, our activities with regards to such sales may not be subject to FERC’s market manipulation jurisdiction.  However, with regard to our physical sales of these energy commodities, we are required to observe anti-market manipulation and disruptive trading practices laws and related regulations enforced by the Commodity Futures Trading Commission (“CFTC”).  Violations of such laws and rules could result in substantial civil penalties and other remedies imposed by the CFTC. Also, under the Energy Independence and Security Act of 2007 and regulations promulgated thereunder, the Federal Trade Commission (“FTC”) has adopted anti-market manipulation rules relating to wholesale crude oil sales. Violations of such laws and rules could result in civil penalties imposed by the FTC.

Sales of our oil and natural gas liquids are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil and natural gas liquids by pipelines are regulated by the FERC under the Interstate Commerce Act (the “ICA”). FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil and natural gas liquids pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil and natural gas liquids pipeline rates. In addition, FERC issued a declaratory order in November 2017, involving a marketing affiliate of an oil pipeline, which held that certain arrangements between that oil pipeline and its marketing affiliate would violate the ICA’s anti-discrimination provisions. FERC held that providing transportation service to its affiliates at what is essentially the variable cost of the movement, while requiring non-affiliated shippers to pay the (higher) filed tariff rate, would violate the ICA. Rehearing has been sought of this FERC order by various pipelines, but FERC has not acted on rehearing. It is uncertain what impact this FERC order may have on other oil pipelines, their marketing affiliates, and the price of oil and other liquids transported by such pipelines.

Gathering services, which occur on pipeline facilities located upstream of FERC-jurisdictional interstate transportation services, are regulated by the states onshore and in state waters. Although FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a FERC jurisdictional transportation function, the FERC’s determination as to the classification of facilities is done on a case-by-case basis. Depending on changes in the function performed by particular pipeline facilities, FERC has in the past reclassified certain FERC-jurisdictional transportation facilities as non-jurisdictional gathering facilities and reclassified certain non-jurisdictional gathering facilities as FERC-jurisdictional transportation facilities. Any such changes could result in an increase to our costs of transporting gas to point-of-sale locations.

The pipelines used to gather and transport natural gas being produced by us are also subject to regulation by the US Department of Transportation (the “DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), the Pipeline Safety Act of 1992, as reauthorized and amended (“Pipeline Safety Act”), the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 PIPES Act”). The DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a risk–based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. In addition, the PHMSA had initially considered regulations regarding, among other things, the designation of additional high consequence areas along pipelines, minimum requirements for leak detection systems, installation of emergency flow restricting devices, and revision of valve spacing requirements. In October 2015, the PHMSA issued proposed new safety regulations for hazardous liquid pipelines, including a requirement that all hazardous liquid pipelines have a system for detecting leaks and that operators establish a timeline for inspections of affected pipelines following extreme weather events or natural disasters. If such revisions to gathering line regulations and liquids pipelines regulations are enacted by the PHMSA, we could incur significant expenses.

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

Although natural gas sales and prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. We cannot predict whether new legislation to regulate natural gas sales or prices might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties. Sales of oil and natural gas liquids are not currently regulated and are made at market prices.

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

Derivatives

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act and establishes federal oversight and regulation of over-the-counter (“OTC”) derivatives and requires the CFTC and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the OTC market. Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized.

In one of its rulemaking proceedings still pending under the Dodd-Frank Act, the CFTC issued on December 16, 2016, and re-issued on February 27, 2020, a re-proposed rule imposing position limits for certain futures and option contracts in various commodities (including crude oil and natural gas) and for swaps that are their economic equivalents. Under the proposed rules on position limits, certain types of hedging transactions are exempt from these limits on the size of positions that may be held, provided that such hedging transactions satisfy the CFTC’s requirements for certain enumerated “bona fide hedging” transactions or positions. A final rule has not yet been issued. Similarly, on December 16, 2016, and re-issued on December 19, 2019, the CFTC has re-issued a proposed rule regarding the capital a swap dealer or major swap participant is required to set aside with respect to its swap business, but the CFTC has not yet issued a final rule.

The CFTC issued a final rule on margin requirements for uncleared swap transactions on January 6, 2016, which includes an exemption from any requirement to post margin to secure uncleared swap transactions entered into by commercial end-users in order to hedge commercial risks affecting their business. In addition, the CFTC has issued a final rule authorizing an exemption from the otherwise applicable mandatory obligation to clear certain types of swap transactions through a derivatives clearing organization and to trade such swaps on a regulated exchange, which exemption applies to swap transactions entered into by commercial end-users in order to hedge commercial risks affecting their business. The mandatory clearing requirement currently applies only to certain interest rate swaps and credit default swaps, but the CFTC could act to impose mandatory clearing requirements for other types of swap transactions. The Dodd-Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations, and on February 20, 2020, the CFTC issued a Notice of Proposed Rulemaking to amend certain swap data recordkeeping and reporting requirements which propose to streamline the requirements for reporting new swaps, define and adopt swap elements that harmonize with international technical guidance, and reduce reporting burdens for reporting counterparties that are not swap dealers or major swap participants.

With regard to our derivatives transactions, we are required to observe anti-market manipulation and disruptive trading practices laws and related regulations enforced by the CFTC. Violations of such laws and rules could result in substantial civil penalties and other remedies imposed by the CFTC.

Other Regulations

In addition to the regulation of oil, natural gas, and natural gas liquids pipeline transportation rates, the oil and natural gas industry generally is subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to occupational safety, resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect upon our stockholders.

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

Currently, we have general liability insurance coverage up to $1.0 million per occurrence, which includes sudden and accidental environmental liability coverage for the effects of pollution on third parties arising from our operations. Our insurance policies contain maximum policy limits and in most cases, deductibles that must be met prior to recovery. These insurance policies are subject to certain customary exclusions and limitations. In addition, we maintain $75.0 million in excess liability coverage, which is in addition to and triggered if the general liability per occurrence limit is reached.

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

Employees

As of December 31, 2019, we have five full–time employees, none of which are field personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

ITEM 1A. RISK FACTORS

Our business and operations are subject to many risks. The risks described below, in addition to the risks described in “Item 1. Business” of this annual report, may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. You should carefully consider the following risk factors together with all of the other information included in this annual report, including the financial statements and related notes, when deciding to invest in us. You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this annual report could have a material adverse effect on our business, financial position, results of operations and cash flows and the trading price of our securities could decline and you could lose all or part of your investment.

Risks Related to our Business

Oil, natural gas and natural gas liquids prices are highly volatile. Depressed prices can significantly and adversely affect our business, financial condition, results of operations and cash flows from operations.

Our revenue, profitability and cash flow depend upon the prices for oil, natural gas and natural gas liquids, and the prices we receive for our production are volatile.  Prices for oil, natural gas and natural gas liquids may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

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

•the ability of members of OPEC to agree to and maintain oil price and production controls;

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

•the price and availability of alternative fuels; and

•global or national health epidemics or concerns, such as the recent COVID-19 outbreak, which may reduce demand for oil, natural gas and related products because of reduced global or national economic activity.

A drop in commodity prices can significantly affect our financial results and cash flows. The ways in which such price decreases could have a material negative effect on our business include:

•a reduction in cash flow, which would decrease funds available to repay any indebtedness or for any future capital expenditures employed to replace reserves and maintain production or reduce production declines; and

•access to sources of capital, such as equity or long-term debt markets, could be severely limited or unavailable.

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

Our financial results are not comparable to our historical financial information prior to our emergence from bankruptcy as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh start accounting.

Upon our emergence from bankruptcy in 2018, we adopted fresh start accounting. Accordingly, our financial conditions and results of operations subsequent to emergence from bankruptcy are not comparable to the financial condition or results of operations reflected in the Predecessor’s historical financial statements prior to our emergence from bankruptcy. Investors may find it more difficult to analyze the performance of the Company due to the limited comparable historical financial information.

Outbreaks of communicable diseases could adversely affect our business, financial condition and results of operations.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for oil and natural gas products. For example, there have been recent outbreaks across the world, including the United States, of a highly transmissible and pathogenic virus that is generally referred to as COVID-19. The outbreak of communicable diseases, or the perception that such an outbreak could occur, could result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that would negatively impact the demand for oil and natural gas products. Furthermore, uncertainty regarding the impact of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in oil and natural gas prices. In addition, if a pandemic or epidemic, including COVID-19, were to impact a location where we have a high concentration of our business and resources, the workforce we depend on could be affected by such occurrence, which could also significantly disrupt our results of operations. The duration of such a disruption and the related financial impact from COVID-19 and other such pandemics cannot be reasonably estimated at this time. The occurrence or continuation of any of these events could lead us to incur additional impairment charges in the future, which could have a material adverse effect on our financial condition, our results of operations and our ability to implement our strategy.

The ability or willingness of the Organization of Petroleum Exporting Countries and other oil exporting nations to set and maintain production levels has a significant impact on commodity prices.

The OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, these negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts will expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could cause us to incur future impairment charges that adversely affect our business, financial condition and results of operations.

We depend on EnerVest to provide us services necessary to operate our business and substantially all of our properties. If EnerVest was unable or unwilling to provide these services, it would result in disruption in our business which could have an adverse effect on our business.

Under the Services Agreement, EnerVest provides services to us such as accounting, human resources, office space, digital infrastructure and other administrative services. If EnerVest was to become unable or unwilling to provide these services, we would need to develop these services internally or arrange for the services from another service provider. Developing the capabilities internally or by retaining another service provider could have an adverse effect on our business, and the services, when developed or retained, may not be of the same quality as provided to us by EnerVest.

EnerVest also operates a substantial amount of our properties pursuant to the Services Agreement. As of December 31, 2019, EnerVest operated oil and natural gas properties representing 88% of our proved oil and gas reserves and also had an economic interest in some of our properties. Our limited control over the operations related to our properties operated by EnerVest is set forth in our Services Agreement. The success and timing of drilling and development activities on the properties operated by EnerVest depends on a number of factors that will be largely outside of our control.

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

During periods of falling commodity prices, our derivative contracts expose us to risk of financial loss if the counterparty to the derivative contract fails to perform its obligations under the derivative contract (e.g., our counterparty fails to perform its obligation to make payments to us under the derivative contract when the market (floating) price under such derivative contract falls below the specified fixed price). To mitigate counterparty credit risk, we conduct our hedging activities with a financial institution who is a lender under our New Credit Facility. Disruptions in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair their ability to perform under the terms of the derivative contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

Our policy has been to hedge a significant portion of our near–term estimated production. However, we are not under an obligation to hedge a specific portion of our production. We have commodity contracts covering approximately 95% of our estimated production attributable to our net proved reserves for 2020. Currently, we have no commodity price hedges for any periods subsequent to 2020. Accordingly, our price hedging strategy may not protect us from significant declines in oil and natural gas prices received for our future production. Conversely, our hedging strategy may limit our ability to realize cash flows from commodity price increases.

The adoption of derivatives legislation and regulations related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

Changes to CFTC regulations could increase the costs to us of entering into financial derivative transactions to hedge or mitigate our exposure to commodity price volatility and other commercial risks affecting our business. While it is not possible at this time to predict when the CFTC will issue final rules applicable to position limits, capital requirements, or swap reporting requirements, depending on our ability to satisfy the CFTC’s requirements for a commercial end-user using swaps to hedge or mitigate our commercial risks, these rules and regulations may require us to comply with position limits and with certain clearing and trade-execution requirements in connection with our financial derivative activities. When a final rule on capital requirements for swap dealers is issued, the Dodd-Frank Act may require our current swap dealer counterparties to post additional capital as a result of entering into uncleared financial derivatives with us, which capital requirements rule could increase the costs to us of future financial derivatives transactions. The Volcker Rule provisions of the Dodd-Frank Act may also require our current bank counterparties that engage in financial derivative transactions to spin off some of their derivatives activities to separate entities, which separate entities may not be as creditworthy as the current bank counterparties. Under such rules, other bank counterparties may cease their current business as hedge providers. These changes could reduce the liquidity of the financial derivatives markets thereby reducing the ability of entities like us, as commercial end-users, to have access to financial derivatives to hedge or mitigate our exposure to commodity price volatility.

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

If we reduce our use of derivative contracts as a result of the new requirements, our results of operations may become more volatile and cash flows less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the law was intended, in part, to reduce the volatility of oil, natural gas and natural gas liquids prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil, natural gas and natural gas liquids. Our revenues could therefore be adversely affected if a consequence of the law and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Should we fail to comply with all applicable statutes, rules, regulations and orders administered by the FERC, CFTC or FTC, we could be subject to substantial penalties and other remedies.

Under the Energy Policy Act of 2005, FERC has been given greater civil penalty authority under the NGA, including the ability to impose penalties of approximately $1.0 million per day for each violation of its rules or orders. FERC also has authority to require the disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our counterparties’ otherwise non-FERC jurisdictional operations to FERC annual reporting and posting requirements. We also may be required to comply with the anti-market manipulation rules enforced by FERC under the NGA.

Under the Commodity Exchange Act (as amended by the Dodd-Frank Act) and regulations promulgated thereunder, the CFTC has adopted anti-market manipulation, fraud and disruptive trading practices rules relating to commodities, futures contracts, options on futures, and swaps. Failure to comply with those rules could lead to imposition of penalties or other remedies by the CFTC. Similarly, under the Energy Independence and Security Act of 2007 and regulations promulgated thereunder, the FTC has adopted anti-market manipulation rules relating to wholesale crude oil sales. Failure to comply with those rules could lead to imposition of penalties by the FTC.

Additional rules and legislation pertaining to those and other matters may be considered or adopted by Congress, the FERC, the CFTC, or the FTC from time to time. Failure to comply with those statutes, regulations, rules and orders could subject us to civil penalty liability.

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

In 2019, we completed divestitures of several of our assets and we have additional divestitures pending, as discussed in “Item 1. Business—Overview—Divestitures,” in accordance with our ongoing review of our asset base in order to maximize shareholder value. Various factors could materially affect our ability to dispose of such assets, including the approvals of governmental agencies or third parties and the availability of purchasers willing to acquire the assets on terms we deem acceptable. Though we continue to evaluate various options for the divestiture of such assets, there can be no assurance that this evaluation will result in any specific action.

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

Unless we replace the reserves we produce, our revenues and production will decline, which would adversely affect our cash flows from operations.

Producing reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our decline rate may change when we drill additional wells or under other circumstances. Our future cash flows and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations. However, due to recent and current commodity prices, we do not currently have plans for development drilling in 2020.

Our estimated reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.

Numerous uncertainties are inherent in estimating quantities of our reserves. Our estimates of our net proved reserve quantities are based upon a report from Wright, an independent petroleum engineering firm used by us. The process of estimating oil, natural gas and natural gas liquids reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and these reports rely upon various assumptions, including assumptions regarding future oil, natural gas and natural gas liquids prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and natural gas liquids attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, our wells are characterized by low production rates per well. As a result, changes in future production costs assumptions could have a significant effect on our proved reserve quantities.

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

Our business depends on gathering and compression facilities owned by third parties and transportation facilities owned by third party transporters and we rely on third parties to gather and deliver our oil, natural gas and natural gas liquids to certain designated interconnects with third-party transporters. Any limitation in the availability of those facilities or delay in providing interconnections to newly drilled wells would interfere with our ability to market the oil, natural gas and natural gas liquids we produce and could reduce our revenues.

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

Both houses of Congress previously considered legislation to reduce emissions of GHGs and many states have adopted or considered measures to reduce GHG emission reduction levels, often involving the planned development of GHG emission inventories and/or cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The adoption and implementation of any legislation or regulatory programs imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil, natural gas and natural gas liquids that we produce. Additionally, growing attention to climate change risks has resulted in increased likelihood of governmental investigations and private litigation, which could increase our costs or otherwise adversely affect our business.

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. The EPA has adopted rules to regulate methane emissions, including, as of June 2016, from new and modified oil and gas production sources and natural gas processing and transmission sources, and has announced its intention to regulate methane emissions from existing oil and gas sources. However, in September 2018, the EPA, under the new administration, did propose amendments to the New Source Performance Standards (“NSPS”) Subpart OOOOa standards that would relax the requirements implemented in June 2016. In addition, in April 2018, a coalition of states filed a lawsuit aiming to force the EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas sector; that lawsuit is currently pending (as of October 2019, the EPA had requested a stay of the litigation pending its proposed overhaul of the 2016 methane requirements). In August 2019, the EPA proposed a significant rollback to the 2016 rule that, if finalized, would rescind the volatile organic compound and methane requirements applicable to transmission sources and the methane requirements for production and processing sources, or in the alternative, rescind methane requirements applicable to all oil and natural gas sources. In late 2016, the Bureau of Land Management (the “BLM”) adopted a rule governing flaring and venting of methane from existing wells and other facilities on public and tribal lands, which could require additional equipment and emissions controls as well as inspection requirements. This rule has been challenged in court by California and New Mexico and litigation is ongoing. Additionally, the US House of Representatives passed a resolution under the Congressional Review Act disapproving the rules; however, the Senate action failed.

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

Oil and gas exploration and production activities are complex and involve risks that could lead to legal proceedings resulting in the incurrence of substantial liabilities.

Like many oil and gas companies, we are from time to time involved in various legal and other proceedings in the ordinary course of business, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liabilities, penalties or sanctions may be insufficient, and judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

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

As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, also have increased. A cyber-attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of-service on websites. SCADA-based systems are potentially vulnerable to targeted cyber-attacks due to their critical role in operations.

Our technologies, systems, networks, and those of our vendors and service providers may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.

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

•a  cyber-attack on a vendor or service provider could result in supply chain disruptions which could delay or halt a development project, effectively delaying the start of cash flows from the project;

•a cyber-attack on a third party gathering or pipeline service provider could prevent us from marketing our production, resulting in a loss of revenues;

•a cyber-attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues;

•a cyber-attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;

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

Risks Related to our Common Stock

We have no current plans to pay dividends on our common stock and, consequently, our stockholders’ only opportunities to achieve a return on their investment may be our stock price’s potential appreciation or our potential dissolution and liquidation or sale for cash.

We have no current plans to pay dividends on our common stock. Consequently, unless our board of directors authorizes the payment of dividends in the future, one of our stockholders’ only opportunities to achieve a return on their investment in us will be if the market price of our common stock appreciates, which may not occur, and the stockholders sell their shares at a profit. There is no guarantee that the price of our common stock will ever exceed the price that the stockholders paid. Additionally, our stockholders could achieve a return on their investment in the event our board of directors pursues a dissolution and liquidation or sale for cash. In the event of a dissolution and liquidation or sale, whether voluntary or involuntary, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision. In addition, if our board of directors were to approve and recommend and pursue a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the proceeds and/or our assets may not be sufficient to repay the aggregate investment you purchased in our company. In this event, you could lose some or all of your investment.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

Certain of our stockholders own a significant portion of our outstanding common stock. As of December 31, 2019, funds associated with Finepoint Capital LP and FS Investments collectively owned approximately 46% of our outstanding stock and CQS (UK) LLP owned approximately 24% of our outstanding stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in the Company. Such transactions might adversely affect us or other holders of our common stock.

Our significant concentration of share ownership may adversely affect the trading price of our common stock.

As of December 31, 2019, funds associated with Finepoint Capital LP and FS Investments collectively owned approximately 46% of our outstanding stock and CQS (UK) LLP owned approximately 24% of our outstanding stock, and Finepoint Capital LP and FS Investments each have a representative on our board of directors. Our significant concentration of share ownership may adversely affect the trading price of our common stock because of the lack of trading volume in our stock and because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

We may choose to deregister our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and would result in less disclosure about the Company.

Given the cost and resource demands of being a public company, we may decide to “go dark,” or discontinue our obligation to make periodic filings with the SEC, by deregistering our securities. After going dark, there would be a substantial decrease in disclosure by us of our operations and prospects, and a substantial decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock on the OTC Pink Sheets. As a result of going dark, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our common stock in the secondary market may be materially limited.

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

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset- backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a non-affiliated public float of less than $250 million or annual revenues of less than $100.0 million and public float of less than $700 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to an “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding our properties is contained in “Item 1. Business — Overview,” “Item 1. Business —  Oil and Natural Gas Producing Activities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” contained herein.

ITEM 3. LEGAL PROCEEDINGS

We are involved in disputes or legal actions arising in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material effect on our consolidated financial statements. No amounts, other than as described below, were accrued as of December 31, 2019 or 2018.

In August 2018, we were notified by the Office of Natural Resources Revenue (“ONRR”) of potential underpayments of royalties related to certain leases for the period of 2009 through 2018. We have submitted amended royalty filings for the period of 2009 to 2018, pursuant to which Harvest has an additional liability of approximately $5.0 million. This amount will be paid upon ONRR review and concurrence with the accuracy of royalties per the amended filings.  We recognized an accrual for the estimated liability for the period of 2009 to 2018 as of both December 31, 2019 and 2018.

Also, in August 2019, we agreed to a litigation settlement of $0.6 million related to such matters in the ordinary course of business, the expense for which is included in “General and administrative expenses” in the consolidated statements of operations for the year ended December 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTCQX U.S. Premier Marketplace (the “OTCQX”) under the symbol “HRST.” As of April 8, 2020, we had 10,173,707 shares of common stock issued and outstanding, held by approximately 279 registered holders.

Issuer Purchases of Equity Securities

On December 3, 2019, the board of directors of Harvest approved a share repurchase program that gives the Company the ability to repurchase up to $5.0 million of shares of the Company’s outstanding common stock (the “Repurchase Program”). See Note 15 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

The Company repurchased the following shares under the Repurchase Program and from employees for the payment of withholding taxes due on vesting awards of restricted stock units previously issued under our share-based compensation plan:

			Total Number of Shares	Approximate Dollar Value
	Total Number of Shares	Average Price	Purchased as Part of	of Shares that may yet
Period	Purchased	Per Share	Publicly Announced Program	be Purchased Under Program
June 2019	11,692	$14.40	n/a	n/a
September 2019	10,469	$12.21	n/a	n/a
December 2019	3,032	$6.34	2,379	4,984,796

ITEM 6. SELECTED FINANCIAL DATA

 Not presented in accordance with smaller reporting company guidelines.

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

We operate one reportable segment engaged in the development and production of oil and natural gas properties. As of December 31, 2019, our oil and natural gas properties are located in the Appalachian Basin (which includes the Utica Shale), Michigan, the Barnett Shale, and the Permian Basin. As of December 31, 2019, we had estimated net proved reserves of 155.8 Bcfe and a standardized measure of $106.9 million. Of our total net proved reserves, 100% are proved developed, 76% are natural gas and 88% are operated.

We continue to review strategic alternatives in order to maximize shareholder value. We divested significant assets during 2019 and are also actively considering the potential divestiture of all of our remaining assets as well as a potential sale or merger of the Company. In addition, we are reviewing options to reduce our overall cost structure to more closely align with our asset base. There can be no assurance that we will be successful in the near-term in divesting our remaining assets or merging the Company and the outcome of our cost-cutting efforts is still being developed.

Divestitures

During 2019 and 2020, we announced or closed a number of divestitures. See Note 8 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

Emergence from Voluntary Reorganization under Chapter 11

On March 13, 2018, the Debtors entered into the Restructuring Support Agreement with certain stakeholders which set forth, subject to certain conditions, the commitment of the Debtors and the consenting creditors to support a comprehensive restructuring of the Debtors’ long-term debt (the “Restructuring”). On April 2, 2018 (the “Petition Date”), the Debtors each filed Chapter 11 proceedings under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, EVEP continued to operate its business and manage its properties under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court as “Debtors-in-Possession.” On May 17, 2018, the Bankruptcy Court entered the Confirmation Order confirming the Plan.

On June 4, 2018 (the “Effective Date”), the Plan became effective in accordance with its terms. In accordance with the Plan, EVEP’s equity was cancelled, EVEP transferred all of its assets and operations to Harvest, EVEP was dissolved and Harvest became and the successor reporting company to EVEP pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended.

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

Our Operating Plan and Strategy

Our overall operating plan includes regular reviews of our asset base and cost structure to maximize cash flow. We continue to review strategic alternatives in order to maximize shareholder value. We are actively considering the potential divestiture of all of our remaining assets as well as a potential sale or merger of the Company. There can be no assurance that any such evaluations or reviews will result in one or more transactions or other strategic change or outcome.

We also focus our efforts on minimizing the decline in our reserves and production while controlling costs at a level that is appropriate for long–term operations. Our future cash flows from operations are dependent upon our ability to manage our overall cost structure. As initial reservoir pressures are depleted, production from our wells decreases. We attempt to mitigate or reduce this natural decline through workover and drilling operations.

In order to mitigate the impact of lower prices on our cash flows, we are a party to derivatives, and we intend to enter into derivatives in the future to reduce the impact of price volatility on our cash flows. Although we have entered into derivative contracts covering a portion of our future production through December 2020, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices at which we can enter into derivative contracts for additional volumes in the future. We have mitigated, but not eliminated, the potential effects of changing prices on our cash flows from operations for 2020.

Prices for oil, natural gas and natural gas liquids have significantly declined since December 31, 2019. These lower prices could affect our business in numerous ways, including, a negative impact on the Company’s revenues, earnings and cash flows in 2020 and future years and a decrease in proved reserves and possible impairments of the Company’s remaining oil and natural gas properties.

Our focus and efforts are impacted by depressed market conditions in early 2020. Crude oil has experienced near term downward pressure as a result of softer demand from the growing impact of the COVID-19 related crisis. Compounding the impact from COVID-19, at a meeting in Vienna on March 6, 2020, the alliance between Russia and OPEC on production cuts broke down as both sides were unable to reach an agreement over how much to restrict production in order to stabilize crude oil prices. As a result, Saudi Arabia subsequently announced that it would significantly increase production and cut the prices at which it sells crude oil. Those actions and the potential reactions by other oil exporting countries contributed to a sudden and precipitous drop in global crude prices. On April 12, 2020, the alliance between Russia and OPEC came to an agreement to reduce production and will reconvene on June 10, 2020 to determine whether further reductions are necessary. It is not clear at this point what impact these production cuts will have on global crude prices. We will continue to evaluate our operating plan and derivatives strategy in light of these events.

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

Bankruptcy Accounting

The consolidated financial statements have been prepared as if we are a going concern and reflect the application of Accounting Standards Codification 852 Reorganizations (“ASC 852”). For periods subsequent to the Restructuring, ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that were realized or incurred related to the bankruptcy proceedings are recorded in “Reorganization items, net” in the consolidated statements of operations.

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

We own and operate a network of natural gas gathering systems in the Appalachian Basin which gather and transport owned natural gas and a small amount of third party natural gas to intrastate, interstate and local distribution pipelines. Natural gas gathering and transportation revenue is recognized when the natural gas has been delivered to a custody transfer point.

RESULTS OF OPERATIONS

References to “Successor” relate to the financial position and results of operations of the reorganized Company subsequent to May 31, 2018, and references to “Predecessor” relate to the financial position and results of operations of the Company prior to, and including, May 31, 2018.

In addition to presenting Successor and Predecessor results of operations, in the table and discussion below, we have presented the Company’s operating results for the fiscal year ended December 31, 2018 on a combined basis (i.e., by combining the results of the applicable Predecessor and Successor periods). We believe that describing certain year-over-year variances and trends in our production, revenue and expenses for the year ended December 31, 2019 as compared to December 31, 2018 without regard to the concept of Successor and Predecessor (i.e., on a combined basis) facilitates a meaningful analysis of our results of operations and is useful in identifying current business trends. The combined results represent the sum of the reported amounts for the Predecessor period from January 1, 2018 through May 31, 2018 and the Successor period from June 1, 2018 through December 31, 2018. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results under applicable regulations. The combined operating results may not reflect the actual results we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.

Factors Affecting the Comparability of the Results

The impact to the comparability of the Predecessor and Successor results is generally limited to those areas associated with the basis in and accounting for our oil and gas properties (specifically depreciation, depletion and amortization (“DD&A”) and impairments), exploration expense and income taxes (due to the change from a limited partnership to a corporation that occurred in connection with our emergence from bankruptcy). In addition, the comparability of our results for 2019 as compared to 2018 (combined) may be limited by the effects of our emergence from bankruptcy and fresh-start reporting. For comparability of our results to prior years, please refer to our prior filings.

	Successor		Predecessor
		Seven Months		Combined
	Year Ended	Ended	Five Months	Year Ended
	December 31,	December 31,	Ended	December 31,
	2019	2018	May 31, 2018	2018
	(In thousands)		(In thousands)
Oil, natural gas and natural gas liquids revenues:
Oil	$32,004	$41,411	$42,460	$83,871
Natural gas	60,035	63,460	40,951	104,411
Natural gas liquids (1)	20,380	32,298	26,896	59,194
Total (1)	$112,419	$137,169	$110,307	$247,476

Production data:
Oil (MBbls)	591	642	662	1,304
Natural gas (MMcf)	25,470	23,084	16,982	40,066
Natural gas liquids (MBbls)	1,244	1,348	1,040	2,388
Total (MMcfe)	36,479	35,029	27,193	62,222

Average sales price per unit:
Oil (per Bbl)	$54.14	$64.45	$64.14	$64.32
Natural gas (per Mcf)	2.36	2.75	2.41	2.61
Natural gas liquids (per Bbl) (1)	16.39	23.95	25.86	24.79
Total (per Mcfe) (1)	3.08	3.92	4.06	3.98

Expenses and Other:
Lease operating expenses	$77,798	$64,100	$45,372	$109,472
Cost of purchased natural gas	1,043	1,026	557	1,583
Dry hole and exploration costs	75	177	122	299
Production taxes	5,593	6,482	5,343	11,825
Accretion expense on obligations	8,112	5,420	3,176	8,596
Depreciation, depletion and amortization	11,666	16,012	46,196	62,208
General and administrative expenses	26,782	15,626	15,648	31,274
Restructuring costs	-	-	5,211	5,211
Impairment of oil and natural gas properties	129,082	3,065	3	3,068
Gain (loss) on sales of oil and natural gas properties	318	697	(5)	692
Gain on derivatives, net	3,058	16,962	444	17,406
Interest expense	3,489	7,225	13,652	20,877
Gain (loss) on equity securities	4,593	(11,130)	-	(11,130)
Reorganization items, net	-	2,323	587,325	589,648
Income tax expense (benefit)	(13)	78	166	244

Net income (loss)	$(138,315)	$23,969	$(610,525)	$(586,556)

(1)Includes a royalty adjustment of $5.0 million during the seven months ended December 31, 2018. Excluding this royalty adjustment, revenues from natural gas liquids would have been $37.3 million, or $27.66 per Bbl, and total revenues from oil, natural gas and natural gas liquids would have been $142.2 million, or $4.06 per Mcfe, for the seven months ended December 31, 2018. See Note 14 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

	Successor		Predecessor
		Seven Months		Combined
	Year Ended	Ended	Five Months	Year Ended
	December 31,	December 31,	Ended	December 31,
	2019	2018	May 31, 2018	2018
Average unit cost per Mcfe:
Production costs:
Lease operating expenses	$2.13	$1.83	$1.67	$1.76
Production taxes	0.15	0.19	0.20	0.19
Total	2.28	2.02	1.87	1.95
Depreciation, depletion and amortization	0.32	0.46	1.70	1.00
General and administrative expenses	0.73	0.45	0.58	0.50

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018 (Combined)

Net loss for 2019 was $138.3 million compared with a net loss of $586.6 million for 2018. The significant factors in this change were (i) $589.6 million of reorganization costs incurred during 2018; (ii) a  $50.5 million decrease in DD&A, (iii) a  $15.7 million increase in gain on equity securities; (iv) a $31.7 million decrease in lease operating expenses; (v) a $17.4 million decrease in interest expense and (vi) a $5.2 million decrease in restructuring costs. These factors were partially offset by (i) a $126.0 million increase in impairment of oil and natural gas properties, (ii) a $135.8 million decrease in revenues, and (iii) a $14.3 million unfavorable change in derivatives.

Oil, natural gas and natural gas liquids revenues for 2019 totaled $112.4 million, a decrease of $135.1 million compared with 2018.  This decrease in revenues was the result of a decrease of $91.8 million primarily related to decreased oil, natural gas and natural gas liquids production primarily related to the divestiture of oil and gas properties, combined with a decrease of $43.3 million primarily related to lower oil, natural gas and natural gas liquids prices.

Lease operating expenses for 2019 decreased by $31.7 million compared with 2018 as the result of $54.9 million from decreased production primarily related to the divestiture of oil and natural gas properties, partially offset by  $23.2 million from higher cost per Mcfe. The higher unit cost per Mcfe is primarily a result of the divestiture of lower cost properties and the transition from operator to non-operator in 2019 on the Barnett Shale properties, prior to their divestiture. Lease operating expenses per Mcfe were $2.13 in 2019 compared with $1.76 in 2018.

Production taxes for 2019 decreased by $6.2 million compared with 2018 as the result of $5.5 million from a lower unit cost per Mcfe combined with $2.6 million from decreased production primarily related to the divestiture of oil and gas properties, partially offset by $1.9 million from additional severance tax assessments for properties sold in the San Juan Basin. Production taxes for 2019 were $0.15 per Mcfe, excluding the additional severance tax assessments, compared with $0.19 per Mcfe for 2018.

DD&A for 2019 decreased by $50.5 million compared with 2018. This decrease was primarily a result of $42.3 million for a lower unit cost per Mcfe, combined with $8.2 million from decreased production. The lower unit cost was primarily due to lower rates as a result of the application of fresh start accounting during the second quarter of 2018. DD&A for 2019 was $0.32 per Mcfe compared with $1.00 per Mcfe for 2018.

General and administrative expenses for 2019 totaled $26.8 million, a decrease of $4.5 million compared with 2018. This decrease is primarily the result of lower fees paid under the Services Agreement with EnerVest, accounting and tax services fees, and employee salary and benefits, partially offset by higher legal and consulting fees. General and administrative expenses were $0.73 per Mcfe in 2019 compared with $0.50 per Mcfe in 2018.

There are no restructuring expenses in 2019 which was a decrease of $5.2 million, when compared with 2018. The expenses were for professional services related to the restructuring of EVEP which were incurred prior to the Petition Date.

During 2019, we incurred proved property impairment of $129.1 million related to proved oil and natural gas properties and no leasehold impairment charges. Of the proved property impairment amount, $78.1 million was related to properties located in the Barnett Shale, which were sold or held for sale as of December 31, 2019,  $25.4 million was related to properties located in the San Juan Basin, which were sold during 2019, $8.0 million was related to properties located in the Permian Basin, which were sold or held for sale as of December 31, 2019, $6.7 million was related to properties located in the Mid-Continent area, which were sold during 2019, $2.1 million was related to properties in the Monroe Field, which were sold during 2019 and $8.8 million is related to properties in Michigan. The significant impairment related to the Barnett Shale is due in part to the decline in natural gas liquid and natural gas prices. During 2018, we incurred proved property impairment of $3.1 million related to proved oil and natural gas properties located in Central Texas and Karnes County, Texas which were sold during August 2018. Significant assumptions associated with the calculation of discounted cash flows used in the impairment analysis included estimates of future prices, production costs, development expenditures, anticipated production of our estimated reserves, appropriate risk–adjusted discount rates and other relevant data.

Gain on equity securities was $4.6 million for 2019, compared to a loss on equity securities of $11.1 million for 2018. The gain in 2019 and the loss in 2018 were attributable to the changes in the share price of the common stock of Magnolia prior to their sale in January 2019.

Gain on derivatives, net, was $3.1 million for 2019 compared with a gain of $17.4 million for 2018. This change was attributable to changes in future oil and natural gas prices and also due to lower volumes of hedges in place in 2019 compared to 2018 as a result of early settlements in conjunction with asset sales. The 12‑month forward price at December 31, 2019 for oil averaged $59.03 per Bbl compared with $47.09 at December 31, 2018, and the 12‑month forward prices at December 31, 2019 for natural gas averaged $2.28 per MMBtu compared with $2.85 at December 31, 2018.

Interest expense for 2019 decreased by $17.4 million compared with 2018. This change was primarily a result of our lower weighted average long-term debt balance combined with a lower weighted average effective interest rate, due to the termination of our credit facility with JP Morgan.

We did not incur costs associated with reorganization in 2019. In 2018, we incurred significant reorganization costs. Reorganization items, net, represent costs and gains directly associated with the Chapter 11 proceedings since the Petition Date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments, issuance of common stock and warrants and settlement with Predecessor common unitholders. We did not incur any costs associated reorganization items, net, during the year ended December 31, 2019 compared with $589.6 million of reorganization items, net, during the year ended December 31, 2018. See Note 2 and Note 3 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” contained herein for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of cash primarily consist of proceeds from divestitures of certain oil and natural gas properties and cash flows generated from operations. As a result of divesting certain oil and natural gas properties since our emergence from bankruptcy, we received $311.8 million in cash proceeds, net of purchase price adjustments. Additionally, we have entered into definitive agreements to sell oil and gas properties in the Barnett Shale and the Permian Basin, which were held for sale as of December 31, 2019, for total consideration of $0.2 million, subject to purchase price adjustments, all of which is expected to close in the first half of 2020. For additional information about our pending asset sales, please see “—Current Developments” above. We have used our cash proceeds from divestitures to fully repay outstanding borrowings under our credit facility and fund capital expenditures, principally for the development of our oil and natural gas properties. In October 2019, we paid a dividend of $7.00 per share to the holders of record of our common stock as of the close of business on October 18, 2019. In the future, to maximize shareholder value, we may return additional cash proceeds of asset sales to our shareholders. We continue to review strategic alternatives in order to maximize shareholder value. We divested significant assets during 2019 and are also actively considering the potential divestiture of all of our remaining assets as well as a potential sale or merger of the Company. In addition, we are reviewing options to reduce our overall cost structure to more closely align with our asset base. There can be no assurance that we will be successful in the near-

term in divesting our remaining assets or merging the Company and the outcome of our cost-cutting efforts is still being developed.

During the year ended December 31, 2019, we incurred $1.2 million for completing wells and facility and workover operations. For 2020, we plan to incur less than  $1.0 million of capital expenditures for facility and workover operations, which we expect to fund primarily from cash on hand, sales of assets and net cash flows generated from operations. We will continue monitoring the commodity price environment and expect to retain the financial flexibility to adjust plans in response to market conditions as needed.

In December 2019, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $5.0 million of its outstanding common stock. Share repurchases may be made from time to time, at our discretion, through open market repurchases or negotiated transactions, which may be effected through Rule 10b5-1 trading plans. We intend to fund repurchases from cash on hand.

We believe that cash on hand, proceeds from sales of assets and net cash flows generated from operations will be adequate to fund our capital budget and satisfy our liquidity needs. As of December 31, 2019, we had approximately $38.8 million of liquidity between our capacity under the New Credit Facility (as defined below) and cash on hand. As of April 8, 2020, we had approximately $40.6 million of liquidity between the New Credit Facility and cash on hand.

Still, any significant change in oil or natural gas prices has a material effect on our cash flow generated from operations. Generally, prices and demand for domestic oil and natural gas are influenced by weather conditions, supply imbalances, by worldwide oil price levels, and recently by the worldwide economic impact from COVID-19 coupled with the drastic price cutting and increased production by Saudi Arabia. These factors are beyond our control and we cannot predict nor measure their future influence on our future cash flows and liquidity.

Debt

As of December 31, 2019, we had a $10.0 million revolving credit facility with Regions Bank (the “revolving Lender”) that will mature in October 2020 (the “New Credit Facility”) and may be renewed for an additional one-year term by mutual agreement between the Company and the Revolving Lender. Borrowings under this credit facility are secured by cash collateral. As of December 31, 2019, we did not have an outstanding balance.

For additional information about our long–term debt, such as interest rates and covenants, please see “Item 8. Financial Statements and Supplementary Data” contained herein.

Cash and Short-term Investments

As of December 31, 2019, we had $39.0 million of cash and short–term investments, which included $0.6 million of short–term investments. With regard to our short–term investments, we invest in money market accounts with major financial institutions.

Counterparty Exposure

All of our derivative contracts are with a major financial institution who is also a lender under our credit facility. Should this financial counterparty not perform, we may not realize the benefit of some of our derivative contracts and we could incur a loss. As of December 31, 2019,  our counterparty has performed pursuant to its derivative contracts.

Cash Flows

References to “Successor” relate to the financial position and results of operations of the reorganized Company subsequent to May 31, 2018, and references to “Predecessor” relate to the financial position and results of operations of the Company prior to, and including, May 31, 2018.

In addition to presenting Successor and Predecessor results of operations, in the table and discussion below, we have presented the Company’s cash flows by activity type for the fiscal year ended December 31, 2018 on a combined basis (i.e., by combining the results of applicable Predecessor and Successor periods). We believe that describing certain year-over-year variances and trends in cash flows for the year ended December 31, 2019 as compared to December 31, 2018 without regard to the concept of Successor and Predecessor (i.e., on a combined basis) facilitates a meaningful analysis of our cash flow and is useful in identifying trends. The combined cash flow figures represent the sum of the reported amounts for the Predecessor period from January 1, 2018 through May 31, 2018 and the Successor period from June 1, 2018 through December 31, 2018. These combined cash flow figures are not considered to be prepared in accordance with GAAP and have not been prepared as pro forma results under applicable regulations. The combined cash flow figures may not reflect the cash flows we would have achieved absent our emergence from bankruptcy and may not be indicative of future results.

	Successor		Predecessor
		Seven Months	Five Months	Combined
	Year Ended	Ended	Ended	Year Ended
	December 31, 2019	December 31, 2018	May 31, 2018	December 31, 2018
	(In thousands)		(In thousands)
Operating activities	$47,680	$45,557	$21,655	$67,212
Investing activities	171,612	114,279	(29,046)	85,233
Financing activities	(186,637)	(182,255)	31,227	(151,028)

Operating Activities

Cash flows from operating activities provided $47.7 million and $67.2 million in 2019 and 2018 on a combined basis, respectively. The significant factors in the change were $135.8 million of lower revenues during 2019, partially offset by $12.2 million favorable change in working capital, $31.7 million decrease in lease operating expenses, $22.3 million increase in cash settlements of derivatives, $16.3 million decrease in cash reorganization costs, $17.4 million decrease in interest expense and a $5.2 million decrease in restructuring costs.

Investing Activities

During 2019, cash flows provided by investing activities totaled $171.6 million. This consisted of $119.8 million in proceeds from the sale of oil and natural gas properties, $51.7 million in proceeds from the sale of equity securities and $1.4 million from reimbursements related to oil and natural gas properties, partially offset by the use of $1.3 million for additions to our oil and natural gas properties.

During 2018, cash flows provided by investing activities totaled $85.2 million on a combined basis. This consisted of $140.3 million in proceeds from the sale of oil and natural gas properties and $1.9 million from reimbursements related to oil and natural gas properties, partially offset by the use of $57.1 million for additions to our oil and natural gas properties.

Financing Activities

During 2019, we repaid $115.0 million of long-term debt borrowings, paid a dividend of $7.00 per share to the holders of record of our common stock amounting to $71.3 million and repurchased $0.3 million of treasury shares.

During 2018, on a combined basis, we received $34.0 million from borrowings under our credit facility, repaid $182.0 million of long-term debt borrowings and paid $2.8 million of debt issuance costs.

Capital Requirements

We currently expect to incur less than $1.0 million in 2020 for additions to our oil and natural gas properties, a decrease from the amounts spent in 2019.  Any capital spent in 2020 is expected to be for facilities or workover operations.

We expect to fund these amounts with cash on hand, proceeds from sales of assets and net cash flows generated from operations.

Off–Balance Sheet Arrangements

In the normal course of business, we may enter into off-balance sheet arrangements that give rise to off-balance sheet obligations. As of December 31, 2019, we have entered into off–balance sheet arrangements in the form of letters of credit which totaled $0.1 million.

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

•our pending asset sales;

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

•risks relating to pending asset sales, including risks relating to the consummation of such sales in accordance with their terms or at all;

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

•developments in oil and natural gas producing countries;

•competition;

•general economic conditions;

•	public health crises, such as the worldwide COVID-19 outbreak beginning in early 2020, which could impact economic conditions;

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

   Not presented in accordance with smaller reporting company guidelines.

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

The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Harvest Oil & Gas Corp.’s internal control over financial reporting was effective as of December 31, 2019.

/s/MICHAEL E. MERCER	/s/RYAN STASH
Michael E. Mercer	Ryan Stash
President and Chief Executive Officer	Vice President and Chief Financial Officer

Houston, TX
April 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Harvest Oil & Gas Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, cash flows, and equity for the year ended December 31, 2019 and seven months ended December 31, 2018 (Successor operations), and the related consolidated statements of and the related notes (collectively referred to as the “financial statements”). In our opinion, the Successor financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and cash flows for the year ended December 31, 2019 and seven months ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements present fairly, in all material respects, the results of its operations and cash flows for the five months ended May 31, 2018 and for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

As discussed in Note 1 to the financial statements, the Company divested significant assets during 2019 and is actively considering the potential divestiture of all of its remaining assets as well as a potential sale or merger of the Company.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

April 14, 2020

We have served as the Company’s auditor since 1998.

Harvest Oil & Gas Corp.

Consolidated Balance Sheets

(In thousands, except number of shares)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$28,968	$6,313
Restricted cash	10,000	—
Equity securities	—	47,082
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	14,075	40,176
Other	1,322	4,496
Derivative asset	6,231	15,452
Other current assets	277	2,314
Total current assets	60,873	115,833

Oil and natural gas properties, net of accumulated depreciation, depletion and amortization; December 31, 2019, $15,066; December 31, 2018, $12,950	114,031	405,688
Assets held for sale	316	—
Long–term derivative asset	—	8,499
Other assets	4,965	4,474
Total assets	$180,185	$534,494

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$23,524	$26,146
Derivative liability	—	1,165
Other current liabilities	586	—
Total current liabilities	24,110	27,311

Asset retirement obligations	88,668	117,529
Liabilities held for sale	139	—
Long–term debt, net	—	115,000
Other long–term liabilities	1,770	1,036

Commitments and contingencies (Note 14)

Mezzanine equity	127	79

Stockholders’ equity:
Common stock – $0.01 par value; 65,000,000 shares authorized; 10,221,008 shares issued and 10,183,467 shares outstanding as of December 31, 2019; 10,054,816 shares issued and 10,042,468 shares outstanding as of December 31, 2018	102	100
Additional paid-in capital	180,177	249,717
Treasury stock at cost – 37,541 shares at December 31, 2019; 12,348 shares at December 31, 2018	(562)	(247)
Retained earnings (accumulated deficit)	(114,346)	23,969
Total stockholders’ equity	65,371	273,539
Total liabilities and equity	$180,185	$534,494

See accompanying notes to consolidated financial statements.

Harvest Oil & Gas Corp.

Consolidated Statements of Operations

(In thousands, except per share/unit data)

	Successor		Predecessor
		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 31, 2019	December 31, 2018	May 31, 2018	December 31, 2017
Revenues:
Oil, natural gas and natural gas liquids revenues	$112,419	$137,169	$110,307	$223,297
Transportation and marketing–related revenues	1,401	1,431	724	2,396
Total revenues	113,820	138,600	111,031	225,693

Operating costs and expenses:
Lease operating expenses	77,798	64,100	45,372	101,591
Cost of purchased natural gas	1,043	1,026	557	1,699
Dry hole and exploration costs	75	177	122	413
Production taxes	5,593	6,482	5,343	10,588
Accretion expense on obligations	8,112	5,420	3,176	7,653
Depreciation, depletion and amortization	11,666	16,012	46,196	96,901
General and administrative expenses	26,782	15,626	15,648	32,290
Restructuring costs	—	—	5,211	—
Impairment of oil and natural gas properties	129,082	3,065	3	93,607
(Gain) loss on sales of oil and natural gas properties	(318)	(697)	5	(981)
Total operating costs and expenses	259,833	111,211	121,633	343,761

Operating income (loss)	(146,013)	27,389	(10,602)	(118,068)

Other income (expense), net:
Gain on derivatives, net	3,058	16,962	444	22,854
Interest expense	(3,489)	(7,225)	(13,652)	(40,903)
Gain (loss) on equity securities	4,593	(11,130)	—	—
Other income, net	3,523	374	776	1,706
Total other income (expense), net	7,685	(1,019)	(12,432)	(16,343)

Reorganization items, net	—	(2,323)	(587,325)	—

Income (loss) before income taxes	(138,328)	24,047	(610,359)	(134,411)

Income tax benefit (expense)	13	(78)	(166)	210

Net income (loss)	$(138,315)	$23,969	$(610,525)	$(134,201)

Basic and diluted earnings per share / unit:
Net income (loss)	$(13.69)	$2.39	$(12.12)	$(2.66)

Weighted average common shares / units outstanding:
Basic	10,105	10,030	49,369	49,357
Diluted	10,105	10,032	49,369	49,357

See accompanying notes to consolidated financial statements.

Harvest Oil & Gas Corp.

Consolidated Statements of Cash Flows

(In thousands)

	Successor		Predecessor
		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 31, 2019	December 31, 2018	May 31, 2018	December 31, 2017
Cash flows from operating activities:
Net income (loss)	$(138,315)	$23,969	$(610,525)	$(134,201)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Accretion expense on obligations	8,112	5,420	3,176	7,653
Depreciation, depletion and amortization	11,666	16,012	46,196	96,901
Share-based compensation cost	2,543	1,227	3,784	4,266
Impairment of oil and natural gas properties	129,082	3,065	3	93,607
(Gain) loss on sales of oil and natural gas properties	(318)	(697)	5	(981)
(Gain) loss on equity securities	(4,593)	11,130	—	—
Gain on derivatives, net	(3,058)	(16,962)	(444)	(22,854)
Cash settlements of matured derivative contracts	19,613	(5,824)	3,099	(2,235)
Reorganization items, net	—	—	573,304	—
Other	1,792	1,020	248	1,411
Changes in operating assets and liabilities:
Accounts receivable	20,385	7,823	(3,518)	(2,670)
Other current assets	408	(53)	1,853	(1,585)
Accounts payable and accrued liabilities	1,377	(513)	4,405	(6,783)
Other, net	(1,014)	(60)	69	(829)
Net cash flows provided by operating activities	47,680	45,557	21,655	31,700

Cash flows from investing activities:
Acquisition of oil and natural gas properties	—	—	—	(61,400)
Additions to oil and natural gas properties	(1,304)	(27,368)	(29,727)	(27,268)
Reimbursements related to oil and natural gas properties	1,441	1,294	652	2,517
Proceeds from sale of oil and natural gas properties	119,750	140,324	3	3,654
Proceeds from sale of equity securities	51,675	—	—	—
Other	50	29	26	60
Net cash flows provided by (used in) investing activities	171,612	114,279	(29,046)	(82,437)

Cash flows from financing activities:
Repayment of long–term debt borrowings	(115,000)	(182,000)	—	(28,000)
Long-term debt borrowings	—	—	34,000	26,000
Loan costs incurred	—	—	(2,813)	—
Purchase of treasury stock	(315)	(247)	—	—
Dividend payment	(71,256)	—	—	—
Contributions from general partner	—	—	40	—
Other	(66)	(8)	—	—
Net cash flows provided by (used in) financing activities	(186,637)	(182,255)	31,227	(2,000)

Increase (decrease) in cash, cash equivalents and restricted cash	32,655	(22,419)	23,836	(52,737)
Cash, cash equivalents and restricted cash – beginning of period	6,313	28,732	4,896	57,633
Cash, cash equivalents and restricted cash – end of period	$38,968	$6,313	$28,732	$4,896

See accompanying notes to consolidated financial statements.

Harvest Oil & Gas Corp.

Consolidated Statements of Changes in Owners’ Equity (Predecessor)

(In thousands)

		General	Total
	Common	Partner	Owners’
	Unitholders	Interest	Equity
Balance, December 31, 2016 (Predecessor)	$776,158	$(17,751)	$758,407
Equity–based compensation	3,730	76	3,806
Net loss	(131,517)	(2,684)	(134,201)
Balance, December 31, 2017 (Predecessor)	648,371	(20,359)	628,012
Contribution from general partner	—	40	40
Equity–based compensation	3,708	76	3,784
Net loss	(598,314)	(12,211)	(610,525)
Issuance of common stock to Predecessor common unitholders	(11,967)	—	(11,967)
Issuance of warrants to Predecessor common unitholders	(9,345)	—	(9,345)
Cancellation of Predecessor common unitholders	(32,453)	—	(32,453)
Cancellation of Predecessor general partner interest	—	32,454	32,454
Balance, May 31, 2018 (Predecessor)	$—	$—	$—

Consolidated Statements of Equity (Successor)

(In thousands)

					Retained
			Additional		Earnings	Total
	Common Stock		Paid-in	Treasury	(Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit)	Equity
Issuance of Successor common stock
to holders of the Senior Notes	9,500	$95	$227,271	$—	$—	$227,366
Issuance of Successor common stock
to predecessor common unitholders	500	5	11,962	—	—	11,967
Issuance of warrants	—	—	9,345	—	—	9,345
Balance, May 31, 2018 (Successor)	10,000	100	248,578	—	—	248,678
Net income	—	—	—	—	23,969	23,969
Share–based compensation	—	—	1,139	—	—	1,139
Restricted shares vested	55	—	—	—	—	—
Purchase of treasury stock	(12)	—	—	(247)	—	(247)
Balance, December 31, 2018 (Successor)	10,043	$100	$249,717	$(247)	$23,969	$273,539
Net loss	—	—	—	—	(138,315)	(138,315)
Share–based compensation	—	—	2,478	—	—	2,478
Restricted shares vested	166	2	(2)	—	—	—
Purchase of treasury stock	(25)	—	—	(315)	—	(315)
Dividend payment	—	—	(71,256)	—	—	(71,256)
Other	—	—	(760)	—	—	(760)
Balance, December 31, 2019 (Successor)	10,184	$102	$180,177	$(562)	$(114,346)	$65,371

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

The Company operates one reportable segment engaged in the development and production of oil and natural gas properties, and all of its operations are located in the United States. The Company continues to actively review strategic alternatives and conduct analysis of its asset base. In order to maximize shareholder value, the Company divested significant assets during 2019 and is also actively considering the potential divestiture of all of its remaining assets as well as a potential sale or merger of the Company. In addition, the Company is reviewing options to reduce its overall cost structure to more closely align with its asset base. As of December 31, 2019, the oil and natural gas properties of Harvest are located in the Appalachian Basin (which includes the Utica Shale), Michigan, the Barnett Shale and the Permian Basin.

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

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

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

•

The holders of claims under the Predecessor’s credit facility received full recovery, consisting of (i) their pro rata share of the $1 billion new reserve-based revolving loan (the “Exit Credit Facility”), as further discussed in Note 12; (ii) cash in amount equal to the accrued but unpaid interest payable to such lenders under the credit facility as of the Effective Date; and (iii) unfunded commitments and letter of credit participation under the Exit Credit Facility equal to the unfunded commitments and letter of credit participation of such lender;

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

•

The Successor entered into a registration rights agreement (the “Registration Rights Agreement”) with certain recipients of shares of its common stock pursuant to which the Successor agreed to, among other things, file a shelf registration statement (the “Initial Shelf Registration Statement”);

•

The Successor adopted the MIP, pursuant to which employees, directors, consultants and other service providers of the Company and its subsidiaries are eligible to receive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards;

•	The terms of the Predecessor’s board of directors automatically expired on the Effective Date. The Successor formed a new five-member board of directors; and

•

General unsecured claims received, (i) payment in full, in cash, or the unpaid portion of its allowed general unsecured claim, (ii) payment in the ordinary course, or (iii) other treatment, as may be agreed upon by the Debtors, the Supporting Noteholders and the holder of such general unsecured claim; and

•	The Company converted from a limited partnership to a corporation.

NOTE 3. FRESH START ACCOUNTING

In connection with emergence from the Chapter 11 proceedings on the Effective Date, the Company applied the provisions of fresh start accounting, pursuant to Accounting Standards Codification (“ASC”) 852 Reorganizations (“ASC 852”), to its consolidated financial statements, which resulted in the Company becoming a new entity for financial reporting purposes. Harvest qualified for fresh start accounting as (i) the holders of existing voting common units of the Predecessor received less than 50% of the voting shares of the emerged entity and (ii) the reorganization value of assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. ASC 852 requires that fresh start accounting be applied when the Bankruptcy Court enters the Confirmation Order confirming the Plan, or as of a later date when all material conditions precedent to the effectiveness of the Plan are resolved, which was June 4, 2018. The Company elected to apply fresh start accounting effective May 31, 2018, to coincide with the timing of its normal accounting period close. The Company evaluated the events between May 31, 2018 and June 4, 2018 and concluded that the use of an accounting convenience date of May 31, 2018 did not have a material impact on the results of operations or financial position.

Upon adoption of fresh start accounting, the reorganization value derived from the enterprise value was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with ASC 805 Business Combinations (“ASC 805”). The amount of deferred income taxes recorded was determined in accordance with ASC 740 Income Taxes (“ASC 740”). The Effective Date fair values of the Company’s assets and liabilities differed materially from their recorded values as reflected on the historical balance sheet of the Predecessor. The effects of the Plan and the application of fresh start accounting were reflected in the consolidated financial statements as of May 31, 2018 and the related adjustments thereto were recorded on the consolidated statement of operations for the five months ended May 31, 2018.

As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements subsequent to May 31, 2018 are not comparable to its consolidated financial statements prior to May 31, 2018. References to “Successor” relate to the financial position and results of operations of the reorganized Company as of and subsequent to May 31, 2018. References to “Predecessor” relate to the financial position of the Company prior to, and results of operations through and including, May 31, 2018.

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

The Company’s consolidated financial statements and related notes are presented with a black line division, which delineates the lack of comparability between amounts presented after May 31, 2018 and amounts presented on or prior to May 31, 2018. The Company’s financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material.

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

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

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
Commitments and contingencies (Note 14)
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

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

(10)Reflects the cancellation of the Predecessor company common unitholders and general partner interest.

		General
	Common	Partner
	Unitholders	Interest
Net gain from reorganization adjustments	$118,940	$2,426
Contribution from general partner	—	40
Issuance of common stock to Predecessor common unitholders	(11,967)	—
Issuance of warrants to Predecessor common unitholders	(9,345)	—
Cancellation of Predecessor common unitholders / general partner interest	(32,453)	32,454
Predecessor equity reorganization adjustments	$65,175	$34,920

(11)Reflects the issuance of 10,000,016 shares of common stock at a par value of $0.01 per share in accordance with the Plan, and the issuance of 800,000 warrants in accordance with the Plan. The fair value of the Warrants was determined by using the Black-Scholes model and were reasonably estimated to be approximately $11.68 per share. See Note 15 for additional information on the issuance of the Successor’s Warrants.

Issuance of shares of Successor common stock at par value of $0.01 per share	$100
Additional paid-in capital from issuance of Successor common stock	239,233
Additional paid-in capital from issuance of Successor warrants	9,345
Fair value of Successor equity	$248,678

See Note 15 for additional information on the issuances of the Successor’s equity.

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

Bankruptcy Accounting

The consolidated financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 Reorganizations (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Restructuring, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that were realized or incurred related to the bankruptcy proceedings are recorded in “Reorganization items, net” in the Company’s consolidated statements of operations.

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

Accounts Receivable

Accounts receivable from oil, natural gas and natural gas liquids sales are recorded at the invoiced amount and do not bear interest. The Company routinely assesses the financial strength of its customers and bad debts are recorded based on an account–by–account review after all means of collection have been exhausted and the potential recovery is considered remote.

The Company did not have any reserves for doubtful accounts as of December 31, 2019 and 2018, and did not incur any expense related to bad debts for the years ended December 31, 2019, 2018 and 2017.

Property and Depreciation

Oil, natural gas and natural gas liquids producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Capitalized costs associated with unproved properties totaled $0.5 million and $8.5 million as of December 31, 2019 and 2018, respectively. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain non–producing leasehold costs are expensed as incurred.

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

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. For the years ended December 31, 2019, 2018 and 2017, the Company and the Predecessor recorded several impairments either as a result of asset sales or because assets were not recoverable (see Notes 8 and 10 for further information). If commodity prices significantly decrease in future quarters, the Company could have additional impairments of oil and natural gas properties. See “Subsequent Events” below for additional information regarding current commodity pricing environment.

Unproved oil and natural gas properties are assessed periodically on a property–by–property basis, and any impairment in value is recognized. For the year ended December 31, 2019, and for the seven months ended December 31, 2018, the Company did not record any impairment expense related to unproved oil and natural gas properties. For the five months ended May 31, 2018, the Predecessor recorded an insignificant amount of impairment expense related to unproved oil and natural gas properties. For 2017, the Predecessor recorded impairment expense of $23.7 million related to unproved oil and natural gas properties where it had a change in development plans for the acreage.

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

The Company follows the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which the Company is entitled based

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

on its working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where the Company has taken less than its share of production. There were no significant gas imbalances at December 31, 2019 or 2018.

Harvest owns and operates a network of natural gas gathering systems in the Appalachian Basin which gather and transport owned natural gas and a small amount of third party natural gas to intrastate, interstate and local distribution pipelines. Natural gas gathering and transportation revenue is recognized when the natural gas has been delivered to a custody transfer point.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Potential uncertain tax positions are assessed and, if required, an estimate and accrual is established for such amounts.

In addition, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

See Note 16 for additional information regarding income taxes.

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

The Predecessor used the two–class method to compute earnings per limited partner unit. The two–class method is an earnings allocation formula that determines earnings per unit for common units and participating securities as if all earnings for the period had been distributed. As the unvested phantom units and the earned but unvested performance units participated in dividends on an equal basis with the common units, they were considered to be participating securities. Earnings used in the determination of earnings per limited partner unit for the reporting period were reduced by the amount of earnings allocated to the general partner and available cash that would be distributed to the limited partners and the participating securities. The undistributed earnings, if any, were then allocated to the limited partners and the participating securities in accordance with the terms of the partnership agreement. Basic and diluted earnings per limited partner unit were then calculated by dividing earnings, after deducting the amount allocated to the general partner and the earnings

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

attributable to the participating securities, by the weighted average number of outstanding limited partner units during the period.

Derivatives

The Company monitors its exposure to various business risks, including commodity price and interest rate risks, and uses derivatives to manage the impact of certain of these risks. The Company’s policies do not permit the use of derivatives for speculative purposes. Harvest uses energy derivatives for the purpose of mitigating risk resulting from fluctuations in the market price of oil, natural gas and natural gas liquids.

The Company has elected not to designate its derivatives as hedging instruments. Changes in the fair value of derivatives are recorded immediately to earnings as “Gain on derivatives, net” in the consolidated statements of operations.

Equity Method Investment

In 2011, EVEP and certain institutional partnerships managed by EnerVest carved out 7.5% overriding royalty interests from certain acres in Ohio (the “Underlying Properties”), which EVEP believed may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership. EnerVest is the general partner of this partnership. The ORRI entitles the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties. The Company owns a 48% limited partner interest in the partnership and accounts for the investment using the equity method of accounting, as it does not constitute a controlling interest. Accordingly, the Company recognizes its proportionate share of the partnership’s income included in “Other income, net” in the consolidated statement of operations rather than when realized through limited partner distributions. Distributions by the partnership decrease the Company’s investment.

As of December 31, 2019 and 2018, the Company’s investment in the partnership, which is included in “Other assets” on the consolidated balance sheets was $1.4 million and $0.1 million, respectively.  The Company recognized equity earnings from the partnership of $2.9 million, $0.2 million, $0.1 million and $0.5 million, in the year ended December 31, 2019, the seven months ended December 31, 2018, the five months ended May 31, 2018 and the year ended December 31, 2017, respectively.

Concentration of Credit Risk

All of the Company’s derivative contracts are with a major financial institution who is also a lender under the New Credit Facility (as defined in Note 12). Should this financial counterparty not perform, Harvest may not realize the benefit of some of its derivative contracts and could incur a loss. As of December 31, 2019, the Company’s counterparty has performed pursuant to their derivative contracts.

Oil, natural gas and natural gas liquids revenues are derived principally from uncollateralized sales to numerous companies in the oil and natural gas industry; therefore, Harvest customers may be similarly affected by changes in economic and other conditions within the industry. The Company has experienced no significant credit losses on such sales in the past.

During 2019, three customers accounted for 17.4%, 11.4%, and 10.1% of the consolidated oil, natural gas and natural gas liquids revenues. During 2018, one customer accounted for 15.5% of the consolidated oil, natural gas and natural gas liquids revenues. In 2017, two customers accounted for 15.5% and 11.0%, respectively, of the Predecessor’s consolidated oil, natural gas and natural gas liquids revenues. Harvest believes that the loss of a major customer would have a temporary effect on its revenues but, that over time, the Company would be able to replace its major customers.

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 (“Topic 842”) is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities arising from leases on the balance sheet. ASU 2016-02 further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. The Company adopted this new standard as of January 1, 2019 using a modified retrospective approach. The Company elected the package of practical expedients within ASU 2016‑02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases or (iii) initial direct costs for any existing leases. Additionally, the Company elected the practical expedient under ASU 2018‑01 that allows an entity to not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date. The adoption of this standard resulted in an increase in the assets and liabilities on the Company’s condensed consolidated balance sheet. The quantitative impacts of the new standard were dependent on the leases in force at the time of adoption. See Note 13 for additional details about the impact upon adoption and related disclosures.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13,  Financial Instruments – Credit Losses (“ASU 2016-13”). The new guidance eliminates the probable recognition threshold and broadens the information to consider past events, current conditions and forecasted information in estimating credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its consolidated financial statements for the upcoming year of implementation and does not expect that adopting this ASU will have a material impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective during the year ended December 31, 2019 have had or are expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

Harvest evaluated subsequent events for appropriate accounting and disclosure through the date these consolidated financial statements were issued.

On March 11, 2020, the World Health Organization recognized the novel strain of coronavirus ("COVID-19") as a global pandemic. This recent outbreak has adversely impacted global commercial activity, including the energy industry, and the industries in which several of the Company’s customers operate. The impacts of the global emergence on the Company’s business are currently unknown. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities.

The Company anticipates that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. It is not clear what the potential effects any such alterations or modifications may have on the Company’s business, including the effects on interactions with governmental agencies, customers, vendors and employees.

Due to the rapidly evolving developments regarding the pandemic, the Company’s future results of operations, financial condition and cash flows may be impacted. However, the Company cannot reasonably estimate the ultimate impact of COVID-19.

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

NOTE 5. REVENUE

On January 1, 2018, the Partnership adopted ASU No. 2014–09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Accordingly, the comparative information for the year ended December 31, 2017, has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this ASU did not have a material impact on the consolidated financial statements, and the primary impacts of this change in accounting policy for revenue recognition effective January 1, 2018, are detailed below.

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

The following table summarizes the impact of adopting Topic 606 on the consolidated financial statements (in thousands):

	Without	Impact of
	Adoption of	Change in
	Topic 606	Accounting Policy	As Reported
Successor
For the Year Ended December 31, 2019:
Oil, natural gas and natural gas liquids revenues	$112,868	$(449)	$112,419
Lease operating expenses	$78,247	$(449)	$77,798

For the Seven Months Ended December 31, 2018:
Oil, natural gas and natural gas liquids revenues	$134,232	$2,937	$137,169
Lease operating expenses	$61,163	$2,937	$64,100

Predecessor
For the Five Months Ended May 31, 2018:
Oil, natural gas and natural gas liquids revenues	$108,253	$2,054	$110,307
Lease operating expenses	$43,318	$2,054	$45,372

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

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

The following table disaggregates revenue by significant product and service type (in thousands):

	Successor		Predecessor
		Seven Months	Five Months
	Year Ended	Ended	Ended
	December 31, 2019	December 31, 2018	May 31, 2018
Oil	$32,004	$41,411	$42,460
Natural gas (1)	60,035	63,460	40,951
Natural gas liquids (1) (2)	20,380	32,298	26,896
Oil, natural gas and natural gas liquids revenues (2)	112,419	137,169	110,307
Transportation and marketing–related revenues	1,401	1,431	724
Total revenues (2)	$113,820	$138,600	$111,031

_____________

(1)The Company recognizes wet gas revenues, which are recorded net of transportation, gathering and processing expenses, partially as natural gas revenues and partially as natural gas liquids revenues based on the end products after processing occurs. For the year ended December 31, 2019, wet gas revenues were $4.4 million which were recognized as $1.5 million of natural gas revenues and $2.9 million of natural gas liquids revenues. For the Successor period of the seven months ended December 31, 2018, wet gas revenues were $13.4 million which were recognized as $4.4 million of natural gas revenues and $9.0 million of natural gas liquids revenues. For the Predecessor period of the five months ended May 31, 2018, wet gas revenues were $8.4 million which were recognized as $3.2 million of natural gas revenues and $5.2 million of natural gas liquids revenues.

(2)Includes a royalty adjustment of $5.0 million during the seven months ended December 31, 2018. Excluding this royalty adjustment, revenues from natural gas liquids would have been $37.3 million; oil, natural gas and natural gas liquids revenues would have been $142.2 million; and total revenues would have been $143.6 million for the seven months ended December 31, 2018. See Note 14 for additional information.

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

Accounts receivable are primarily from purchasers of oil, natural gas and natural gas liquids. As of December 31, 2019 and 2018, the Company had receivables of $14.1 million and $38.3 million, respectively, due from purchasers of oil, natural gas and natural gas liquids. This industry concentration could affect overall exposure to credit risk, either positively or negatively, because the Company’s purchasers and joint working interest owners may be similarly affected by changes in economic, industry or other conditions. The Company routinely assesses the financial strength of its customers and bad debts are recorded based on an account-by-account review specifically identifying receivables that the Company believes may be uncollectible after all means of collection have been exhausted, and the potential recovery is considered remote. As of December 31, 2019 and 2018, the Company did not have any reserves for doubtful accounts.

Performance Obligations

The Company applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations.

NOTE 6. SHARE–BASED COMPENSATION

On the Effective Date, in connection with the Plan, the Company adopted the 2018 Omnibus Incentive Plan (the “2018 Plan”), pursuant to which employees, directors, consultants and other service providers of the Company and its subsidiaries are eligible to receive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

awards and cash-based awards. An aggregate of 689,362 shares of the Company’s common stock are reserved for issuance under the 2018 Plan. To the extent that an award under the 2018 Plan is expired, forfeited or cancelled for any reason without having been exercised in full, the unexercised award would then be available again for grant under the 2018 Plan.

The Compensation Committee of the Company’s Board of Directors (the “Board”) (or any properly delegated subcommittee thereof) or a committee of at least two people as the Board may appoint or, if no such committee or subcommittee has been appointed by the Board, the Board (the “Committee”) will administer the 2018 Plan. The Committee has broad authority under the 2018 Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants are to receive and the number of shares or the amount of cash that are to be subject to such awards and grant such awards; and (iii) determine the terms, conditions and restrictions of awards, including the applicable performance criteria relating to the award.

During the year ended December 31, 2019, the Company granted 322,172 restricted stock units under the 2018 Plan. Of the restricted stock units granted during the year ended December 31, 2019, 150,000 restricted stock units are subject to a graded vesting over a three year period, of which 50,008 restricted stock units  vested in the three months ended June 30, 2019;  36,141 restricted stock units are subject to vesting upon future events (such as divestitures);  30,188 restricted stock units vested during the three months ended June 30, 2019 as a result of the closing of the San Juan divestiture; 72,384 restricted stock units vested during the three months ended September 30, 2019 as a result of the closing of the Barnett and Mid-Continent divestitures; 4,406 restricted stock units vested during the three months ended December 31, 2019 as a result of the closing of the Permian Basin divestiture; 9,872 restricted stock units are scheduled to vest on June 5, 2020; and 19,181 were subject to vesting upon future events (such as divestitures) but were forfeited prior to the future event becoming probable. See Note 8 for additional information about the divestitures. The weighted average fair value of the restricted stock units granted during the year ended December 31, 2019 was $15.24 with a total fair value of approximately $4.9 million. A total of 24,920 restricted stock units were forfeited during the year ended December 31, 2019. Approximately 0.3 million shares remain available for grant under the 2018 Plan as of December 31, 2019.

During the seven months ended December 31, 2018, the Company granted 54,800 restricted stock units under the 2018 Plan, which vested during September 2018 as a result of the closing of a divestiture. During the seven months ended December 31, 2018, the Company also granted 6,500 restricted stock units under the 2018 Plan to members of the Board which vested on June 5, 2019. The weighted average fair value of the restricted stock units granted during the seven months ended December 31, 2018 was $20.33 with a total fair value of approximately $1.2 million.

The following table summarizes the activity related to these awards of restricted stock units for the year ended December 31, 2019 and for the seven months ended December 31, 2018:

	Year Ended December 31, 2019		Seven Months Ended December 31, 2018
	Number	Weighted Average	Number	Weighted Average
	of	Grant Date	of	Grant Date
	Restricted Stock Units	Fair Value	Restricted Stock Units	Fair Value
Nonvested awards as of beginning of period	6,500	$23.20	—	$—
Granted	322,172	15.24	61,300	20.33
Vested	(166,210)	15.56	(54,800)	19.99
Forfeited	(24,920)	15.25	—	—
Nonvested awards as of end of period	137,542	$15.23	6,500	$23.20

The Company recognized compensation cost related to these restricted stock units of $2.5 million and $1.1 million for the year ended December 31, 2019 and the seven months ended December 31, 2018, respectively. These costs are included in “General and administrative expenses” in the consolidated statements of operations.  As of December 31, 2019, there was $1.6 million of total unrecognized compensation cost related to unvested shares of time-based restricted stock units, which is expected to be recognized over a weighted average period of 1.4 years. As of December 31, 2019, there

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

was also $0.6 million of total unrecognized compensation costs related to unvested restricted stock units with vesting subject to future events, which will not be recognized until those future events are probable.

In October 2019, the Company paid a dividend of $7.00 per share to the holders of record of common stock as of the close of business on October 18, 2019. As a result, in accordance with the terms of the 2018 Plan, the Company paid a dividend of $7.00 per restricted stock unit, amounting to $50 thousand in the aggregate, that vested in December 2019. The Company also accrued a liability of $0.7 million for dividends of $7.00 per share for outstanding restricted stock unit expected to vest as of December 31, 2019. This amount is payable upon the vesting of those restricted stock unit awards.

Series A Preferred Stock

In connection with the Restructuring and in reliance on the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code, Harvest issued 21,000 shares of Series A Preferred Stock pursuant to Preferred Stock Purchase Agreements, dated as of the Effective Date. The Company estimated the fair value of the Series A Preferred Stock as of December  31, 2019 and December 31, 2018 at $0.2 million. The fair value of the preferred stock award was recognized on a straight–line basis over the service period, and the Company accounted for forfeitures as they occurred. The 21,000 shares of Series A Preferred Stock vested during June 2019. During the year ended December 31, 2019 and the seven months ended December 31, 2018, the Company recognized $65 thousand and $88 thousand of compensation cost related to this preferred stock, respectively. These costs are included in “General and administrative expenses” in the consolidated statement of operations.

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

Predecessor Equity-Based Compensation

EV Management had two long–term incentive plans, the 2006 Long-Term Incentive Plan (the “2006 Plan”) and the 2016 Long-Term Incentive Plan (the “2016 Plan” and together, the “Plans”) for employees, consultants and directors of EV Management and its affiliates who performed services for EVEP. The 2006 Plan expired on September 20, 2016, and on August 30, 2016, the unitholders approved the adoption of the 2016 Plan, which replaced the 2006 Plan with respect to future awards. The 2016 Plan provided for the issuance of up to 5,000,000 units and allowed for the award of unit options, phantom units, performance units, restricted units and deferred equity rights. These equity–based awards consisted only of phantom units as of May 31, 2018.

EVEP accounted for phantom units as equity awards since it had determined that these awards would likely be settled by issuing common units. Compensation cost was recognized for these phantom units on a straight–line basis over the service period and was net of forfeitures. These phantom units were subject to graded vesting over a four year period. However, the Partnership elected to settle the awards which vested in January 2018 with cash payments.

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

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

For the Predecessor, the total grant date fair value of the phantom units vested in 2018 and 2017 was $6.7 million and $6.3 million, respectively.

The Predecessor recognized compensation cost related to these phantom units of $1.0 million during the five months ended May 31, 2018 under the normal vesting schedule. The Predecessor recognized compensation cost related to these phantom units of $4.3 million in 2017. These costs are included in “General and administrative expenses” in the consolidated statements of operations.

On June 4, 2018, EVEP’s emergence from bankruptcy, which constituted a change of control, resulted in the immediate acceleration of all unvested phantom units. As a result, the total unrecognized compensation cost of $2.8 million was recognized as of May 31, 2018. These costs are included in “General and administrative expenses” in the consolidated statements of operations.

NOTE 7. ACQUISITIONS

On January 31, 2017, EVEP acquired a 5.8% working interest in oil and natural gas properties in Karnes County, Texas for $58.7 million, net of purchase price adjustments, from a third party. Prior to this transaction certain EnerVest institutional partnerships owned an 87% working interest in these oil and natural gas properties and EnerVest Operating, L.L.C. (“EnerVest Operating”), a wholly owned subsidiary of EnerVest and its affiliates, acted as operator of these oil and natural gas properties. The purchase price of $58.7 million was primarily allocated to proved oil and natural gas properties.

In August 2017, EVEP acquired a 40% working interest in oil and natural gas properties in Central Texas in the Austin Chalk for $2.7 million, net of purchase price adjustments, from a third party.

NOTE 8. DIVESTITURES

2019

In January 2019, the Company closed on the sale of certain oil and natural gas properties in the Mid-Continent area to a third party for total consideration of $1.8 million, net of purchase price adjustments. The Company did not record a gain, loss or impairment related to this sale.

In April 2019, the Company closed on the sale of all of its (i) oil and natural gas properties in the San Juan Basin and (ii) membership interests in EnerVest Mesa, LLC, a wholly-owned subsidiary of EV Properties, L.P., to a third party for total consideration of $36.8 million, net of purchase price adjustments, of which $0.3 million is receivable related to the final purchase price settlement and is included in “Accounts receivable – other” on the consolidated balance sheets. The Company expects to receive these proceeds in 2020. The Company recognized impairment expense of $25.4 million during the year ended December 31, 2019 related to this sale.

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

During the second quarter of 2019, the Company closed on the sale of certain oil and natural gas properties in the Mid-Continent area to a third party for total consideration of $2.2 million, net of purchase price adjustments, which included $0.9 million of preferential rights to purchase that were exercised by other working interest owners. The Company recognized impairment expense of $1.8 million during the year ended December 31, 2019 related to this sale.

In September and December of 2019, the Company closed on the sale of substantially all of its oil and natural gas properties in the Barnett Shale for total consideration of $68.4 million, net of purchase price adjustments. The sale of the remaining oil and natural gas properties in the Barnett Shale are expected to close during the first half of 2020 for total consideration of $0.1 million subject to customary purchase price adjustments.  The Company recognized impairment expense of $78.1 million during the year ended December 31, 2019 related to this sale. As of December 31, 2019, the remaining oil and natural gas properties in the Barnett Shale were classified as held for sale; $0.1 million of the assets held for sale and less than $0.1 million of the ARO classified as liabilities held for sale on the consolidated balance sheets were attributable to these oil and natural gas properties not yet sold.

In September 2019, the Company closed on the sale of certain oil and natural gas properties in the Mid-Continent area to a third party for total consideration of $4.9 million, net of purchase price adjustments, of which $0.4 million is payable related to the final purchase price settlement and is included in “Accounts payable and accrued liabilities” on the consolidated balance sheets. The Company recognized a gain of $0.2 million during the year ended December 31, 2019 related to this sale.

In November 2019, the Company closed on the sale of all of its oil and natural gas properties in the Monroe Field in Northern Louisiana for total consideration due to the buyer of less than $0.1 million, net of purchase price adjustments, of which $0.2 million is receivable related to the final purchase price settlement and is included in “Accounts receivable – other” on the consolidated balance sheets. The Company expects to receive these proceeds in 2020.  The Company recognized impairment expense of $2.1 million during the year ended December 31, 2019 related to this sale.

In December 2019, the Company closed on the sale of substantially all of its oil and natural gas properties in the Permian Basin for total consideration of $2.9 million,  net of purchase price adjustments. The sale of the remaining oil and gas properties in the Permian Basin are expected to close during the first half of 2020 for total consideration of $0.1 million subject to customary purchase price adjustments.  The Company recognized impairment expense of $8.0 million during the year ended December 31, 2019 related to this sale.  As of December 31, 2019, the remaining oil and natural gas properties in the Permian Basin were classified as held for sale; $0.2 million of the assets held for sale and $0.1 million of the ARO classified as liabilities held for sale on the consolidated balance sheet were attributable to these oil and natural gas properties not yet sold.

In the fourth quarter of 2019, the Company closed on multiple sales comprising the remaining of its oil and natural gas properties in the Mid-Continent area for the total consideration of $0.7 million, net of purchase price adjustments. The Company recognized impairment expense of $4.9 million during the year ended December 31, 2019 related to these sales.

In 2019, the Company closed on multiple sales of certain its non-core oil and natural gas properties for total consideration of $0.7 million. The Company recognized a gain of $0.1 million during the year ended December 31, 2019 related to these sales.

In March 2020, the Company signed a purchase and sale agreement to sell all of its Michigan oil and natural gas properties for a purchase price of $4.8 million, subject to an adjustment based on the value of certain derivative contracts and other customary purchase price adjustments.  As a result, the Company recognized an impairment of $8.8 million during the year ended December 31, 2019.

2018

In August 2018, the Company closed on the sale of certain of its oil and natural gas properties in Central Texas and Karnes County, Texas (the “Central Texas Divestiture”) to Magnolia Oil & Gas Parent LLC and Magnolia Oil & Gas

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

Corporation (collectively, “Magnolia”) for total consideration of $134.4 million in cash, net of purchase price adjustments, and 4.2 million shares of common stock of Magnolia (NYSE: MGY). Based on the closing price for Magnolia’s common stock on August 31, 2018, total consideration was $192.7 million, net of purchase price adjustments. The Company recognized impairment expense of $2.9 million during the seven months ended December 31, 2018 related to this sale. In March 2019, the Company received $1.4 million related to the final settlement which was included in “Accounts receivable – other “ on the consolidated balance sheets as of December 31, 2018. In January 2019, the Company sold all of its 4.2 million shares of common stock of Magnolia for net proceeds of $51.7 million.

In August 2018, the Company closed the sale of certain of its oil and natural gas properties in Central Texas to a third party for total consideration of $3.4 million, net of purchase price adjustments. The Company recognized impairment expense of $0.2 million during the seven months ended December 31, 2018 related to this sale.

In December 2018, the Company closed the sale of certain oil and natural gas properties in Central Texas to a third party for total consideration of $2.6 million, net of purchase price adjustments. The Company recorded a gain of $0.7 million related to this sale.

In December 2018, the Company closed the sale of certain oil and natural gas properties in the Mid–Continent area to a third party for total consideration of $1.0 million, net of purchase price adjustments. The Company did not record a gain, loss or impairment related to this sale.

2017

In February 2017, EVEP, along with certain institutional partnerships managed by EnerVest, entered into an Agreement of Sale and Purchase to sell certain oil and natural gas properties in Ohio and Pennsylvania to a third party for total consideration of $1.1 million, net of purchase price adjustments. EVEP did not record a gain, loss or impairment related to this sale.

In April 2017, EVEP sold certain oil and natural gas properties in East Texas to a third party for total consideration of $0.6 million. EVEP recognized impairment expense of $2.9 million during the year ended December 31, 2017 related to this sale.

In August 2017, EVEP sold certain acreage in the San Juan Basin to a third party for total considerations of $1.0 million. EVEP recorded a gain of $1.0 million on this sale.

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

The Company has elected not to designate any of its derivatives as hedging instruments. Accordingly, changes in the fair value of its derivatives are recorded immediately to earnings as “Gain on derivatives, net” in the consolidated statements of operations.

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2019, the Company had entered derivatives with the following terms:

		Weighted Average
Period Covered	Hedged Volume	Fixed Price
Oil (MBbls):
Swaps - January 2020 to December 2020	439.2	$60.50

Natural Gas (MMBtus):
Swaps - January 2020 to December 2020	11,346.0	$2.68

Natural Gas Liquids (MBbls):
Swaps - January 2020 to December 2020	111.6	$20.71

During the first quarter of 2020, the Company terminated 47.6 MBbls of oil swaps, 1.0 MMBtus of natural gas swaps and 80.5 MBbls of natural gas liquids swaps for the periods between January 2020 to December 2020 at a fixed price of $60.53 per Bbl, $2.73 per MMbtu and $20.57 per Bbl, respectively; this termination resulted in a cash settlement received of $1.1 million.

The following table sets forth the fair values and classification of the Company’s outstanding derivatives (in thousands):

			Net Amounts
	Gross	Gross Amounts	of Assets and Liabilities
	Amount of	Offset on the	Presented on the
	Recognized	Consolidated	Consolidated
	Assets and Liabilities	Balance Sheets	Balance Sheets
As of December 31, 2019:
Current derivative asset	$6,231	$—	$6,231
Long-term derivative asset	—	—	—
Total	$6,231	$—	$6,231

As of December 31, 2018:
Current derivative asset	$18,048	$(2,596)	$15,452
Long-term derivative asset	8,565	(66)	8,499
Total	$26,613	$(2,662)	$23,951

Current derivative liability	$3,761	$(2,596)	$1,165
Long-term derivative liability	66	(66)	—
Total	$3,827	$(2,662)	$1,165

The Company has entered into a master netting arrangement with its counterparty. The amounts above are presented on a net basis in the consolidated balance sheets when such amounts are with the same counterparty. In addition, the Company has recorded accounts payable and receivable balances related to settled derivatives that are subject to the master netting agreement. These amounts are not included in the above table; however, under the master netting agreement, the Company has the right to offset these positions against forward exposure related to outstanding derivatives.

The Company could be required to post cash collateral related to these derivatives under certain circumstances. As of December 31, 2019 and 2018, the Company was not required to post any collateral nor did they hold any collateral associated with derivatives, respectively.

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

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

Recurring Basis

The following table presents the fair value hierarchy table for the Company’s net assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
		at the End of the Reporting Period
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2019:
Assets:
Oil, natural gas and natural gas liquids derivatives	$6,231	$—	$6,231	$—

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$—	$—	$—	$—

As of December 31, 2018:
Assets:
Oil, natural gas and natural gas liquids derivatives	$26,613	$—	$26,613	$—
Equity securities	47,082	47,082	—	—
	$73,695	$47,082	$26,613	$—

Liabilities:
Oil, natural gas and natural gas liquids derivatives	$3,827	$—	$3,827	$—

The Company’s derivatives consist of over–the–counter (“OTC”) contracts which are not traded on a public exchange. As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, the Company has categorized these derivatives as Level 2. The Company values these derivatives using the income approach using inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves and yield curves based on money market rates and interest rate swap data, such as forward LIBOR curves. The estimates of fair value have been determined at discrete points in time based on relevant market data. Furthermore, fair values are adjusted to reflect the credit risk inherent in the transaction, which may include amounts to reflect counterparty credit quality and/or the effect of the Company’s creditworthiness. These assumed credit risk adjustments are based on published credit ratings, public bond yield spreads and credit default swap spreads. There were no changes in valuation techniques or related inputs in 2019.

As of December 31, 2018, equity securities consisted of 4.2 million shares of common stock of Magnolia which were traded on a public exchange. The Company categorized these equity securities as Level 1, as the fair value of these shares

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

is based market price and the 120-day lock up period upon issuance had expired.  In January 2019, the Company sold all of its 4.2 million shares of common stock of Magnolia.

Nonrecurring Basis

The following table presents the fair value hierarchy table for the Company’s net assets and liabilities that are required to be measured at fair value on a nonrecurring basis (in thousands):

Fair Value Measurements
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses

Year Ending December 31, 2019:
Long–lived assets held and used	$2,327	$—	$—	$2,327	$8,830

Predecessor:
Year Ending December 31, 2017:
Long–lived assets held and used	$48,694	$—	$—	$48,694	$66,931

Long–lived Assets Held and Used

In 2019, the Company incurred impairment expense of $8.8 million to write down oil and natural gas properties that were held and used to their fair value of $2.3 million. The Company did not incur any impairment expense during the seven months ended December 31, 2018 for any of its oil and natural gas properties that were held and used.  The Predecessor did not incur any impairment expense during the five months ended May 31, 2018 for any of its oil and natural gas properties that were held and used.  In 2017, as a result of reductions in estimated future net cash flows primarily caused by the decrease in prices for oil, natural gas and natural gas liquids, EVEP incurred impairment expense of $66.9 million to write down oil and natural gas properties that were held and used to their fair value. These impairment charges were included in earnings in the periods indicated.

In 2019, the fair value was determined based on the expected proceeds from the marketing process for the Michigan oil and natural gas properties. While the Company signed a purchase and sale agreement for these assets in March 2020, they were classified as held and used at December 31, 2019 as management did not have board approval for a sale. In 2017, the fair values were determined using the income approach and were based on the expected present value of the future net cash flows from reserves. Significant Level 3 assumptions associated with the calculation of fair value included estimates of expected sales proceeds, future prices, production costs, development expenditures, anticipated production, appropriate risk–adjusted discount rates and other relevant data.

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

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

The carrying value of debt outstanding under the Company’s Exit Credit Facility at December 31, 2018 approximated fair value because the credit facility’s variable interest rate resets frequently and approximated current market rates available. There are currently no amounts outstanding on the Company’s New Credit Facility.

NOTE 11. ASSET RETIREMENT OBLIGATIONS

The changes in the aggregate ARO are as follows (in thousands):

ARO as of December 31, 2017 (Predecessor)	$161,963
Liabilities incurred	77
Accretion expense	3,176
Settlements and divestitures	(385)
ARO as of May 31, 2018 (Predecessor)	164,831
Fresh start adjustments (1)	(41,953)
ARO as of May 31, 2018 (Successor)	122,878
Liabilities incurred	8
Accretion expense	5,420
Settlements and divestitures	(8,700)
ARO as of December 31, 2018 (Successor)	119,606
Liabilities incurred	346
Revisions	(6)
Accretion expense	8,112
Settlements and divestitures	(37,949)
Liabilities held for sale	(139)
ARO as of December 31, 2019 (Successor)	$89,970

(1)As a result of the application of fresh start accounting, the Successor recorded its asset retirement obligations at fair value as of the Effective Date.

As of December 31, 2019 and 2018, $1.3 million and $2.1 million, respectively, of the Company’s ARO is classified as current and is included in “Accounts payable and accrued liabilities” on the consolidated balance sheets.

NOTE 12. LONG–TERM DEBT, NET

The following table presents the consolidated debt obligations at the dates indicated (in thousands):

	December 31, 2019	December 31, 2018
Exit Credit facility	—	115,000

New Credit Facility

In October 2019, the Company entered into a new $10 million revolving credit facility with Regions Bank (the “New Credit Facility”). The New Credit Facility will mature on October 4, 2020 but may be renewed for an additional one-year term by mutual agreement between the Company and the lender. Borrowings under this credit facility are secured by cash collateral which is included as “Restricted cash” on the consolidated balance sheets as of December 31, 2019, and the Company may use borrowings under the New Credit Facility for acquiring and developing oil and natural gas properties, working capital purposes and general corporate purposes. As of December 31, 2019, the Company did not have an outstanding balance. The Company also may use up to $2.0 million of available borrowing capacity for letters of credit. As of December 31, 2019, the Company had a $0.1 million letter of credit outstanding.

The terms of the New Credit Facility do not require any repayments of amounts outstanding until maturity in October 2020, and will bear interest at LIBOR plus 100 bps.

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

Exit Credit Facility

In connection with the Company’s emergence from bankruptcy, on the Effective Date, the Company entered into a Credit Agreement providing for a $1.0 billion new reserve-based revolving loan. The Exit Credit Facility was set to mature on February 26, 2021. Borrowings under the Exit Credit Facility were secured by a first priority lien on substantially all of the Company’s oil and natural gas properties. The Company could use borrowings under the Exit Credit Facility for acquiring and developing oil and natural gas properties, for working capital purposes and for general corporate purposes. The Company also could use up to $50.0 million of available borrowing capacity for letters of credit. As of December 31, 2018, the Company had a $0.2 million letter of credit outstanding.

The terms of the credit facility did not require any repayments of amounts outstanding until its maturity in February 2021. Borrowings under this credit facility bore interest at a floating rate based on, at the Company’s election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base outstanding (weighted average effective interest rate of 5.10% at December 31, 2018).

Borrowings under the Exit Credit Facility could not exceed a “borrowing base” determined by the lenders under the credit facility based on the Company’s oil and natural gas reserves.

During 2019, all amounts outstanding under the Exit Credit Facility were repaid. On October 4, 2019, the Company terminated the Exit Credit Facility.

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

The terms of the Predecessor’s credit facility did not require any repayments of amounts outstanding until it expired in February 2020. Borrowings under the credit facility bore interest at a floating rate based on, at the Partnership’s election, a base rate or the London Inter–Bank Offered Rate plus applicable premiums based on the percent of the borrowing base that the Partnership had outstanding (weighted average effective interest rate of 5.47% at May 31, 2018).

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

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

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

There were no significant changes to the timing and amount of lease expense recognized in “Lease operating expenses” in the consolidated statements of operations. However, as a result of the adoption of Topic 842, the Company recognized right of use assets and lease liabilities for certain commitments related to real estate, vehicles and field equipment that were previously accounted for as operating leases. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Contracts with lease terms less than 12 months are not recorded on the consolidated balance sheet, but instead are disclosed as short-term lease cost.

During the normal course of business, Harvest leases office space, vehicles, IT equipment and field equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to renew. The exercise of lease renewal options is at the Company’s sole discretion. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

Operating leases are included in other assets, other current liabilities and other long-term liabilities on the consolidated balance sheet as of December  31, 2019. Operating lease right of use assets and lease liabilities included on the consolidated balance sheets were as follows (in thousands):

December 31, 2019
Other assets	$1,036

Other current liabilities	586
Other long-term liabilities	450
Total operating lease liabilities	$1,036

Weighted average remaining lease term (in years)	1.9

Weighted average discount rate	5.8%

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2019, the Company paid $3.4 million of lease cost. Furthermore, during the year ended December 31, 2019, the Company recognized lease cost, net of reimbursements from other working interest owners, of $0.9 million for operating leases and $2.4 million for short-term leases, which is included in “Lease operating expenses” in the Company’s consolidated statement of operations.

Maturities of operating lease liabilities as of December 31, 2019, were as follows (in thousands):

2020	$623
2021	418
2022	42
2023	4
Total lease payments	1,087
Less: imputed interest	(51)
Present value of lease liabilities	$1,036

NOTE 14. COMMITMENTS AND CONTINGENCIES

On the Effective Date, Harvest entered into a Services Agreement (the “Services Agreement”) with EnerVest, Ltd. and EnerVest Operating, L.L.C. (together, the “EnerVest Group”). Pursuant to the Services Agreement, the EnerVest Group will provide certain administrative, management, operating and other services and support to Harvest (the “Services”) following the Effective Date. In addition, the EnerVest Group will also provide Harvest with sufficient office space, equipment and office supplies pursuant to the Services Agreement. The Services Agreement covers the people EnerVest employs who provide direct support to the Company’s operations; however, the Services Agreement does not cover the five full-time employees of Harvest which include the Chief Executive Officer and the Chief Financial Officer. The management fee is subject to an annual redetermination by agreement of the parties and may also be adjusted for acquisitions or divestitures over $5 million. The initial term of the Services Agreement is through December 31, 2020, and it may be renewed annually upon the mutual agreement of the parties 90 days prior to expiration. In the event that EnerVest determines not to renew the Services Agreement, Harvest may cause the Services Agreement to extend for an additional year to provide Harvest with an opportunity to seek a replacement services provider.

During October 2019, the EnerVest Group informed Harvest that there are approximately $4.1 million of uncollectible accounts receivable from third party working interest owners in oil and natural gas properties where Harvest owns a significant working interest for which the EnerVest Group believes Harvest may be responsible since the EnerVest Group was not able to collect the accounts receivable.  The costs related to these receivables were primarily incurred over the last eight years and were paid by the EnerVest Group as the contract operator for such properties. Harvest has performed a preliminary assessment of its obligations with respect to these amounts and has communicated to the EnerVest Group that it believes that the amounts are not currently owed by Harvest to the EnerVest Group.  Accordingly, Harvest has determined that the amount of its obligations with respect to these uncollectible accounts receivable is not estimable at this time and has not accrued any losses with respect to the EnerVest Group’s uncollectible accounts receivable as of December 31, 2019.

In August 2018, the Company was notified by the Office of Natural Resources Revenue (“ONRR”) of potential underpayments of royalties related to certain leases for the period of 2009 through 2018. The Company has submitted amended royalty filings for the period of 2009 to 2018, pursuant to which Harvest has an additional liability of approximately $5.0 million. This amount will be paid upon ONRR review and concurrence with the accuracy of royalties per the amended filings. The Company recognized an accrual for the estimated liability for the period of 2009 to 2018 as of December 31, 2019 and 2018.

The Company is involved in other disputes or legal actions arising in the ordinary course of business. In August 2019, the Company agreed to a litigation settlement of $0.6 million related to such matters in the ordinary course of business, the expense for which is included in “General and administrative expenses” in the consolidated statements of operations for the year ended December 31, 2019. The Company does not believe the outcome of other such disputes or legal actions

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

will have a material effect on its consolidated financial statements. No amounts, other than as described above, were accrued as of December 31, 2019.

The Company is subject to firm agreements for the future transportation and processing of natural gas. The Company is obligated to transport minimum daily natural gas volumes. As of December 31, 2019, the Company’s future minimum transportation fees under these agreements are as follows for the years ended December 31 (in thousands):

2020	$747
2021	618
2022	412
$1,777

NOTE 15. EQUITY

Share Repurchase Program

In December 2019, the Board approved a share repurchase program under which Harvest is authorized to repurchase up to $5.0 million of its outstanding common stock. Share repurchases may be made from time to time, at the Company’s discretion, through open market repurchases or negotiated transactions, which may be effected through Rule 10b5-1 trading plans. The Company intends to fund repurchases from cash on hand. This program is intended to continue the Company’s commitment to shareholder returns and the efficient management of the Company’s assets, including cash on hand. Repurchases by the Company will be subject to general market and economic conditions, alternate uses for the capital and other factors, and the share repurchase program may be suspended, modified or discontinued by the Board at any time. The Company has no obligation to repurchase any amount of its common stock under the program. During the year ended December 31, 2019, the Company repurchased 2,379 shares under the share repurchase program. As of December 31, 2019, the Company had approximately $5.0 million available under the share repurchase program for future purchases.

Dividends

On October 8, 2019, the Board of Directors of Harvest declared a dividend of $7.00 per share of common stock, approximately $71.3 million in the aggregate, paid on October 28, 2019 to its shareholders of record as of the close of business on October 18, 2019.

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

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

The fair values for the Warrants upon issuance were estimated using the Black-Scholes option pricing model using the following assumptions:

Warrants Issued in
Successor Period
Risk–free interest rate	2.8%
Dividend yield	—%
Expected life (years)	5.0
Expected volatility	69.0%
Strike price	$37.48
Calculated fair value	$9,345

In October 2019, the declaration of the dividend resulted in an adjustment to the warrant exercise price from $37.48 to $30.48 per share, effective immediately prior to the opening of business on October 21, 2019.

Predecessor

Prior to the Effective Date, owner’s equity of the Predecessor consisted of a 98% limited partnership interest and a 2% general partnership interest.

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

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

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

The Predecessor did not pay any distributions during the five months ended May 31, 2018 or during the year ended December 31, 2017. During the five months ended May 31, 2018 and the year ended December 31, 2017, the board of directors of EV Management announced that it had elected to suspend distributions for all quarters of those periods.

NOTE 16. INCOME TAXES

Effective June 4, 2018, pursuant to the Plan, the Successor became a corporation subject to federal and state income taxes. Prior to the Plan being effective, the Predecessor was a limited partnership and organized as a pass-through entity for federal and most state income tax purposes. As a result, the Predecessor’s limited partners were responsible for federal and state income taxes on their share of taxable income. The Predecessor was subject to the Texas gross margin tax for partnership activity in the state of Texas. Tax obligations of the Predecessor and Successor are recorded as “Income tax benefit (expense)” in the consolidated statements of operations.

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

The tax benefit (expense) for the Successor period indicated is comprised of the following (in thousands):

		Seven Months
	Year Ended	Ended
	December 31, 2019	December 31, 2018
Current tax benefit (expense):
Federal	$—	$—
State	13	(78)
Total	13	(78)
Deferred tax benefit (expense):
Federal	—	—
State	—	—
Total	—	—
Total tax benefit (expense):
Federal	—	—
State	13	(78)
Total	$13	$(78)

During the five months ended May 31, 2018, the Predecessor recorded income tax expense of $0.2 million related to state income taxes. During the year ended December 31, 2017, the Predecessor recognized approximately $0.2 million of tax benefits primarily as a result of tax refunds.

A reconciliation of the statutory federal income tax expense to the income tax expense or benefit from continuing operations provided for the Successor period is as follows (in thousands):

		Seven Months
	Year Ended	Ended
	December 31, 2019	December 31, 2018
Tax expense at statutory rate	$29,049	$(5,050)
State income tax benefit (expense), net of federal benefit	13	(62)
Changes in valuation allowance	(28,957)	4,999
Other	(92)	35
Total income tax benefit (expense)	$13	$(78)

The Successor’s net deferred tax is comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforward	$30,643	$19,086
Asset retirement obligation	19,909	26,948
Other	1,588	2,365
Total deferred tax assets before valuation allowance	52,140	48,399
Valuation allowance	(45,976)	(15,573)
Net deferred tax assets	6,164	32,826

Deferred tax liability:
Oil and natural gas properties	4,785	30,200
Derivative instruments	1,379	2,626
Total deferred tax liability	6,164	32,826

Total net deferred tax	$—	$—

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

Management assesses the available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to realize the Company’s deferred tax assets. In making this determination, Management considers all available positive and negative evidence and makes certain assumptions. Management considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends and its outlook for future years. Due to significant negative evidence, the Company has established a valuation allowance against its net deferred tax asset of $46.0 million as of December 31, 2019.

As of December 31, 2019, the Company had federal net operating loss (“NOL”) carryforwards of approximately $131.9 million, which can be carried forward indefinitely, and state NOLs of $31.6 million, which will expire in varying amounts beginning in 2025.

ASC 740, Income Taxes (“ASC 740”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company must recognize the tax effects of any uncertain tax positions it may adopt, if the position taken is more likely than not sustainable based on its technical merits. Interest and penalties related to uncertain tax positions are reported in the income tax provision. The Company has an uncertain tax position of $1.6 million related to the limitation of current deductibility of business interest expense. The tax effects of such uncertain tax positions should have no earnings impact because of the anticipated net operating loss carryforwards and the established valuation allowance.

The Company’s tax returns are subject to periodic audits by the various jurisdictions in which the Company operates. These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income.

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

NOTE 17. EARNINGS PER SHARE/UNIT

The following sets forth the calculation of earnings per share/unit for the periods indicated (in thousands, except share/unit information):

	Successor		Predecessor
		Seven Months
	Year Ended	Ended	Five Months	Year Ended
	December 31,	December 31,	Ended	December 31,
	2019	2018	May 31, 2018	2017
Net income (loss) attributable to Successor/Predecessor	$(138,315)	$23,969	$(610,525)	$(134,201)
Predecessor’s general partner’s 2% interest in net loss	—	—	12,211	2,684
Net income (loss) available to common stockholders/limited partners	$(138,315)	$23,969	$(598,314)	$(131,517)

Weighted average common shares/units outstanding:
Basic	10,104,914	10,030	49,369	49,357
Dilutive effect of potential common shares/units	—	2	—	—
Diluted	10,104,914	10,032	49,369	49,357

Net earnings per share/unit:
Basic	$(13.69)	$2.39	$(12.12)	$(2.66)
Diluted	$(13.69)	$2.39	$(12.12)	$(2.66)

Antidilutive restricted stock units (1)	137,542	—	—	—
Antidilutive warrants (2)	800,000	800,000	—	—

(1)	Amount represents unvested restricted stock units as of the end of the period that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

(2)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

NOTE 18. RELATED PARTY TRANSACTIONS

As a result of the Restructuring, EnerVest is no longer a related party to the Company. However, Harvest will continue its relationship with EnerVest through an agreement for EnerVest to operate its properties. See Note 14 for additional information regarding the Services Agreement.

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

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

Pursuant to a services agreement, referred to as an omnibus agreement, the Predecessor paid EnerVest $7.2 million for general and administrative services provided during the five months ended May 31, 2018. Under the omnibus agreement, the Predecessor also paid EnerVest $14.1 million during the year ended December 31, 2017. These fees were based on an allocation of charges between EnerVest and EVEP based on the estimated use of such services by each party, and the Partnership believed that the allocation method employed by EnerVest was reasonable and reflective of the estimated level of costs the Partnership would have incurred on a standalone basis. These fees are included in “General and administrative expenses” in the consolidated statements of operations.

The Partnership also entered into operating agreements with EnerVest whereby EnerVest Operating, a subsidiary of EnerVest acted as contract operator of the oil and natural gas wells and related gathering systems and production facilities in which EVEP owned an interest. The Predecessor reimbursed EnerVest approximately $8.4 million in the five months ended May 31, 2018, for direct expenses incurred in the operation of its wells and related gathering systems and production facilities and for the allocable share of the costs of EnerVest employees who performed services on its properties. Under that operating agreement, the Predecessor also reimbursed EnerVest approximately $20.1 million during the year ended December 31, 2017, for direct expenses incurred. As the vast majority of such expenses were charged to the Partnership on an actual basis (i.e., no mark–up or subsidy is charged or received by EnerVest), EVEP believed that the aforementioned services were provided to the Partnership at fair and reasonable rates relative to the prevailing market and were representative of what the amounts would have been on a standalone basis. These costs are included in “Lease operating expenses” in the consolidated statements of operations. Additionally, in its role as contract operator, this EnerVest subsidiary also collected proceeds from oil, natural gas and natural gas liquids sales and distributed them to the Partnership and other working interest owners.

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

In 2011, EVEP and certain institutional partnerships managed by EnerVest carved out 7.5% overriding royalty interests from certain Underlying Properties, which the Partnership believed may be prospective for the Utica Shale, and contributed the ORRI to a newly formed limited partnership. EnerVest is the general partner of this partnership. The ORRI entitles the partnership to an average approximate 5.64% of the gross revenues from the Underlying Properties. EVEP owned a 48% limited partner interest in the partnership and account for the investment using the equity method of accounting. See Note 4 for additional information.

NOTE 19. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non–cash transactions were as follows as of and for the periods indicated (in thousands):

	Successor		Predecessor
		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 31, 2019	December 31, 2018	May 31, 2018	December 31, 2017
Supplemental cash flows information:
Cash paid for interest	$1,119	$6,110	$6,008	$38,758
Cash paid for reorganization items (1)	472	9,021	6,691	—

(1)Includes approximately $6.9 million disbursed from the restricted cash account during the seven months ended December 31, 2018.

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

	December 31, 2019	December 31, 2018
Non–cash transactions:
Costs for additions to oil and natural gas properties in accounts payable and accrued liabilities	$287	$419
Shares of common stock of Magnolia received in Central Texas Divestiture	—	58,212

Accounts payable and accrued liabilities consisted of the following as of December 31 (in thousands):

	December 31, 2019	December 31, 2018
San Juan royalties	$5,000	$5,000
Lease operating expenses	4,894	10,035
Due to contract operator	4,809	—
General and administrative expenses	2,550	3,321
Production and ad valorem taxes	2,453	4,680
Current portion of ARO	1,302	2,077
Costs for additions to oil and natural gas properties	287	419
Other	2,229	614
Total	$23,524	$26,146

NOTE 20. QUARTERLY DATA (UNAUDITED)

	Successor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019
Revenues	$43,846	$30,587	$23,249	$16,138
Gross profit (1)	18,054	7,068	1,746	2,518
Net loss (2)	(35,775)	(60,907)	(19,529)	(22,104)
Net loss per share:
Basic	$(3.56)	$(6.05)	$(1.93)	$(2.17)
Diluted	$(3.56)	$(6.05)	$(1.93)	$(2.17)

	Predecessor		Successor
		Two Months	One Month
	First	Ended	Ended	Third	Fourth
	Quarter	May 31, 2018	June 30, 2018	Quarter	Quarter
2018
Revenues (3)	$67,942	$43,089	$21,720	$68,966	$47,914
Gross profit (1)	36,558	23,201	11,246	37,319	18,427
Net income (loss) (4)	(15,449)	(595,076)	(538)	(9,760)	34,267
Net income (loss) per share/unit:
Basic	$(0.31)	$(11.81)	$(0.05)	$(0.97)	$3.41
Diluted	$(0.31)	$(11.81)	$(0.05)	$(0.97)	$3.41

(1)Represents total revenues less lease operating expenses, cost of purchased natural gas and production taxes.

(2)Includes impairment charges of $129.1 million, primarily in the second quarter of 2019 related to oil and natural gas properties that were written down to their fair value as determined based on the expected present value of future net cash flows. Of the $129.1 million, $78.1 million is related to properties located in the Barnett Shale, which were sold or held for sale as of December 31,

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

2019,  $25.4 million is related to properties located in the San Juan Basin, which were sold during 2019, $8.0 million is related to properties located in the Permian Basin, which were sold or held for sale as of December 31, 2019, $6.7 million is related to properties located in the Mid-Continent area, which were sold during 2019, $2.1 million is related to properties in the Monroe Field, which were sold during 2019 and $8.8 million is related to properties in Michigan.

(3)Includes a royalty adjustment of $5.0 million during the fourth quarter of 2018. Excluding this royalty adjustment, revenues would have been $52.9 million for the fourth quarter of 2018. See Note 14 for additional information.

(4)Includes significant costs associated with the reorganization. Reorganization items, net represent costs and gains directly associated with the Chapter 11 proceedings since the Petition Date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments, issuance of common stock and warrants and settlement with Predecessor common unitholders. The Predecessor incurred $587.3 million of reorganization items, net during the five months ended May 31, 2018. See Note 2 and Note 3.

NOTE 21. SUPPLEMENTARY INFORMATION ON OIL AND NATURAL GAS ACTIVITIES (UNAUDITED)

Capitalized costs relating to oil and natural gas producing activities are as follows at December 31 (in thousands):

	2019	2018
Proved oil and natural gas properties	$128,578	$410,184
Unproved oil and natural gas properties	519	8,454
	129,097	418,638
Accumulated depreciation, depletion and amortization	(15,066)	(12,950)
Net capitalized costs	$114,031	$405,688

Costs incurred in oil and natural gas property acquisition and development activities are as follows for the periods indicated (in thousands):

	Successor		Predecessor
		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 31, 2019	December 31, 2018	May 31, 2018	December 31, 2017
Acquisition of oil and natural gas properties:
Proved	$—	$—	$—	$58,230
Unproved	—	—	—	3,170
Exploration costs	75	177	122	413
Development costs	1,172	17,925	26,841	39,348
Total	$1,247	$18,102	$26,963	$101,161

NOTE 22. ESTIMATED PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

The Company’s estimated proved reserves are all located within the United States. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are expected to change as further information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil, natural gas and natural gas liquids reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used in these estimates. The estimates of the Company’s proved reserves as of December 31, 2019 have been prepared by Wright & Company, Inc., independent petroleum consultants. The estimates of the Company’s proved reserves as of December 31, 2018, and the estimates of the Predecessor’s proved reserves as of December 31, 2017 have been prepared by Cawley, Gillespie & Associates, Inc. and Wright & Company, Inc., independent petroleum consultants.

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated.

			Natural Gas
	Oil	Natural Gas	Liquids
	(MBbls) (1)	(Mmcf) (2)	(MBbls) (1)	Mmcfe (3)
Proved developed and undeveloped reserves:
As of December 31, 2016 (Predecessor)	12,592	575,298	33,395	851,219
Revisions of previous estimates (4)	1,141	3,558	(422)	7,867
Purchases of minerals in place	1,228	6,578	415	16,444
Extensions and discoveries (5)	105	3,035	398	6,053
Production	(1,387)	(40,979)	(2,165)	(62,293)
Sales of minerals in place (6)	(286)	(3,784)	(27)	(5,663)
As of December 31, 2017 (Predecessor)	13,393	543,706	31,594	813,627
Revisions of previous estimates (7)	4,640	7,641	4,518	62,600
Extensions and discoveries (8)	7	4,192	104	4,859
Production	(1,304)	(40,066)	(2,388)	(62,222)
Sales of minerals in place (9)	(6,823)	(38,785)	(4,544)	(106,994)
As of December 31, 2018 (Successor)	9,913	476,688	29,284	711,870
Revisions of previous estimates (10)	(568)	(35,076)	(1,305)	(46,314)
Extensions and discoveries (11)	1	8	1	20
Production	(591)	(25,470)	(1,244)	(36,479)
Sales of minerals in place (12)	(3,212)	(298,114)	(25,988)	(473,313)
As of December 31, 2019 (Successor)	5,543	118,036	748	155,784

Proved developed reserves:
December 31, 2016 (Predecessor)	11,954	523,113	28,218	764,149
December 31, 2017 (Predecessor)	13,393	543,706	31,594	813,627
December 31, 2018 (Successor)	9,881	468,510	28,442	698,445
December 31, 2019 (Successor)	5,543	118,036	748	155,784

Proved undeveloped reserves:
December 31, 2016 (Predecessor)	638	52,185	5,177	87,070
December 31, 2017 (Predecessor)	—	—	—	—
December 31, 2018 (Successor)	32	8,178	842	13,425
December 31, 2019 (Successor)	—	—	—	—

(1)Thousands of barrels.

(2)Million cubic feet.

(3)Million cubic feet equivalent; barrels are converted to Mcfe based on one barrel of oil or natural gas liquids to six Mcf of natural gas equivalent.

(4)Revisions were attributable to a combination of reserve increases (81.8 Bcfe) resulting from improvements in SEC pricing from December 31, 2016 to December 31, 2017, reductions (85.0 Bcfe) due to the removal of all PUD reserves and an aggregate increase from various other revisions (11.0 Bcfe).

(5)Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (4.2 Bcfe) and Mid-Continent area (1.5 Bcfe).

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

(6)Sales of minerals in place were primarily associated with the sale of properties in the Appalachian Basin (4.6 Bcfe), Central Texas (0.6 Bcfe) and San Juan Basin (0.5 Bcfe).

(7)Revisions were attributable to a combination of reserve increases (66.7 Bcfe) resulting from the Company’s emergence from bankruptcy on June 4, 2018 and the availability of capital required to develop the PUDs within the SEC five-year development limitation on PUDs, reserve increases (24.3 Bcfe) resulting from improvements in SEC pricing from December 31, 2017 to December 31, 2018, reductions (20.8 Bcfe) primarily due to negative revisions in Appalachian and San Juan basins, and an aggregate decrease (7.6 Bcfe) from various other revisions.

(8)Extensions and discoveries were primarily associated with drilling success in the Barnett Shale (4.8 Bcfe).

(9)Sales of minerals in place were primarily associated with the sale of all properties in Central Texas (106.1 Bcfe) with smaller sales in the Mid-Continent area (0.8 Bcfe) and other areas.

(10)Revisions were attributable to reserve decreases (49.0 Bcfe) resulting from declines in SEC pricing from December 31, 2018 to December 31, 2019, and an aggregate increase (2.7 Bcfe) from various other revisions.

(11)Extensions and discoveries were primarily associated with drilling success in the Appalachian Basin (less than 0.1 Bcfe).

(12)Sales of minerals in place were primarily associated with the sale of all properties in the San Juan Basin (154.3 Bcfe), Mid-Continent area (27.3 Bcfe), and Monroe Field (19.4 Bcfe), and the sale of substantially all properties in the Barnett Shale (250.6 Bcfe), and Permian Basin (21.5 Bcfe).

NOTE 23. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL, NATURAL GAS AND NATURAL GAS LIQUIDS RESERVES (UNAUDITED)

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

The standardized measure of discounted future net cash flows relating to estimated proved oil, natural gas and natural gas liquids reserves is presented below for the years ended December 31 (in thousands):

	2019	2018	2017
Future cash inflows	$613,120	$2,710,234	$2,778,662
Future production and development costs	(387,175)	(1,622,040)	(1,603,373)
Future income tax expenses	(9,266)	(167,692)	(6,022)
Future net cash flows	216,679	920,502	1,169,267
10% annual discount for estimated timing of cash flows	(109,743)	(484,069)	(589,862)
Standardized measure of discounted future net cash flows	$106,936	$436,433	$579,405

Harvest Oil & Gas Corp.

Notes to Consolidated Financial Statements (continued)

As specified by the SEC, the prices for oil, natural gas and natural gas liquids used in this calculation were the average prices during the year determined using the price on the first day of each month, except for volumes subject to fixed price contracts. The prices utilized in calculating the Company’s total estimated proved reserves at December 31, 2019, 2018 and 2017 were $55.69 per Bbl of oil and $2.578 per MMBtu of natural gas, $65.56 per Bbl of oil and $3.10 per MMBtu of natural gas, and $51.34 per Bbl of oil and $2.976 per MMBtu of natural gas, respectively. The Company does not include its commodity derivatives in the determination of its oil, natural gas and natural gas liquids reserves.

The principal sources of changes in the standardized measure of future net cash flows are as follows for the years ended December 31 (in thousands):

	2019	2018	2017
Standardized measure at beginning of period	$436,433	$579,405	$371,117
Sales and transfers of oil, natural gas and natural gas liquids
produced, net of production costs	(28,428)	(126,181)	(111,118)
Net changes in prices and production costs	(125,166)	48,322	202,810
Extensions, discoveries and improved recovery, less related costs	46	3,148	5,451
Development costs incurred during the period	—	16	2,261
Revisions and other	(54,980)	88,587	13,516
Accretion of 10% timing discount	50,963	58,222	37,356
Changes in income taxes	69,678	(70,390)	(371)
Changes in estimated future development costs	(5,502)	3,174	20,177
Changes in timing and other	(6,185)	21,551	8,302
Purchase of minerals in place	—	—	32,949
Sales of minerals in place	(229,923)	(169,421)	(3,045)
Standardized measure of discounted future net cash flows	$106,936	$436,433	$579,405

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, management included a report of their assessment of the design and effectiveness of internal control over financial reporting as part of this Annual Report on Form 10–K for the fiscal year ended December 31, 2019. Management’s report is included under “Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2019 that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Termination of Registration Rights Agreement

On April 14, 2020, the Company, Finepoint Capital LP and FS Investments entered into a letter agreement (the “Termination Agreement”) amending and terminating that certain registration rights agreement by and among the Company and the other parties signatory thereto, dated as of June 14, 2018 (the “Registration Rights Agreement”). All obligations arising from or related to the Registration Rights Agreement were terminated pursuant to the Termination Agreement, effective immediately.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Proposal 1: Election of Directors,” “Executive Compensation” and “Corporate Governance and our Board” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2019.

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

2.2**†

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

2.6**†

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

10.6	Contribution and Membership Interest Purchase Agreement, dated August 20, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 21, 2018).

10.7**	Loan Agreement, dated October 4, 2019, by and among EV Properties, L.P., as borrower, Harvest Oil & Gas Corp. and Harvest Oil & Gas Acquisition Corp., as guarantors, and Regions Bank, as lender.

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

10.10*	Harvest Oil & Gas Corp. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s registration statement on Form S-8 filed on June 4, 2018).

10.11*	Form of Restricted Stock Unit Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 21, 2018).

10.12*

Form of Indemnification Agreement between Harvest Oil & Gas Corp. and the directors and officers of Harvest Oil & Gas Corp. (incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-8 filed on June 4, 2018).

10.13*

Employee Agreement, dated November 17, 2017, by and between EV Management, LLC and Michael E. Mercer (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8‑K filed with the SEC on November 24, 2017).

10.14*	Amended and Restated Employment Agreement of Michael E. Mercer, dated June 4, 2018 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8‑K filed on June 4, 2018).

10.15*

Employee Agreement, dated November 17, 2017, by and between EV Management, LLC and Nicholas Bobrowski (incorporated by reference from Exhibit 10.2 to EV Energy Partners, L.P.’s current report on Form 8‑K filed with the SEC on November 24, 2017).

10.16*	Amended and Restated Employment Agreement of Nicholas Bobrowski, dated June 4, 2018 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8‑K filed on June 4, 2018).

10.17*	Employment Agreement between the Company and Ryan Stash, dated October 26, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8‑K filed on October 29, 2018).

10.18*	EV Management, LLC 2017‑2018 Key Employee Incentive Plan (incorporated by reference from Exhibit 10.3 to EV Energy Partners, L.P.’s current report on Form 8‑K filed with the SEC on November 24, 2017).

10.19*

Retention Bonus Agreement, by and between EV Management, LLC and Michael E. Mercer (incorporated by reference from Exhibit 10.4 to EV Energy Partners, L.P.’s current report on Form 8‑K filed with the SEC on November 24, 2017).

10.20*

Retention Bonus Agreement, by and between EV Management, LLC and Nicholas Bobrowski (incorporated by reference from Exhibit 10.5 to EV Energy Partners, L.P.’s current report on Form 8‑K filed with the SEC on November 24, 2017).

10.21

Restructuring Support Agreement, dated as of March 13, 2018, among the Debtors, the Supporting Parties and the EnerVest Parties (incorporated by reference from Exhibit 10.1 to EV Energy Partners, L.P.’s current report on Form 8‑K filed with the SEC on March 14, 2018).

+10.22	Letter Agreement re Termination of Registration Rights Agreement dated as of April 14, 2020 by and among Harvest Oil & Gas Corp., and the other parties signatory thereto.
+21.1	Subsidiaries of Harvest Oil & Gas Corp.

+23.1	Consent of Wright & Company, Inc.

+23.2	Consent of Deloitte & Touche LLP.

+31.1	Rule 13a‑14(a)/15d‑14(a) Certification of Chief Executive Officer.

+31.2	Rule 13a‑14(a)/15d‑14(a) Certification of Chief Financial Officer.

++32.1	Section 1350 Certification of Chief Executive Officer.

++32.2	Section 1350 Certification of Chief Financial Officer.

+99.1	Wright & Company, Inc. Reserve Report.

+101	Interactive Data Files.

+    Filed herewith

++Furnished herewith

*    Management contract or compensatory plan or arrangement

**Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

†Pursuant to Item 601(b)(2) of Regulation S-K, certain immaterial provisions of the agreement that would likely cause competitive harm to the Company if publicly disclosed have been redacted. The Company hereby undertakes to furnish, on a supplemental basis an unredacted copy of the agreement to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any documents so furnished.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harvest Oil & Gas Corp.
(Registrant)

Date: April 14, 2020	By:	/s/RYAN STASH
Ryan Stash
Vice President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HIDDEN_ROW
Signature	Title	Date

/s/MICHAEL E. MERCER	President, Chief Executive Officer and Director	April 14, 2020
Michael E. Mercer	(Principal Executive Officer)

/s/RYAN STASH	Vice President and Chief Financial Officer	April 14, 2020
Ryan Stash	(Principal Financial Officer and Principal Accounting Officer)

/s/TIM CAFLISCH	Director	April 14, 2020
Tim Caflisch

/s/PATRICK HICKEY	Director	April 14, 2020
Patrick Hickey

/s/JAMES F. MURCHISON	Director	April 14, 2020
James F. Murchison

/s/STEVEN J. PULLY	Director	April 14, 2020
Steven J. Pully